Form 10-K
period 2022-12-31
MDU RESOURCES GROUP INC
filed 2023-02-24
CIK 67716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.
State the aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2022: $5,488,436,473.
Indicate the number of shares outstanding of the registrant's common stock, as of February 16, 2023: 203,623,893 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Relevant portions of the registrant's 2023 Proxy Statement, to be filed no later than 120 days from December 31, 2022, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Report.

2 MDU Resources Group, Inc. Form 10-K

MDU Resources Group, Inc. Form 10-K 3

Definitions

The following abbreviations and acronyms used in this Form 10-K are defined below:
Abbreviation or Acronym
AFUDC	Allowance for funds used during construction
Army Corps	U.S. Army Corps of Engineers
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Audit Committee	Audit Committee of the board of directors of the Company
Bcf	Billion cubic feet
Big Stone Station	475-MW coal-fired electric generating facility near Big Stone City, South Dakota (22.7 percent ownership)
BSSE	345-kilovolt transmission line from Ellendale, North Dakota, to Big Stone City, South Dakota (50 percent ownership)
Btu	British thermal unit
CARES Act	United States Coronavirus Aid, Relief, and Economic Security Act
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of the Company
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
Code	The U.S. Internal Revenue Code, the highest form of tax law in the United States
Coincident Load Factor	The discount from peak requirements when the Company's peak is at a time different from the MISO system peak for the winter season.
Company	MDU Resources Group, Inc.
COVID-19	Coronavirus disease 2019
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
CyROC	Cyber Risk Oversight Committee
dk	Decatherm
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EBITDA	Earnings before interest, taxes, depreciation, depletion and amortization
EIN	Employer Identification Number
EPA	United States Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974
ESA	Endangered Species Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings (previously referred to as the Company's exploration and production segment)
FIP	Funding improvement plan
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Grasslands Subsystem	A portion of WBI Energy Transmission's natural gas pipeline that runs from western North Dakota to north central Wyoming
Great Plains	Great Plains Natural Gas Co., a public utility division of Montana-Dakota
GVTC	Generation Verification Test Capacity
Holding Company Reorganization	The internal holding company reorganization completed on January 1, 2019, pursuant to the agreement and plan of merger, dated as of December 31, 2018, by and among Montana-Dakota, the Company and MDUR Newco Sub, which resulted in the Company becoming a holding company and owning all of the outstanding capital stock of Montana-Dakota.
IBEW	International Brotherhood of Electrical Workers
ICWU	International Chemical Workers Union
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
IPUC	Idaho Public Utilities Commission
IRA	Inflation Reduction Act
IRS	Internal Revenue Service

4 MDU Resources Group, Inc. Form 10-K

Definitions

Item 8	Financial Statements and Supplementary Data
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
Knife River Holding Company	The holding company established in conjunction with the proposed spinoff of Knife River
Knife River - Northwest	Knife River Corporation - Northwest, an indirect wholly owned subsidiary of Knife River
K-Plan	Company's 401(k) Retirement Plan
kW	Kilowatts
kWh	Kilowatt-hour
kV	Kilovolts
LIBOR	London Inter-bank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MDUR Newco	MDUR Newco, Inc., a public holding company created by implementing the Holding Company Reorganization, now known as the Company
MDUR Newco Sub	MDUR Newco Sub, Inc., a direct, wholly owned subsidiary of MDUR Newco, which was merged with and into Montana-Dakota in the Holding Company Reorganization
MEPP	Multiemployer pension plan
MISO	Midcontinent Independent System Operator, Inc., the organization that provides open-access transmission services and monitors the high-voltage transmission system in the Midwest United States and Manitoba, Canada and a southern United States region which includes much of Arkansas, Mississippi and Louisiana
MMBtu	Million Btu
MMcf	Million cubic feet
MMdk	Million dk
MNPUC	Minnesota Public Utilities Commission
Montana-Dakota	Montana-Dakota Utilities Co. a direct wholly owned subsidiary of MDU Energy Capital
MPPAA	Multiemployer Pension Plan Amendments Act of 1980
MTDEQ	Montana Department of Environmental Quality
MTPSC	Montana Public Service Commission
MW	Megawatt
NDDEQ	North Dakota Department of Environmental Quality
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
Oil	Includes crude oil and condensate
OPUC	Oregon Public Utility Commission
PCAOB	Public Company Accounting Oversight Board
PCBs	Polychlorinated biphenyls
PHMSA	Pipeline and Hazardous Material Safety Administration
Proxy Statement	Company's 2023 Proxy Statement to be filed no later than April 28, 2023
PRP	Potentially Responsible Party
Qualified Person	As defined by the SEC, a mineral industry professional with at least five years of relevant experience in the type of mineralization and type of deposit under consideration and in the specific type of activity that person is undertaking. The qualified person must also be an eligible member or licensee in good standing of a recognized professional organization.
RCRA	Resource Conservation and Recovery Act
RNG	Renewable Natural Gas
RP	Rehabilitation plan
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Sheridan System	A separate electric system owned by Montana-Dakota
SOFR	Secured Overnight Financing Rate
SPP	Southwest Power Pool, the organization that manages the electric grid and wholesale power market for the central United States.
UA	United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada

MDU Resources Group, Inc. Form 10-K 5

Definitions

TSA	Transportation Security Administration
VIE	Variable interest entity
Washington DOE	Washington State Department of Ecology
WBI Energy	WBI Energy, Inc., an indirect wholly owned subsidiary of Centennial
WBI Energy Transmission	WBI Energy Transmission, Inc., an indirect wholly owned subsidiary of WBI Holdings
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission
Wygen III	100-MW coal-fired electric generating facility near Gillette, Wyoming (25 percent ownership)
WYDEQ	Wyoming Department of Environmental Quality
WYPSC	Wyoming Public Service Commission
ZRCs	Zonal resource credits - a MW of demand equivalent assigned to generators by MISO for meeting system reliability requirements

6 MDU Resources Group, Inc. Form 10-K

Index
Part I

Forward-Looking Statements
This Form 10-K contains forward-looking statements within the meaning of Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions, and include statements concerning plans, trends, objectives, goals, strategies, including the anticipated separation of Knife River or the proposed future structure of two pure-play publicly traded companies, future events, or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within Item 7 - MD&A - Business Segment Financial and Operating Data.
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
As part of the Company's continual review of its business, the Company announced strategic initiatives that are expected to enhance its value. On August 4, 2022, the Company announced its plan to separate Knife River, the construction materials and contracting business, from the Company, resulting in two independent, publicly traded companies. The separation of Knife River is planned as a tax-free spinoff transaction to the Company’s stockholders for U.S. federal income tax purposes. Completion of the separation will be subject to, among other things, the effectiveness of a registration statement on Form 10 with the SEC, final approval from the Company’s board of directors, receipt of one or more tax opinions and a private letter ruling from the IRS, and other customary conditions. The Company may, at any time and for any reason until the proposed transaction is complete, abandon the separation or modify or change its terms. The separation is expected to be complete in the second quarter of 2023, but there can be no assurance regarding the ultimate timing of the separation or that the separation will ultimately occur. On November 3, 2022, the Company announced its intention to create two pure-play publicly traded companies, one focused on regulated energy delivery and the other on construction materials, and that, to achieve this future structure, the board has authorized management to commence a strategic review process of MDU Construction Services. The strategic review is well underway and the Company anticipates completing it during the second quarter of 2023.
The Company's strategy is to deliver superior value and achieve industry-leading performance with two pure-play companies of regulated energy delivery and construction materials, while pursuing organic growth opportunities and strategic acquisitions of well-managed companies and properties. Through its regulated energy delivery businesses, the Company generates, transmits and distributes electricity and provides natural gas distribution, transportation and storage services. These businesses are regulated by state public service commissions and/or the FERC. The construction materials business provides construction materials through aggregate mining and marketing of related products, such as ready-mix concrete, asphalt and asphalt oil, and associated contracting services. The construction services business provides construction services through its electrical and mechanical and transmission and distribution specialty contracting services.
As of December 31, 2022, the Company was organized into five reportable business segments. These business segments include: electric, natural gas distribution, pipeline, construction materials and contracting, and construction services. The Company's business segments are determined based on the Company's method of internal reporting, which generally segregates the strategic business units due to differences in products, services and regulation. The internal reporting of these segments is defined based on the reporting and review process used by the Company's chief executive officer.

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
Human Capital Management At the core of Building a Strong America® is building a strong workforce. This means building a strong team of employees with a focus on safety and a commitment to diversity, equity and inclusion. The Company's team was located in 44 states plus Washington D.C. as of December 31, 2022. The number of employees fluctuates during the year due to the seasonality and the number and size of construction projects. During 2022, the number of employees peaked in the third quarter at just over 16,800. Employees as of December 31, 2022, were as follows:
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

8 MDU Resources Group, Inc. Form 10-K

Index
Part I

The following information is as of December 31, 2022.

Company	Collective-bargaining agreement	Number of employees represented	Agreement status
Montana-Dakota	IBEW	313	Effective through April 30, 2024
Intermountain	UA	139	Effective through March 31, 2023
Cascade	ICWU	195	Effective through March 31, 2024
WBI Energy Transmission	IBEW	68	Effective through April 30, 2023
Knife River	40 various agreements	502	2 agreements in negotiations
MDU Construction Services	106 various agreements	7,588	No agreements in negotiations
Total		8,805
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
The Company has three strategic goals related to diversity:
•Enhance collaboration efforts through cooperation and sharing of best practices to create new ways of meeting employee, customer and stockholder needs.
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
The Company also promotes its strategic diversity goals through the following special recognition awards:
In March 2022, the chief executive officer of the Company joined more than 2,000 chief executive officers in signing the CEO Action for Diversity and Inclusion Pledge. Through this collaboration with other companies, the Company furthers its commitment to a diverse and inclusive environment that respects the differences and embraces the strengths of its employees to further its corporate vision.
Building People Building a strong workforce begins with employee recruitment. The Company hires and trains employees to have the skills, abilities and motivation to achieve the results needed for their jobs. Each job is important and part of a coordinated team effort to accomplish the organization's objectives. The Company uses a variety of means to recruit new employees for open positions including posting on the Company's website at www.jobs.mdu.com, which is not incorporated by reference herein. Other sources for employee recruitment include employee referrals, union workforce, direct recruitment, advertising, social media, career fairs, partnerships with colleges and technical schools, job service organizations and associations connected with a variety of professions. The Company also uses internship programs to introduce individuals to the Company's business operations and provide a possible source of future employees.

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
To attract and retain employees, the Company offers:
The Company conducts employee surveys to hear and gauge employee opinions on issues such as fairness, camaraderie and pride in the workplace. Survey responses are compiled and evaluated at various levels throughout the Company to develop action plans to address areas of concern raised by employees.
Safety Safety is a corporate value and top priority of the Company. The Company is committed to safety and health in the workplace. To ensure safe work environments, the Company provides training, adequate resources and appropriate follow-up on any unsafe conditions or actions. To facilitate a strong safety culture, the Company established its Safety Leadership Council. In addition to the Safety Leadership Council, the Company has policies and training that support safety in the workplace including training on safety matters through classroom and toolbox meetings on job sites. The Company utilizes safety compliance in the evaluation of employees, which includes management, and recognizes employee safety through safety award programs. Accident and safety statistical information is gathered for each of the business segments and regularly reported to management and the board of directors.

Environmental Matters The Company believes it has a responsibility to use natural resources efficiently and attempt to minimize the environmental impact of its activities. The Company produces GHG emissions primarily from its fossil fuel electric-generating facilities, as well as from natural gas pipeline and storage systems, and operations of equipment and fleet vehicles. The Company has developed renewable generation with lower or no GHG emissions. Governmental legislation and regulatory initiatives regarding environmental and energy policy are continuously evolving and could negatively impact the Company's operations and financial results. As legislation and regulation are finalized, the impact of these measures can be assessed. The Company will continue to monitor legislative and regulatory activity related to environmental and energy policy initiatives. In addition, for a discussion of the Company's risks related to environmental laws and regulations, see Item 1A - Risk Factors.

The Company maintains an executive management Sustainability Committee that supports the execution of, and makes recommendations to advance, the Company's environmental and sustainability strategy. For more information on the Company's sustainability goals, programs and performance, see the Company's Sustainability Report on its website, which is not incorporated by reference herein.

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
The Company strives to be in substantial compliance with applicable regulations, except as to what may be ultimately determined with regard to items discussed in Environmental matters in Item 8 - Note 21. There are no pending CERCLA actions for any of the Company's material properties. However, the Company is involved in certain claims relating to the Portland, Oregon, Harbor Superfund Site and the Bremerton Gasworks Superfund Site. For more information on the Company's environmental matters, see Item 8 - Note 21 and Item 7 - MD&A - Business Section Financial and Operating Data.

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
The material properties owned by Montana-Dakota for use in its electric operations include interests in 13 electric generating units at 11 facilities and two small portable diesel generators, as further described under System Supply, System Demand and Competition, approximately 3,400 and 4,800 miles of transmission and distribution lines, respectively, and 84 transmission and 294 distribution substations. Montana-Dakota has obtained and holds, or is in the process of renewing, valid and existing franchises authorizing it to conduct its electric operations in all of the municipalities it serves where such franchises are required. Montana-Dakota intends to protect its service area and seek renewal of all expiring franchises. At December 31, 2022, Montana-Dakota's net electric plant investment was $1.7 billion and its rate base was $1.4 billion.

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
The retail customers served and respective revenues by class for the electric business were as follows:

	2022		2021		2020
	Customers Served	Revenues	Customers Served	Revenues	Customers Served	Revenues
	(Dollars in thousands)
Residential	119,398	$135,412	119,113	$123,043	118,893	$122,545
Commercial	23,327	142,722	23,149	133,336	23,050	131,207
Industrial	230	42,937	231	40,477	230	36,736
Other	1,606	7,335	1,610	6,754	1,609	6,601
	144,561	$328,406	144,103	$303,610	143,782	$297,089
Other electric revenues, which are largely transmission-related revenues, for Montana-Dakota were $48.7 million, $46.0 million and $34.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The percentage of electric retail revenues by jurisdiction was as follows:

	2022	2021	2020
North Dakota	65%	64%	64%
Montana	21%	22%	22%
Wyoming	9%	9%	9%
South Dakota	5%	5%	5%
System Supply, System Demand and Competition Through an interconnected electric system, Montana-Dakota serves markets in portions of North Dakota, Montana and South Dakota. These markets are highly seasonal and sales volumes depend largely on the weather. Additionally, the average customer consumption has tended to decline due to increases in energy efficient lighting and appliances being installed. As of December 31, 2022, the interconnected system consisted of 12 electric generating units at 10 facilities and two small portable diesel generators. Additional details are included in the table that follows. For 2022, Montana-Dakota's total ZRCs, including its firm purchase power contracts, were 520.8. Montana-Dakota's planning reserve margin requirement within MISO was 520.2 ZRCs for 2022. The maximum electric peak demand experienced to date attributable to Montana-Dakota's sales to retail customers on the interconnected system was 611,542 kW in August 2015. Montana-Dakota's latest forecast for its interconnected system indicates that its annual peak will continue to occur during the summer. Additional energy is purchased as needed, or in lieu of generation if more economical, from the MISO market. In 2022, Montana-Dakota purchased approximately 45 percent of its net kWh needs for its interconnected system through the MISO market.
Through the Sheridan System, Montana-Dakota serves Sheridan, Wyoming, and neighboring communities. The maximum peak demand experienced to date attributable to Montana-Dakota sales to retail customers on that system was approximately 69,688 kW in August 2022. Montana-Dakota has a power supply contract with Black Hills Power, Inc. to purchase up to 49,000 kW of capacity annually through December 31, 2028. Wygen III also serves a portion of the needs of Montana-Dakota's Sheridan-area customers.
Approximately 37 percent of the electricity delivered to customers from Montana-Dakota's owned generation in 2022 was from renewable resources. Although Montana-Dakota's generation resource capacity has increased to serve the needs of its customers, the carbon dioxide emission intensity of its electric generation resource fleet has been reduced by approximately 40 percent since 2005 through the addition of renewable generation and with the retirement of aging coal-fired electric generating units, as further discussed below.
The Company ceased operations of Lewis & Clark Station in Sidney, Montana, in March 2021 and decommissioning was completed in October 2022. In February 2022, the Company ceased operations of Units 1 and 2 at Heskett Station near Mandan, North Dakota, and decommissioning commenced in July 2022. In addition, in May 2022 Montana-Dakota began construction of Heskett Unit 4, an 88-MW simple-cycle natural gas-fired combustion turbine peaking unit at the existing Heskett Station near Mandan, North Dakota, with an expected in service date in the summer of 2023.

12 MDU Resources Group, Inc. Form 10-K

Index
Part I

The following table sets forth details applicable to the Company's electric generating stations:

Generating Station	Type	Fuel	Nameplate Rating (kW) at December 31, 2022	2022 ZRCs	(a)	2022 Net Generation (kWh in thousands)
Interconnected System:
North Dakota:
Coyote (b)	Steam	Coal	103,647	94.0		571,389
Heskett (c)	Steam	Coal	—	—		47,046
Heskett	Combustion turbine	Natural gas	89,038	73.5		3,551
Glen Ullin	Renewable	Heat recovery	7,500	3.3		13,884
Cedar Hills	Renewable	Wind	19,500	3.8		64,546
Thunder Spirit	Renewable	Wind	155,500	24.6		577,567
South Dakota:
Big Stone (b)	Steam	Coal	94,111	106.8		430,748
Montana:
Lewis & Clark	Reciprocating internal combustion engine	Natural gas	18,700	18.0		1,539
Glendive	Combustion turbine	Natural gas / diesel	75,522	63.1		2,260
Miles City	Combustion turbine	Natural gas / diesel	23,150	18.6		583
Diamond Willow	Renewable	Wind	30,000	5.3		91,105
Portable Units (2)	Reciprocating internal combustion engine	Diesel	3,650	3.9		8
			620,318	414.9		1,804,226
Sheridan System:
Wyoming:
Wygen III (b)	Steam	Coal	28,000	N/A		202,487
			648,318	414.9		2,006,713
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
(c)Nameplate rating of 86,000 kW. Retired February 2022.

The owners of Coyote Station, including Montana-Dakota, have a contract with Coyote Creek for coal supply to the Coyote Station that expires December 2040. Montana-Dakota estimates the Coyote Station coal supply agreement to be approximately 1.5 million tons per contract year. For more information, see Item 8 - Note 21.
The owners of Big Stone Station, including Montana-Dakota, have a coal supply agreement with Peabody COALSALES, LLC to meet all of the Big Stone Station's fuel requirements through 2024. Montana-Dakota estimates the Big Stone Station coal supply agreement to be approximately 1.5 million tons per contract year.
Montana-Dakota has a coal supply agreement with Wyodak Resources Development Corp., to supply the coal requirements of Wygen III at contracted pricing through June 1, 2060. Montana-Dakota estimates the maximum annual coal consumption of the facility to be approximately 585,000 tons.
Montana-Dakota has entered into two purchase power agreements to purchase capacity and energy between the retirement of the Lewis & Clark Station and Heskett Station Units 1 and 2 and the completion of the new Heskett Unit 4. Montana-Dakota also purchased additional capacity and energy to cover forecasted capacity deficits through May 2026.
Montana-Dakota expects that it has secured adequate capacity available through existing baseload generating stations, renewable generation, turbine peaking stations, demand reduction programs and firm contracts to meet the peak customer demand requirements of its customers through 2030. Future capacity needs are expected to be met by constructing new generation resources or acquiring additional capacity through power purchase contracts or the MISO capacity auction.
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

MDU Resources Group, Inc. Form 10-K 13

Index
Part I

Montana-Dakota is not dependent on any single customer or group of customers for sales of its products and services, where the loss of which would have a material adverse effect on its business.
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
Montana-Dakota's electric generating facilities have Title V Operating Permits, under the federal Clean Air Act, issued by the states in which they operate. Each of these permits has a five-year life. Near the expiration of these permits, renewal applications are submitted. Permits continue in force beyond the expiration date, provided the application for renewal is submitted by the required date, usually six months prior to expiration. The WYDEQ determined all units at the Neil Simpson Complex, where Wygen III is situated, are to be included within a combined Title V Operating Permit which was submitted in June 2022. Wygen III is currently allowed to operate under the facility's construction permit until the Title V Operating Permit is issued. The Title V Operating Permit renewal application for Big Stone Station was submitted timely in October 2021 to the South Dakota Department of Agriculture & Natural Resources with the permit issuance date not specified at this time.
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
Montana-Dakota did not incur any material capital expenditures in 2022 related to compliance with current environmental laws and regulations. Environmental capital expenditures are estimated to be $3.1 million, $1.2 million and $1.0 million in 2023, 2024 and 2025, respectively, for the closure of coal ash management units at Lewis & Clark Station and Heskett Station and to maintain air emissions compliance at its co-owned electric generating facilities and does not expect to incur any material capital expenditures in 2023, 2024 or 2025 for compliance with current environmental laws and regulations. Montana-Dakota's capital and operational expenditures could also be affected by future environmental requirements, such as regional haze emission reductions. For more information, see Item 1A - Risk Factors and Item 7 - MD&A - Business Section Financial and Operating Data.

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
These services are provided through distribution and transmission systems aggregating approximately 21,300 miles and 600 miles, respectively. The natural gas distribution operations have obtained and hold, or are in the process of renewing, valid and existing franchises authorizing them to conduct their natural gas operations in all of the municipalities they serve where such franchises are required. These operations intend to seek renewal of all expiring franchises. At December 31, 2022, the natural gas distribution operations' net natural gas distribution plant investment was $2.2 billion and its rate base was $1.6 billion.

The natural gas distribution operations are subject to regulation by the IPUC, MNPUC, MTPSC, NDPSC, OPUC, SDPUC, WUTC and WYPSC regarding retail rates, service, accounting and certain securities issuances.
The retail customers served and respective revenues by class for the natural gas distribution operations were as follows:

	2022		2021		2020
	Customers Served	Revenues	Customers Served	Revenues	Customers Served	Revenues
	(Dollars in thousands)
Residential	922,266	$715,494	905,535	$548,091	887,429	$480,466
Commercial	111,478	450,932	110,196	330,468	108,788	281,175
Industrial	1,077	41,466	939	31,103	929	26,217
	1,034,821	$1,207,892	1,016,670	$909,662	997,146	$787,858
Transportation and other revenues for the natural gas distribution operations were $65.9 million, $62.3 million and $60.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The percentage of the natural gas distribution operations' retail sales revenues by jurisdiction was as follows:

	2022	2021	2020
Idaho	28%	27%	30%
Washington	26%	29%	30%
North Dakota	16%	15%	13%
Montana	10%	10%	8%
Oregon	8%	8%	8%
South Dakota	6%	6%	6%
Minnesota	4%	3%	3%
Wyoming	2%	2%	2%
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
On July 7, 2016, the WUTC approved a full decoupling mechanism where Cascade is allowed recovery of an average revenue per customer regardless of actual consumption. The mechanism also includes an earnings sharing component if Cascade earns in excess of its authorized return. On September 15, 2021, the WUTC extended the effectiveness of the decoupling mechanism until the earlier of the rate effective date resulting from Cascade's next full general rate case or August 31, 2025.
On December 22, 2016, the MNPUC approved a request by Great Plains to implement a full revenue decoupling mechanism pilot project for three years. The decoupling mechanism reflects the period January 1 through December 31. The MNPUC adopted the administrative law judge's recommendation to extend the initial pilot period through the end of 2021. On May 13, 2022, Great Plains requested the continuation of the revenue decoupling mechanism. A final determination has not yet been made.
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
The Company's natural gas distribution operations are very small-quantity generators of hazardous waste, and subject only to minimum regulation under the RCRA. A Washington state rule defines Cascade as a small-quantity generator, but regulation under the rule is similar to RCRA. Certain locations of the natural gas distribution operations routinely handle PCBs from their natural gas operations in accordance with federal requirements. PCB storage areas are registered with the EPA as required. Capital and operational expenditures for natural gas distribution operations could be affected in a variety of ways by potential new GHG legislation or regulation. In particular, such legislation or regulation would likely increase capital expenditures for energy efficiency and conservation programs and operational and gas supply costs associated with GHG emissions compliance. Natural gas distribution operations expect to recover the operational and capital expenditures for GHG regulatory compliance in rates consistent with

16 MDU Resources Group, Inc. Form 10-K

Index
Part I

the recovery of other reasonable costs of complying with environmental laws and regulations. For more information, see Item 7 - MD&A - Business Section Financial and Operating Data.
The natural gas distribution operations did not incur any material capital expenditures in 2022 related to compliance with current environmental laws and regulations. However, Cascade does expect to incur capital expenditures for compliance with the Oregon Climate Protection Program and Washington Climate Commitment Act, which are estimated to be $4.3 million, $19.1 million and $2.6 million, respectively, in 2023, 2024 and 2025. The capital expenditures are for the development and construction of a renewable natural gas facility at the Deschutes County Landfill near Bend, Oregon. Except as to what may be ultimately determined with regard to the issues described in the following paragraph and the items noted for Cascade, the natural gas distribution operations do not expect to incur any material capital expenditures related to compliance with current environmental laws and regulations through 2025.
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
Pipeline

General WBI Energy owns and operates both regulated and non-regulated businesses. The regulated business of this segment, WBI Energy Transmission, owns and operates approximately 3,800 miles of natural gas transmission and storage lines.
WBI Energy Transmission's underground storage fields provide storage services to local distribution companies, industrial customers, natural gas marketers and others, and serve to enhance system reliability. Its system is strategically located near four natural gas producing basins, making natural gas supplies available to its transportation and storage customers. The system has 14 interconnecting points with other pipeline facilities allowing for the receipt and/or delivery of natural gas to and from other regions of the country and from Canada. Under the Natural Gas Act, as amended, WBI Energy Transmission is subject to the jurisdiction of the FERC regarding certificate, rate, service and accounting matters, and at December 31, 2022, its net plant investment was $798.1 million.
The non-regulated business of this segment provides a variety of energy-related services, including cathodic protection and energy efficiency product sales and installation services to large end-users.

A majority of the pipeline business is transacted in the Rocky Mountain and northern Great Plains regions of the United States.
System Supply, System Demand and Competition Natural gas supplies emanate from traditional and nontraditional production activities in the region from both on-system and off-system supply sources. Incremental supply from nontraditional sources, such as the Bakken area in Montana and North Dakota, have helped offset declines in traditional regional supply sources and supports WBI Energy Transmission's transportation and storage services. In addition, off-system supply sources are available through the Company's interconnections with other pipeline systems. WBI Energy Transmission continues to look for opportunities, such as the identified growth projects discussed in Item 7 - MD&A - Pipeline Outlook, to increase transportation and storage services through system expansion and/or other pipeline interconnections or enhancements that could provide future benefits.
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

MDU Resources Group, Inc. Form 10-K 17

Index
Part I

Although certain of WBI Energy Transmission's firm customers, including its largest firm customer Montana-Dakota, serve relatively secure residential, commercial and industrial end-users, they generally all have some price-sensitive end-users that could switch to alternate fuels.
WBI Energy Transmission transports substantially all of Montana-Dakota's natural gas, primarily utilizing firm transportation agreements, which for 2022 represented 22 percent of WBI Energy Transmission's subscribed firm transportation contract demand. The majority of the firm transportation agreements with Montana-Dakota expire in June 2027. In addition, Montana-Dakota has a contract, expiring in July 2035, with WBI Energy Transmission to provide firm storage services to facilitate meeting Montana-Dakota's winter peak requirements.
The non-regulated business of this segment competes for existing customers in the areas in which it operates. Its focus on customer service and the variety of services it offers serve to enhance its competitive position.
WBI Energy is not dependent on any single customer or group of customers for sales of its products and services, where the loss of which would have a material adverse effect on its business. WBI Energy had one third-party customer that accounted for approximately 11% of its 2022 revenue.
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
The EPA recently proposed additional rules to update, strengthen and expand standards intended to significantly reduce GHG emissions and other air pollutants from the oil and natural gas industries. The standards will apply to natural gas compressors, pneumatic controllers and pumps, fugitive emissions components and super-emitter events. The EPA projects the final rules will be issued in August 2023. Additionally, the EPA anticipates revising the current GHG reporting rules to incorporate provisions in the IRA. These revisions are anticipated to be issued in April 2023. The Company continues to monitor and assess the proposed rules and the potential impacts they may have on its business processes, current and future projects, results of operations and disclosures.
The pipeline operations did not incur any material capital expenditures related to compliance with current environmental laws and regulations in 2022 and do not expect to incur any material capital expenditures related to compliance with current environmental laws and regulations through 2025. Expected or anticipated rules are not included in the capital expenditures for 2023 to 2025. For more information on the capital expenditures for this segment, see Item 7 - MD&A - Capital Expenditures.

18 MDU Resources Group, Inc. Form 10-K

Index
Part I

Construction Materials and Contracting

General Knife River mines, processes and sells construction aggregates (crushed stone and sand and gravel); produces and sells asphalt; and supplies ready-mix concrete. These products are used in most types of construction, performed by Knife River and other companies, including roads, freeways and bridges, as well as homes, schools, shopping centers, office buildings and industrial parks. Knife River's aggregate reserves provide the foundation for the vertical integration of its contracting services with its construction materials to support its aggregate-based product lines including heavy-civil construction, asphalt paving, concrete construction and site development and grading. Although not common to all locations, the segment also includes the sale of cement, liquid asphalt modification and distribution, various finished concrete products, merchandise and other building materials and related contracting services.
Through its network of aggregate sites, ready-mix plants and asphalt plants, the Company supplies construction materials and contracting services to public and private customers in 14 states.

Competition Knife River's construction materials products and contracting services are marketed under competitive conditions. Price is the principal competitive force to which these products and services are subject, with service, quality, delivery time and proximity to the customer as well as technical expertise, safety ratings, financial and operational resources and industry reputation around dependability also being significant factors. Knife River focuses on markets located near aggregate sites to reduce transportation costs which allows Knife River to remain competitive with the pricing of aggregate products. The number and size of competitors varies in each of Knife River's principal market areas and product lines.
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
Knife River's customers are a diverse group which includes federal, state and municipal governmental agencies, industrial, commercial and residential developers, and other private parties. The mix of sales by customer class varies each year depending on the fluctuation of work. Knife River is not dependent on any single customer or group of customers for sales of its products and services, the loss of which would have a material adverse effect on its construction materials businesses. No individual customer accounted for more than 10% of its 2022 revenue.
Reserve Information Knife River mines crushed stone and sand and gravel at its 188 active aggregate sites. The aggregates produced by Knife River are utilized in general construction and are a major component in the production of ready-mix concrete and asphalt.
Aggregate reserve and resource estimates are calculated based on available data. Supporting data includes, but is not limited to, drill holes, geologic testing and other subsurface investigations; and surface feature investigations, such as, mine high walls, aerial photography, topography, and other data. Using available data, a final topography map is created with computer software and is used to calculate the volume variance between existing and final topographies. Volumes are then converted to tons using appropriate conversion factors. Property setbacks and other regulatory restrictions and limitations are identified to determine the total area available for mining. Knife River also considers mine plans, economic viability and production history in the aggregate reserve and resource estimates. Mineral reserves are defined as an estimate of tonnage that, in the opinion of the qualified person, can be economically mined or extracted, which includes diluting materials and allowances for losses that may occur throughout the process. Mineral resources are defined as a concentration or occurrence of material of economic interest in such form, grade or quality, and quantity that has a reasonable prospect to be economically extracted. Knife River’s reserve estimates include only salable tonnage and thus exclude waste materials that are generated in the crushing and processing phases of the operation. The reserves are based on estimates of volumes that can be economically extracted and sold to meet current market and product applications.
Knife River’s reserves and resources are on properties that are permitted, or are expected to be permitted, for mining under current regulatory requirements. The data used to calculate reserves and resource estimates may require revisions in the future to account for changes in customer requirements and unknown geological occurrences.
Knife River classifies the applicable quantity of a particular deposit as a reserve or resource by reviewing and analyzing, independently, each geological formation, testing results and production processes, along with other modifying factors, to determine an expected yield of recoverable tonnage an area will produce. These results may have an effect on mine plans and the selection of processing equipment. The results are reviewed by the qualified person and presented to the management team.

MDU Resources Group, Inc. Form 10-K 19

Index
Part I

Management assesses the risks associated with aggregate reserve and resource estimates. These estimates may be affected by variability in the properties of the material, limits of the accuracy of the geotechnical data and operational difficulties in extraction of the computed material. Additionally, management assesses the risks associated in obtaining and maintaining the various land use, mining and environmental permits necessary for the properties to operate as mines. Annual reviews of mining reserves are conducted by the qualified person and include procedures such as ensuring financial assumptions related to life of mine expenses are based on the most accurate estimates available.
Knife River has reviewed its properties and has determined it does not have any individual sites that are material. The following table sets forth details applicable to Knife River's aggregate production and aggregate sites as of December 31, 2022.

	Total Annual Aggregate Production		Aggregate Sites
Production Area	Crushed Stone	Sand & Gravel	Crushed Stone		Sand & Gravel
	(Tons in thousands)		Owned	Leased	Owned	Leased
Alaska	—	1,041	—	—	1	—
California	377	1,665	—	2	8	1
Hawaii	1,470	—	—	5	—	—
Idaho	5	2,339	—	1	6	3
Minnesota	375	2,410	3	1	48	8
Montana	—	3,043	—	—	11	2
North Dakota	—	897	—	—	3	12
Oregon	6,882	4,017	11	12	19	9
South Dakota	1,878	2,226	2	—	1	3
Texas	1,181	167	4	1	1	—
Wyoming	1,166	1,043	2	6	1	4
	13,334	18,848	22	28	99	42

20 MDU Resources Group, Inc. Form 10-K

Index
Part I

The following table sets forth details applicable to Knife River's aggregate reserves as of December 31, 2022.

		Crushed Stone			Sand & Gravel
Production Area	Aggregate Sites	Proven Mineral Reserves	Probable Mineral Reserves	Total Mineral Reserves	Proven Mineral Reserves	Probable Mineral Reserves	Total Mineral Reserves	Total Mineral Reserves
	(Tons in thousands)
Alaska	1	—	—	—	12,542	—	12,542	12,542
California	10	89,913	—	89,913	19,070	—	19,070	108,983
Hawaii	5	42,964	662	43,626	—	—	—	43,626
Idaho	10	230	—	230	22,689	10,914	33,603	33,833
Minnesota	60	15,853	—	15,853	45,883	13,301	59,184	75,037
Montana	13	—	—	—	60,980	9,950	70,930	70,930
North Dakota	15	—	—	—	20,379	1,999	22,378	22,378
Oregon	49	361,217	14,046	375,263	118,209	13,477	131,686	506,949
South Dakota	6	29,706	3,000	32,706	3,284	—	3,284	35,990
Texas	6	65,451	4,691	70,142	8,368	—	8,368	78,510
Wyoming	13	76,895	11,582	88,477	14,513	14,197	28,710	117,187
	188	682,229	33,981	716,210	325,917	63,838	389,755	1,105,965
*The average selling price per ton for crushed stone and sand and gravel was $16.12 and $10.53, respectively, in 2022.
** The aggregates mined are of suitable grade and quality to be used as construction materials and no further grade or quality disclosure is applicable.

The following table sets forth details applicable to Knife River's aggregate resources as of December 31, 2022.

	Sand & Gravel
Production Area	Aggregate Sites	Measured Mineral Resources	Indicated Mineral Resources	Measured + Indicated Mineral Resources	Inferred Mineral Resources
	(Tons in thousands)
California	1	14,673	—	14,673	—
Minnesota	—	—	—	—	373
Montana	—	11,500	—	11,500	—
Oregon	2	41,727	—	41,727	—
	3	67,900	—	67,900	373
*Minnesota and Montana each have a site that includes both reserves and resources, which are included in the aggregate sites for reserves.

Of Knife River’s 191 properties, 139 are in a production stage, 49 in a development stage and three are classified as exploration stage properties. As of December 31, 2022, Knife River had 1.1 billion tons of estimated proven and probable reserves of which 939 million tons are located on production stage properties and 167 million tons on developmental stage properties. The Company classifies aggregates located on exploration stage properties as resources. Knife River’s aggregate annual production in tons for all its mining properties was 32.2 million, 31.1 million and 28.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The average selling price per ton for crushed stone and sand and gravel was $16.12 and $10.53, respectively, in 2022. Actual pricing varies by location and market. The price for each commodity was calculated by dividing 2022 revenues by tons sold. The average pricing is based on salable product, or materials that are ready for sale. Pricing for aggregates tends to remain similar for long periods of time and resources generally realize similar pricing to reserves when extracted and sold; therefore, Knife River uses current pricing as an estimate of future pricing. Pricing is assessed frequently to verify there have been no material changes. Knife River expects future sales prices to exceed future production costs, resulting in minimal change to the economic viability of the disclosed reserves and resources. Knife River believes the current sales price is reasonable and justifiable to estimate the aggregates' current fair value, while the balance sheet reflects the historical costs.
Knife River owns 121 properties, of which 118 are active sites, and leases another 70 to conduct its mining operations. Its reserves are comprised of 566 million tons on properties that are owned and 540 million tons that are leased. The remaining reserve life in years was calculated by dividing remaining reserves by the three-year average production from 2020 through 2022. Knife River estimates the useful life of its owned reserves are approximately 36 years based on the most recent three-year average production. Approximately 47 percent of the reserves under lease have lease expiration dates of 20 years or more and the weighted average years remaining on all leases containing estimated proven aggregate reserves is approximately 21 years, including options for renewal that are at Knife River’s discretion. The average time necessary to produce remaining aggregate reserves from its leased sites is approximately 42 years. Some sites have leases that expire prior to the exhaustion of the estimated reserves. The

MDU Resources Group, Inc. Form 10-K 21

Index
Part I

estimated reserve life assumes, based on Knife River’s experience, that leases will be renewed to allow sufficient time to fully recover these reserves. Actual useful lives of these reserves will be subject to, among other things, fluctuations in customer demand, customer specifications, geological conditions and changes in mining plans.
Internal Controls Over Aggregate Reserves
Reserve and resource estimates are based on the analyses of available data by qualified internal mining engineers, operating personnel and third-party geologists. Senior management reviews and approves reserve and resource quantity estimates and reserve classifications, including the major assumptions used in determining the estimates, such as life, pricing, cost and volume, among other things, to ensure they are materially accurate. For aggregate reserve and resource additions, management, which includes the qualified person, performs its due diligence and reviews the study of technical, economic and operating factors, as well as applicable supplemental information, including a summary of the site's geotechnical report. Knife River maintains a database of all aggregate reserves, which is reconciled at least annually and reviewed and approved by the qualified person.
The evaluation, classification and estimation of reserves has inherent risks, including changing geotechnical, market and permitting conditions. The qualified person and management work together to assess these risks regularly and amend the reserve and resource assessments as new information becomes available.
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
Knife River's operations are also occasionally subject to the ESA. For example, land use regulations often require environmental studies, including wildlife studies, before a permit may be granted for a new or expanded mining facility or an asphalt or concrete plant. If endangered species or their habitats are identified, ESA requirements for protection, mitigation or avoidance apply. Endangered species protection requirements are usually included as part of land use permit conditions. Typical conditions include avoidance, setbacks, restrictions on operations during certain times of the breeding or rearing season, and construction or purchase of mitigation habitat. Knife River's operations are also subject to state and federal cultural resource protection laws when new areas are disturbed for mining operations or processing plants. Land use permit applications generally require that areas proposed for mining or other surface disturbances be surveyed for cultural resources. If any are identified, they must be protected or managed in accordance with regulatory agency requirements.
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

22 MDU Resources Group, Inc. Form 10-K

Index
Part I

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
Knife River did not incur any material capital expenditures in 2022 related to compliance with current environmental laws and regulations and, except as to what may be ultimately determined with regard to the issues described in the following paragraph, Knife River does not expect to incur any material capital expenditures related to compliance with current environmental laws and regulations through 2025.
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
Mine Safety The Dodd-Frank Act requires disclosure of certain mine safety information. For more information, see Item 4 - Mine Safety Disclosures.
Construction Services

Transmission & Distribution
Electrical & Mechanical
States of Operation
Corporate Office
AK
WA
OR
ID
MT
ND
MN
SD
WY
NV
CA
UT
CO
NE
IA
KS
MO
IL
IN
MI
OH
PA
NY
NJ
DE
MD
WV
VA
KY
NC
TN
SC
GA
AL
MS
AR
LA
OK
TX
NM
AZ
FL
HI

General MDU Construction Services operates in nearly every state across the country and provides a full spectrum of construction services through its electrical and mechanical and transmission and distribution specialty contracting services across the United States. These specialty contracting services are provided to utilities, manufacturing, transportation, commercial, industrial, institutional, renewable and governmental customers. Its electrical and mechanical contracting services include construction and maintenance of electrical and communication wiring and infrastructure, fire suppression systems, and mechanical piping and services. Its transmission and distribution contracting services include construction and maintenance of overhead and underground electrical, gas and communication infrastructure, as well as manufacturing and distribution of transmission line construction equipment and tools.
Construction and maintenance crews are active year round. However, activity in certain locations may be seasonal in nature due to the effects of weather. MDU Construction Services works with the National Electrical Contractors Association, the IBEW and other trade associations on hiring and recruiting a qualified workforce.

MDU Construction Services operates a fleet of owned and leased trucks and trailers, support vehicles and specialty construction equipment, such as backhoes, excavators, trenchers, generators, boring machines and cranes. In addition, as of December 31, 2022, MDU Construction Services owned or leased facilities in 19 states. This space is used for offices, equipment yards, manufacturing, warehousing, storage and vehicle shops.
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
Utilities and independent contractors represent the largest customer base for this segment. Accordingly, utility and subcontract work accounts for a significant portion of the work performed by MDU Construction Services and the amount of construction contracts is dependent on the level and timing of maintenance and construction programs undertaken by customers. MDU Construction Services benefits from repeat customers and strives to maintain successful long-term relationships with its customers. The mix of sales by customer class varies each year depending on available work. MDU Construction Services is not dependent on any single customer or group of customers for sales of its products and services, the loss of which would have a material adverse effect on its business. MDU Construction Services had one customer that accounted for approximately 15% of its revenue for 2022.
Environmental Matters MDU Construction Services' operations are subject to regulation customary for the industry, including federal, state and local environmental compliance. MDU Construction Services strives to be in compliance with these regulations.

MDU Resources Group, Inc. Form 10-K 23

Index
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
MDU Construction Services did not incur any material capital expenditures in 2022 related to compliance with current environmental laws and regulations and does not expect to incur any material capital expenditures related to compliance with current environmental laws and regulations through 2025.

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
Separation Risks
The proposed separation of Knife River Holding Company into an independent, publicly traded company is subject to various risks and uncertainties, and may not be completed on the terms or timeline currently contemplated, if at all.
On August 4, 2022, the Company announced its plan to separate Knife River Holding Company, the construction materials and contracting business, from the Company, which would result in two independent, publicly traded companies. The execution of the proposed separation has required and will continue to require significant time and attention from the Company’s senior management and employees, which could disrupt the Company’s ongoing business and adversely affect financial results and results of operations. Further, the Company's employees may be distracted due to the uncertainty regarding their future roles with the Company or Knife River Holding Company pending the consummation of the proposed separation. Additionally, foreseen and unforeseen costs may be incurred in connection with the proposed separation, including fees such as advisory, accounting, tax, legal, reorganization, debt breakage, restructuring, severance/employee benefit-related, regulatory, SEC filing and other professional services, some of which may be incurred regardless if the separation occurs. The proposed separation is also complex, and completion of the proposed separation and the timing of its completion will be subject to a number of factors and conditions, including the readiness of the new company to operate as an independent public company and finalization of the capital structure of the new company. Unanticipated developments could delay, prevent or otherwise adversely affect the proposed separation, including, but not limited to, changes in general economic and financial market conditions, material adverse changes in business or industry conditions, unanticipated costs and potential problems or delays in obtaining various regulatory and tax approvals or clearances. In particular, changes in interest or exchange rates and the effects of inflation could delay or adversely affect the proposed separation, including in connection with any debt financing transactions undertaken in connection with the separation or the terms of any indebtedness incurred in connection therewith. There can be no assurances that the Company will be able to complete the proposed separation on the terms or on the timeline that was announced, if at all.
If the distribution, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, the Company and its stockholders could be subject to significant tax liabilities.
The Company is seeking a private letter ruling from the IRS and opinion(s) of its tax advisors, regarding certain U.S. federal income tax matters relating to the separation and the distribution, including, with respect to the opinion(s), to the effect that the distribution will be a transaction described in Section 355(a) of the Code. The IRS private letter ruling and the opinion(s) of tax advisors will be based upon and rely on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of the Company, including those relating to the past and future conduct of the Company. If any of these representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if the Company should breach any of the representations or covenants contained in any of the separation-related agreements and documents or in any documents relating to the IRS private letter ruling and/or the opinion(s) of tax advisors, the IRS private letter ruling and/or the opinion(s) of tax advisors may be invalid and the conclusions reached therein could be jeopardized.
Notwithstanding receipt of the IRS private letter ruling and the opinion(s) of tax advisors, the IRS could determine that the distribution and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the representations, assumptions, or undertakings upon which the IRS private letter ruling or the opinion(s) of tax advisors were based are false or have been violated. In addition, neither the IRS private letter ruling nor the opinion(s) of tax advisors will address all of the issues that are relevant to determining whether the distribution, together with certain related transactions, qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes. Further, the opinion(s) of tax advisors represent the judgment of such tax advisors and are not binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in the opinion(s) of tax advisors. Accordingly, notwithstanding receipt by the Company of the IRS private letter ruling and the opinion(s) of tax advisors, there can be no assurance that the IRS will not assert that the distribution and/or certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail in such challenge, the Company and its stockholders could be subject to significant U.S. federal income tax liability.

24 MDU Resources Group, Inc. Form 10-K

Index
Part I

If the distribution, together with related transactions, fails to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, in general, for U.S. federal income tax purposes, the Company would recognize taxable gain as if it had sold Knife River Holding Company common stock in a taxable sale for its fair market value (unless the Company and Knife River Holding Company jointly make an election under Section 336(e) of the Code with respect to the distribution, in which case, in general, (a) the Company would recognize a taxable gain as if Knife River Holding Company had sold all of its assets in a taxable sale in exchange for an amount equal to the fair market value of Knife River Holding Company common stock and the assumption of all of its liabilities and (b) Knife River Holding Company would obtain a related step-up in the basis of its assets) and, if the distribution fails to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Section 355, the Company's stockholders who receive Knife River Holding Company shares in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.
The Company may not achieve some or all of the expected benefits of the separation, and the separation may materially and adversely affect its financial position, results of operations and cash flows.
The Company may be unable to achieve the full strategic and financial benefits expected to result from the separation, or such benefits may be delayed or not occur at all. The separation and distribution are expected to provide the following benefits, among others:
•    A distinct investment identity allowing investors to evaluate the merits, strategy, performance and future prospects of the Company's regulated energy delivery business and Knife River Holding Company's aggregates-based construction materials and contracting services business.
•    Enhanced strategic focus to more effectively pursue individualized strategies specific to the industries in which each operates and use equity tailored to its own business to enhance acquisition and capital programs.
•More efficient allocation of capital for both the Company and Knife River Holding Company based on each company’s profitability, cash flow and growth opportunities.
•    Creating an independent equity structure that will facilitate the Company's and Knife River Holding Company's ability to deploy capital toward its specific growth opportunities.
•    Enhanced employee hiring and retention by, among other things, improving the alignment of management and employee incentives with industry specific performance and growth objectives.
The Company may not achieve these and/or other anticipated benefits for a variety of reasons, including, among others, that: (a) the separation will require significant time and effort from management, which may divert management’s attention from operating and growing the business; (b) following the separation and distribution, the Company may be more susceptible to stock market fluctuations and other adverse events; (c) following the separation and distribution, the Company may not be able to maintain its historical practices with respect to dividends; (d) following the separation and distribution, the Company's business will be less diversified than prior to the separation and distribution; and (e) the other actions required to separate the Company and Knife River Holding Company’s respective businesses could disrupt their operations. If the Company fails to achieve some or all of the benefits expected to result from the separation, or if such benefits are delayed, it could have a material adverse effect on its financial position, results of operations and cash flows.
The Company may fail to perform under various transaction agreements that are expected be executed as part of the separation. The Company's inability to favorably resolve any disputes that arise with Knife River Holding Company with respect to their various past and ongoing relationships may adversely affect the Company's operating results.
In connection with the separation and prior to the distribution, it is anticipated that the Company will enter into a separation agreement and will also enter into various other agreements, including a transition services agreement, a tax matters agreement and an employee matters agreement with Knife River Holding Company. The separation agreement, the tax matters agreement and the employee matters agreement will determine the allocation of assets and liabilities between the companies following the separation for those respective areas and will include any necessary indemnifications related to liabilities and obligations. The transition services agreement will provide for the performance of certain services by the Company for the benefit of Knife River Holding Company, or in some cases certain services provided by Knife River Holding Company for the benefit of the Company, for a limited period of time after the separation. Knife River Holding Company will rely on the Company to satisfy its obligations under these agreements. If the Company is unable to satisfy its obligations under these agreements, including its indemnification obligations, the Company could be subject to disputes.
The Company may not be able to resolve potential conflicts, and even if it does, the resolution may be less favorable than if it were dealing with an unaffiliated party. Disputes may arise between the Company and Knife River Holding Company in a number of areas relating to the various transaction agreements, including, among other things:
•    Labor, tax, employee benefit, indemnification and other matters arising from Knife River Holding Company's separation from the Company.
•    Employee retention and recruiting.
•    Business combinations involving Knife River Holding Company.
•    And the nature, quality and pricing of services that the Company has agreed to provide.

MDU Resources Group, Inc. Form 10-K 25

Index
Part I

If the expected separation and distribution occurs, certain members of management, directors and stockholders will hold stock in both the Company and Knife River Holding Company, and as a result may face actual or potential conflicts of interest.
If the separation and distribution occurs, the management and directors of each of the Company and Knife River Holding Company may own both the Company common stock and Knife River Holding Company common stock. This ownership overlap could create, or appear to create, potential conflicts of interest when the Company's management and directors and Knife River Holding Company's management and directors face decisions that could have different implications for the Company and Knife River Holding Company. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between the Company and Knife River Holding Company regarding the terms of the agreements governing the distribution and the relationship between the Company thereafter and Knife River Holding Company. These agreements include the separation and distribution agreement, the tax matters agreement, the employee matters agreement, the transition services agreement, the stockholder and registration rights agreement and any commercial agreements between the parties or their affiliates. Potential conflicts of interest may also arise out of any commercial arrangements that the Company or Knife River Holding Company may enter into in the future.
Following the separation, there may be a substantial change in the Company's stockholder base and its stock price may fluctuate significantly.
Until the market has fully evaluated the Company's remaining businesses without Knife River Holding Company, the price at which shares of the Company common stock trade may fluctuate more significantly than might otherwise be typical, even with other market conditions, including general volatility, held constant. There can be no assurance that the combined value of the common stock of the two companies will be equal to or greater than what the value of the Company’s common stock would have been had the proposed separation not occurred. It is possible that the Company's stockholders will sell shares of common stock for a variety of reasons. For example, such stockholders may not believe that the Company's remaining business profile or its level of market capitalization fits their investment objectives. The sale of significant amounts of the Company's common stock or the perception in the market that this will occur may lower the market price of the Company's common stock. The increased volatility of the Company's common stock price following the distribution may have a material adverse effect on its business, financial condition and results of operations.
The Company could experience temporary interruptions in business operations and incur additional costs as it separates information technology infrastructure and systems.
The Company is in the process of preparing information technology infrastructure and systems to support critical business functions at both the Company and Knife River Holding Company. If the Company cannot effectively transition both the Company and Knife River Holding Company to stand-alone systems and functions, they may experience disruptions to business operations, which could have a material adverse effect on profitability. In addition, the Company's costs for the operation of these systems may be higher than the amounts historically reflected in the consolidated financial statements.
The Company's review of options to optimize the value of its construction services business is subject to various risks and uncertainties and may not achieve its intended goals.
On November 3, 2022, the Company announced its intention to create two pure-play publicly traded companies, one focused on regulated energy delivery and the other on construction materials, and to achieve this future structure, the board authorized management to commence a strategic review process of MDU Construction Services. This process is active and ongoing. The uncertainties associated with this process, foreseen and unforeseen costs incurred, and efforts involved, may negatively affect the Company's operating results, business and the Company's relationships with employees, customers, suppliers and vendors. If the Company does not enter into or consummate a strategic transaction with respect to MDU Construction Services, the Company's business and results of operations could be adversely affected. Furthermore, if the Company does not consummate a transaction, the price of the Company's common stock may decline from the current market price, as the current market price might incorporate a market assumption that a transaction will be consummated. A failed transaction may also result in reduced employee morale and productivity, negative publicity and a negative impression of the Company in the investment community. Further, any disruptions to the Company's business resulting from any announcement and the uncertainty around the timing of a transaction, including any adverse changes in the Company's relationships with its customers, suppliers, vendors, and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed transaction. Matters relating to any failed transaction may require significant costs and expenses and substantial management time and resources, which could otherwise have been devoted to operating and growing the Company's business.
Economic Risks
The Company is subject to government regulations that may have a negative impact on its business and its results of operations and cash flows. Statutory and regulatory requirements also may limit another party's ability to acquire the Company or impose conditions on an acquisition of or by the Company.
The Company's electric and natural gas transmission and distribution businesses are subject to comprehensive regulation by federal, state and local regulatory agencies with respect to, among other things, allowed rates of return and recovery of investments and costs; financing; rate structures; customer service; health care coverage and costs; taxes; franchises; recovery of fuel, purchased power and purchased natural gas costs; and construction and siting of generation and transmission facilities. These governmental regulations significantly influence the Company's operating environment and may affect its ability to recover costs from its customers. The Company is unable to predict the impact on operating results from future regulatory activities of any of these agencies. Changes in regulations or the imposition of additional regulations could have an adverse impact on the Company's results of operations and cash flows.
There can be no assurance that applicable regulatory commissions will determine that the Company's electric and natural gas transmission and distribution businesses' costs have been prudent, which could result in the disallowance of costs in setting rates for customers. Also, the regulatory

26 MDU Resources Group, Inc. Form 10-K

Index
Part I

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
The Company's operations, particularly those related to electric and natural gas transmission and distribution, include a variety of inherent hazards and operating risks, such as product leaks; explosions; mechanical failures; vandalism; fires; pandemics; social or civil unrest; protests and riots; natural disasters; cyberattacks; acts of terrorism; and acts of war. These hazards and operating risks have occurred and may recur in the future, which could result in loss of human life; personal injury; property damage; environmental impacts; impairment of operations; and substantial financial losses. The Company maintains insurance against some, but not all, of these risks and losses. A significant incident could also increase regulatory scrutiny and result in penalties and higher amounts of capital expenditures and operational costs. Losses not fully covered by insurance could have an adverse effect on the Company’s financial position, results of operations and cash flows.
A disruption of the regional electric transmission grid, local distribution infrastructure or interstate natural gas infrastructure could negatively impact the Company's business and reputation. There have been cyber and physical attacks within the energy industry on energy infrastructure, such as substations, and such attacks may occur in the future. Because the Company's electric and natural gas utility and pipeline systems are part of larger interconnecting systems, any attacks on the Company's infrastructure causing a disruption could result in a significant decrease in revenues and an increase in system repair costs negatively impacting the Company's financial position, results of operations and cash flows.
The Company is subject to capital market and interest rate risks.
The Company's operations, particularly its electric and natural gas transmission and distribution businesses, require significant capital investment. Consequently, the Company relies on financing sources and capital markets as sources of liquidity for capital requirements not satisfied by cash flows from operations. If the Company is not able to access capital at competitive rates, the ability to implement business plans, make capital expenditures or pursue acquisitions the Company would otherwise rely on for future growth may be adversely affected. Market disruptions may increase the cost of borrowing or adversely affect the Company's ability to access one or more financial markets. Such disruptions could include:
•A significant economic downturn.
•The financial distress of unrelated industry leaders in the same line of business.
•Deterioration in capital market conditions.
•Turmoil in the financial services industry.
•Volatility in commodity prices.
•Pandemics, including COVID-19.
•War.
•Terrorist attacks.
•Cyberattacks.
The issuance of a substantial amount of the Company's common stock, whether issued in connection with an acquisition or otherwise, or the perception that such an issuance could occur, could have a dilutive effect on stockholders and/or may adversely affect the market price of the Company's common stock. Higher interest rates on borrowings have impacted and could further impact the Company's future operating results.

MDU Resources Group, Inc. Form 10-K 27

Index
Part I

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
Significant changes in prices for commodities, labor or other production and delivery inputs could negatively affect the Company's businesses.
The Company's operations are exposed to fluctuations in prices for labor, oil, cement, raw materials and utilities. Prices are generally subject to change in response to fluctuations in supply and demand and other general economic and market conditions beyond the Company's control.
Fluctuations in oil and natural gas production, supplies and prices; fluctuations in commodity price basis differentials; political and economic conditions in oil-producing countries; actions of the Organization of Petroleum Exporting Countries; demand for oil due to economic conditions; war and other external factors impact the development of oil and natural gas supplies and the expansion and operation of natural gas pipeline systems. The Company has benefited from associated natural gas production in the Bakken, which has provided opportunities for organic growth projects. Depressed oil and natural gas prices, however, place pressure on the ability of oil exploration and production companies to meet credit requirements and can be a challenge if prices remain depressed long-term. Prolonged depressed prices for oil and natural gas could negatively affect the growth, results of operations, cash flows and asset values of the Company's electric, natural gas and pipeline businesses.
If oil and natural gas prices increase significantly, which has occurred and may reoccur, customer demand could decline for utility, pipeline and construction products and services, which could impact the Company's results of operations and cash flows. While the Company has fuel clause recovery mechanisms for its utility operations in all of the states where it operates, higher utility fuel costs could also significantly impact results of operations if such costs are not recovered. Delays in the collection of utility fuel cost recoveries, as compared to expenditures for fuel purchases, could also negatively impact the Company's cash flows. High oil and fuel prices also affect the margins realized and demand for construction materials and related contracting services.
High energy prices, specifically for diesel fuel, natural gas and liquid asphalt have impacted and could further affect the margins realized, as well as demand for construction materials and related contracting services. Increased labor costs, due to labor shortages, competition from other industries, or other factors, could negatively affect the Company's results of operations. Due to their size and weight, aggregates are costly and difficult to transport efficiently. The Company's construction materials products and services are generally localized around its aggregate sites and served by truck or in certain markets by rail or barge. The Company could be negatively impacted by freight costs due to rising fuel costs; rate increases for third party freight; truck, railcar or barge shortages, including shortages of truck drivers and rail crews; rail service interruptions; and minimum tonnage requirements, among other things.
In 2022 and 2021, the Company experienced elevated commodity and supply chain costs including the costs of labor, raw materials, energy-related products and other inputs used in the production and distribution of its products and services. At the construction materials and contracting business, recent inflationary pressures have significantly increased the cost of raw materials above 10% in comparison to average historical increases of 3%. The Company' construction businesses try to mitigate some or all cost increases through increases in selling prices, maintaining positive relationships with numerous raw material suppliers, and escalation clauses in contracting services contracts and fuel surcharges. To the extent price increases or other mitigating factors are not sufficient to offset these increased costs adequately or timely, and/or if the price increases result in a significant decrease in sales volumes, the Company's results of operations, financial position and cash flows could be negatively impacted.
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
If the Company's customers or counterparties experience financial difficulties, which has occurred and may recur in the future, the Company could experience difficulty in collecting receivables. Nonpayment and/or nonperformance by the Company's customers and counterparties, particularly customers and counterparties of the Company’s pipeline, construction materials and contracting and construction services businesses for large construction projects, could have a negative impact on the Company's results of operations and cash flows. The Company could also have indirect credit risk from participating in energy markets such as MISO in which credit losses are socialized to all participants.

28 MDU Resources Group, Inc. Form 10-K

Index
Part I

Changes in tax law may negatively affect the Company's business.
Changes to federal, state and local tax laws have the ability to benefit or adversely affect the Company's earnings and customer costs. Significant changes to corporate tax rates could result in the impairment of deferred tax assets that are established based on existing law at the time of deferral. Changes to the value of various tax credits could change the economics of resources and the resource selection for the electric generation business. Regulation incorporates changes in tax law into the rate-setting process for the regulated energy delivery businesses, which could create timing delays before the impact of changes are realized.
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
Pandemics, including COVID-19, may have a negative impact on the Company's business operations, revenues, results of operations, liquidity and cash flows.
Pandemics have disrupted national, state and local economies. To the extent pandemics adversely impact the Company's businesses, operations, revenues, liquidity or cash flows, they could also have a heightened effect on other risks described in this section. The degree to which pandemics impact the Company depends on, among other things, federal and state mandates, actions taken by governmental authorities, availability, timing and effectiveness of vaccines being administered, and the pace and extent to which the economy recovers and operates under normal market conditions.
Operational Risks
Significant portions of the Company’s natural gas pipelines and power generation and transmission facilities are aging. The aging infrastructure may require significant additional maintenance or replacement that could adversely affect the Company’s results of operations.
Certain risks increase as the Company's energy delivery infrastructure ages, including breakdown or failure of equipment, pipeline leaks and fires developing from power lines, all of which have occurred and may recur in the future resulting in material costs. Aging infrastructure is more prone to failure, which increases maintenance costs, unplanned outages and the need to replace facilities. Even if properly maintained, reliability may ultimately deteriorate and negatively affect the Company’s ability to serve its customers, which could result in increased costs associated with regulatory oversight. The costs associated with maintaining the aging infrastructure and capital expenditures for new or replacement infrastructure could cause rate volatility and/or regulatory lag in some jurisdictions. If, at the end of its life, the investment costs of a facility have not been fully recovered, the Company may be adversely affected if commissions do not allow such costs to be recovered in rates. Such impacts of aging infrastructure could adversely affect the Company’s results of operations and cash flows.
Additionally, hazards from aging infrastructure could result in serious injury, loss of human life, significant damage to property, environmental impacts and impairment of operations, which in turn could lead to substantial financial losses. The location of facilities near populated areas, including residential areas, business centers, industrial sites and other public gathering places, could increase the damages resulting from these risks. A major incident involving another natural gas system could lead to additional capital expenditures, increased regulation, and fines and penalties on natural gas utilities and pipelines. The occurrence of any of these events could adversely affect the Company’s results of operations, financial position and cash flows.
The Company's utility and pipeline operations are subject to planning risks.
Most electric and natural gas utility investments, including natural gas transmission pipeline investments, are made with the intent of being used for decades. In particular, electric transmission and generation resources are planned well in advance of when they are placed into service based upon resource plans using assumptions over the planning horizon, including sales growth, commodity prices, equipment and construction costs, regulatory treatment, available technology and public policy. Public policy changes and technology advancements related to areas such as energy efficient appliances and buildings, renewable and distributive electric generation and storage, carbon dioxide emissions, electric vehicle penetration, restrictions on or disallowance of new or existing services, and natural gas availability and cost may significantly impact the planning assumptions. Changes in critical planning assumptions may result in excess generation, transmission and distribution resources creating increased per customer costs and downward pressure on load growth. These changes could also result in a stranded investment if the Company is unable to fully recover the costs of its investments.
The regulatory approval, permitting, construction, startup and/or operation of pipelines, power generation and transmission facilities, and aggregate reserves may involve unanticipated events, delays and unrecoverable costs.
The construction, startup and operation of natural gas pipelines and electric power generation and transmission facilities involve many risks, which may include delays; breakdown or failure of equipment; inability to obtain required governmental permits and approvals; inability to obtain or renew easements; public opposition; inability to complete financing; inability to negotiate acceptable equipment acquisition, construction, fuel supply, off-take, transmission, transportation or other material agreements; changes in markets and market prices for power; cost increases and overruns; the risk of performance below expected levels of output or efficiency; and the inability to obtain full cost recovery in regulated rates. Additionally, in a number of states in which the Company operates, it can be difficult to permit new aggregate sites or expand existing aggregate sites due to community resistance and regulatory requirements, among other things. Such unanticipated events could negatively impact the Company's business, its results of operations and cash flows.

MDU Resources Group, Inc. Form 10-K 29

Index
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
The Company is reliant on joint venture partners to satisfy their contractual obligations, including obligations to commit working capital and equity, and to perform the work as outlined in the agreement. Failure to do so could result in the Company providing additional investments or services to address such performance issues. If the Company is unable to satisfactorily resolve any partner performance issues, the customer could terminate the contract, opening the Company to legal liability which could negatively impact the Company's reputation, revenues, results of operations, liquidity and cash flows.
Supply chain disruptions may adversely affect Company operations.
The Company relies on third-party vendors and manufacturers to supply many of the materials necessary for its operations. Global logistic disruptions have impacted the flow of materials and restricted global trade flows. Manufacturers are competing for a limited supply of key commodities and logistical capacity which has impacted lead times, pricing, supply and demand. National and regional demand for cement and liquid asphalt may at times outpace the supply in the market. This imbalance creates a temporary shortage which may cause prices to increase faster than downstream products. Disruptions or delays in receiving materials; price increases from suppliers or manufacturers; or inability to source needed materials, which has occurred and could reoccur, could adversely affect the Company’s results of operations, financial condition and cash flows.
Environmental and Regulatory Risks
The Company's operations could be adversely impacted by climate change.
Severe weather events, such as tornadoes, hurricanes, rain, drought, ice and snowstorms, and high and low temperature extremes, occur in regions in which the Company operates and maintains infrastructure. Climate change could change the frequency and severity of these weather events, which may create physical and financial risks to the Company. Such risks could have an adverse effect on the Company's financial condition, results of operations and cash flows. To date, the Company has not experienced any material impacts to its financial condition, results of operations or cash flows due to the physical effects of climate change.
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

30 MDU Resources Group, Inc. Form 10-K

Index
Part I

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
The insurance industry may be adversely affected by severe weather events, which may impact availability of insurance coverage, insurance premiums and insurance policy terms.
The Company may be subject to litigation related to climate change. Costs of such litigation could be significant, and an adverse outcome could require substantial capital expenditures, changes in operations and possible payment of penalties or damages, which could affect the Company's results of operations and cash flows if the costs are not recoverable in rates.
The price of energy also has an impact on the economic health of communities. The cost of additional regulatory requirements related to climate change, such as regulation of carbon dioxide emissions under the federal Clean Air Act, requirements to replace fossil fuels with renewable energy or credits, or other environmental regulation or taxes, could impact the availability of goods and the prices charged by suppliers, which would normally be borne by consumers through higher prices for energy and purchased goods, and could adversely impact economic conditions of areas served by the Company. To the extent financial markets view climate change and emissions of GHGs as a financial risk, this could negatively affect the Company's ability to access capital markets or result in less competitive terms and conditions.
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
Existing environmental laws and regulations may be revised and new laws and regulations seeking to protect the environment may be adopted or become applicable to the Company. These laws and regulations could require the Company to limit the use or output of certain facilities; restrict the use of certain fuels; prohibit or restrict new or existing services; replace certain fuels with renewable fuels; retire and replace certain facilities; install pollution controls; remediate environmental impacts; remove or reduce environmental hazards; or forego or limit the development of resources. Revised or new laws and regulations that increase compliance and disclosure costs and/or restrict operations, particularly if costs are not fully recoverable from customers, could adversely affect the Company's results of operations and cash flows.
Stakeholder actions and increased regulatory activity related to environmental, social and governance matters, particularly climate change and reducing GHG emissions, could adversely impact the Company's operation, costs of or access to capital and impact or limit business plans.
The Company, primarily at its electric, natural gas distribution and pipeline businesses, is facing increasing stakeholder scrutiny related to environmental, social and governance matters. Recently, the Company has seen a rise in certain stakeholders, such as investors, customers, employees and lenders, placing increasing importance on the impacts and social cost associated with climate change. Concern that GHG emissions contribute to global climate change has led to international, federal, state and local legislative and regulatory proposals to reduce or mitigate the effects of GHG emissions. The Company’s primary GHG emission is carbon dioxide from fossil fuels combustion at Montana-Dakota's electric generating facilities, particularly its coal-fired facilities.
Treaties, legislation or regulations to reduce GHG emissions in response to climate change may be adopted that affect the Company's utility and pipeline operations by requiring additional energy conservation efforts or renewable energy sources, limiting emissions, imposing carbon taxes or other compliance costs; as well as other mandates that could significantly increase capital expenditures and operating costs or reduce demand for the Company's utility services. If the Company’s utility and pipeline operations do not receive timely and full recovery of GHG emission compliance costs from customers, then such costs could adversely impact the results of operations and cash flows. Significant reductions in demand for the

MDU Resources Group, Inc. Form 10-K 31

Index
Part I

Company's utility and pipeline services as a result of increased costs or emissions limitations could also adversely impact the results of operations and cash flows.
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
In addition, the increasing focus on climate change and stricter regulatory requirements may result in the Company facing adverse reputational risks associated with certain of its operations producing GHG emissions. There have also been efforts to discourage the investment community from investing in equity and debt securities of companies engaged in fossil fuel related business and pressuring lenders to limit funding to such companies. Additionally, some insurance carriers have indicated an unwillingness to insure assets and operations related to certain fossil fuels. Although the Company has not experienced difficulties in these areas, if the Company is unable to satisfy the increasing climate-related expectations of certain stakeholders, the Company may suffer reputational harm, which may cause its stock price to decrease or difficulty in accessing the capital or insurance markets. Such efforts, if successfully directed at the Company, could increase the costs of or access to capital or insurance and interfere with business operations and ability to make capital expenditures.
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
Adverse weather conditions, which have occurred and may recur, such as heavy or sustained rainfall or snowfall, storms, wind and colder weather may affect the demand for products and the ability to perform services at the construction businesses and affect ongoing operation and maintenance and construction activities for the electric and natural gas transmission and distribution businesses. In addition, severe weather can be destructive, causing outages and property damage, which could require additional remediation costs. The Company could also be impacted by drought conditions, which may restrict the availability of water supplies and inhibit the ability of the construction businesses to conduct operations. As a result, unusual or adverse weather conditions could negatively affect the Company's results of operations, financial position and cash flows.
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
The Company, particularly its construction businesses, may provide warranties guaranteeing the work performed against defects in workmanship and material. If warranty claims occur, they may require the Company to re-perform the services or to repair or replace the warranted item at a cost to the Company and could also result in other damages if the Company is not able to adequately satisfy warranty obligations. In addition, the Company may be required under contractual arrangements with customers to warrant any defects from subcontractors or failures in materials the Company purchased from third parties. While the Company generally requires suppliers to provide warranties that are consistent with those the Company

32 MDU Resources Group, Inc. Form 10-K

Index
Part I

provides to customers, if any of the suppliers default on their warranty obligations to the Company, the Company may nonetheless incur costs to repair or replace the defective materials. Costs incurred as a result of warranty claims could adversely affect the Company's results of operations, financial condition and cash flows.
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
Various operating subsidiaries of the Company participate in MEPPs for employees represented by certain unions. The Company is required to make contributions to these plans in amounts established under numerous collective bargaining agreements between the operating subsidiaries and those unions.
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
The Company may also be required to increase its contributions to MEPPs if the other participating employers in such plans withdraw from the plans and are not able to contribute amounts sufficient to fund the unfunded liabilities associated with their participation in the plans. The amount and timing of any increase in the Company's required contributions to MEPPs may depend upon one or more factors, including the outcome of collective bargaining; actions taken by trustees who manage the plans; actions taken by the plans' other participating employers; the industry for which contributions are made; future determinations that additional plans reach endangered, seriously endangered or critical status; newly-enacted government laws or regulations and the actual return on assets held in the plans; among others. The Company could experience increased operating expenses as a result of required contributions to MEPPs, which could have an adverse effect on the Company's results of operations, financial position or cash flows.
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

MDU Resources Group, Inc. Form 10-K 33

Index
Part I

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
The Company’s information systems experience ongoing and often sophisticated cyberattacks by a variety of sources with the apparent aim to breach the Company's cyber-defenses. The Company may face increased cyber risk due to the increased use of employee owned devices, work from home arrangements, and the proposed separation of Knife River Holding Company. Although the incidents the Company has experienced to date have not had a material effect on its business, financial condition or results of operations, such incidents could have a material adverse effect in the future as cyberattacks continue to increase in frequency and sophistication. The Company is continuously reevaluating the need to upgrade and/or replace systems and network infrastructure. These upgrades and/or replacements could adversely impact operations by imposing substantial capital expenditures, creating delays or outages, or experiencing difficulties transitioning to new systems. System disruptions, if not anticipated and appropriately mitigated, could adversely affect the Company.
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
•Labor negotiations or disputes.
•Succession planning.
•Attracting and retaining employees.
•Stockholder and environmental activism.
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

34 MDU Resources Group, Inc. Form 10-K

Index
Part II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock is listed on the New York Stock Exchange under the symbol "MDU."
As of December 31, 2022, the Company's common stock was held by approximately 9,600 stockholders of record.
The Company depends on earnings and dividends from its subsidiaries to pay dividends on common stock. The Company has paid uninterrupted dividends to stockholders for 85 consecutive years with an increase in the payout amount for the last 32 consecutive years. The declaration and payment of dividends is at the sole discretion of the board of directors, subject to limitations imposed by agreements governing the Company's indebtedness, federal and state laws, and applicable regulatory limitations. For more information on factors that may limit the Company's ability to pay dividends, see Item 8 - Note 12.
The following table includes information with respect to the Company's purchase of equity securities:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2022	—	—	—	—
November 1 through November 30, 2022	40,800	$30.64	—	—
December 1 through December 31, 2022	—	—	—	—
Total	40,800	$30.64	—	—
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

Item 6.
Reserved.

MDU Resources Group, Inc. Form 10-K 35

Index
Part II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
The Company is Building a Strong America® by providing essential infrastructure and services. The Company and its employees work hard to keep the economy of America moving with the products and services provided, which include powering, heating and connecting homes, factories, offices and stores; and building roads, highways, data infrastructure and airports. The Company is authorized to conduct business in nearly every state in the United States and during peak construction season has employed over 16,800 employees. The Company’s organic investments are strong drivers of high-quality earnings and continue to be an important part of the Company’s growth. Management believes the Company is well positioned in the industries and markets in which it operates.
As part of the Company's strategic planning to optimize stockholder value, the Company announced its board of directors unanimously approved a plan to pursue a separation of Knife River from the Company on August 4, 2022, and, as a next step in its strategic planning, on November 3, 2022, the Company announced the board of directors' plan to create two pure-play companies: a leading construction materials company and a regulated energy delivery company. The separation of Knife River is planned as a tax-free spinoff transaction to the Company’s stockholders for U.S. federal income tax purposes. The transaction is expected to result in two independent, publicly traded companies. Completion of the separation will be subject to, among other things, the effectiveness of a registration statement on Form 10 with the SEC, final approval from the Company’s board of directors, receipt of one or more tax opinions and a private letter ruling from the IRS, and other customary conditions. The Company may, at any time and for any reason until the proposed transaction is complete, abandon the separation or modify or change its terms. The separation is expected to be complete in the second quarter of 2023, but there can be no assurance regarding the ultimate timing of the separation or that the separation will ultimately occur. In addition, the board has authorized management to commence a strategic review process for MDU Construction Services with the objective of achieving the board’s goal of creating two pure-play public companies. The strategic review is well underway, and the Company anticipates completing it during the second quarter of 2023. See Item 1A - Risk Factors for a description of the risks and uncertainties with the proposed future structure. The Company incurred costs in connection with the announced strategic initiatives in 2022, as noted in the Business Segment Financial and Operating Data section, and expects to continue to incur these costs until the initiatives are completed.
The Company continues to manage the inflationary pressures experienced throughout the United States, including the impact that inflation, rising interest rates, commodity price volatility and supply chain disruptions may have on its business and customers and proactively looks for ways to lessen the impact to its business. Inflation rates in the Unites States increased significantly during 2022, relative to historical precedent, and may continue to rise. The Company has continued to evaluate its businesses and has increased pricing for its products and services where necessary as evidenced by the increase in revenues recognized in 2022. The ability to raise selling prices to cover higher costs due to inflation are subject to customer demand, industry competition and the availability of materials, among other things. Rising interest rates have resulted in, and will likely continue to result in, higher borrowing costs on new debt, resulting in impacts to the Company's asset valuations and negatively impacting the purchasing power of its customers. For more information on possible impacts to the Company's businesses, see the Outlook for each segment below and Item 1A - Risk Factors.

36 MDU Resources Group, Inc. Form 10-K

Index
Part II

Consolidated Earnings Overview
The following table summarizes the contribution to the consolidated income by each of the Company's business segments.

Years ended December 31,	2022	2021	2020
	(In millions, except per share amounts)
Electric	$57.1	$51.9	$55.6
Natural gas distribution	45.2	51.6	44.0
Pipeline	35.3	40.9	37.0
Construction materials and contracting	116.2	129.8	147.3
Construction services	124.8	109.4	109.7
Other	(11.3)	(5.9)	(3.1)
Income from continuing operations	367.3	377.7	390.5
Discontinued operations, net of tax	.2	.4	(.3)
Net income	$367.5	$378.1	$390.2
Earnings per share - basic:
Income from continuing operations	$1.81	$1.87	$1.95
Discontinued operations, net of tax	—	—	—
Earnings per share - basic	$1.81	$1.87	$1.95
Earnings per share - diluted:
Income from continuing operations	$1.81	$1.87	$1.95
Discontinued operations, net of tax	—	—	—
Earnings per share - diluted	$1.81	$1.87	$1.95
2022 compared to 2021 The Company's consolidated earnings decreased $10.6 million.
The Company experienced decreased earnings at the construction materials and contracting, natural gas distribution and pipeline businesses. While the construction materials and contracting business experienced higher average pricing on materials and increased contracting revenues, results were negatively impacted by ongoing inflationary pressures, including energy and other operating costs. The natural gas distribution business experienced higher operating expenses, including subcontractor costs, as well as higher interest and depreciation expenses, partially offset by increased sales volumes and approved rate recovery in certain jurisdictions. The pipeline business experienced higher interest expense and lower non-regulated project margins, partially offset by the net benefit of the North Bakken Expansion project. The Company's earnings were further impacted by $21.0 million in lower returns on the Company's nonqualified benefit plan investments, as discussed in Note 8, and the costs incurred in connection with the announced strategic initiatives of $12.7 million, after tax. Partially offsetting the decreases were increased earnings at the construction services business resulting from higher electrical and mechanical project margins and earnings from the segment's joint ventures, partially offset by higher overall operating expenses related to increased payroll-related costs and expected credit losses. The electric business benefited from interim rate relief in North Dakota, higher net transmission revenues and higher retail sales volumes as a result of colder weather, as well as lower operation and maintenance expenses, largely related to plant closures.
2021 compared to 2020 The Company's consolidated earnings decreased $12.1 million.
Negatively impacting the Company's earnings was a decrease in gross margin across most product lines at the construction materials and contracting business resulting from labor constraints; increased material costs, including asphalt oil and diesel fuel; higher equipment, repair and maintenance costs; and less available paving work in certain regions. The decrease was partially offset by higher AFUDC for the construction of the North Bakken Expansion project and higher earnings due to increased natural gas transportation volumes at the pipeline business. Also positively impacting earnings was higher operating income at the electric and natural gas businesses, largely a result of approved rate relief in certain jurisdictions, partially offset by higher operations and maintenance expenses.
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

MDU Resources Group, Inc. Form 10-K 37

Index
Part II

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
The electric and natural gas distribution segments are subject to extensive regulation in the jurisdictions where they conduct operations with respect to costs, timely recovery of investments and permitted returns on investment. The Company is focused on modernizing utility infrastructure to meet the varied energy needs of both its customers and communities while ensuring the delivery of safe, reliable, affordable and environmentally responsible energy. The segments continue to invest in facility upgrades to be in compliance with existing and known future regulations. To assist in the reduction of regulatory lag in obtaining revenue increases to align with increased investments, tracking mechanisms have been implemented in certain jurisdictions. The Company also seeks rate adjustments for operating costs and capital investments, as well as reasonable returns on investments not covered by tracking mechanisms. For more information on the Company's tracking mechanisms and recent cases, see Items 1 and 2 - Business Properties and Item 8 - Note 20.
These segments are also subject to extensive regulation related to certain operational and environmental compliance, cybersecurity, permit terms and system integrity. Both segments are faced with the ongoing need to actively evaluate cybersecurity processes and procedures related to its transmission and distribution systems for opportunities to further strengthen its cybersecurity protections. Within the past year, there have been cyber and physical attacks within the energy industry on energy infrastructure, such as substations, and the Company continues to evaluate the safeguards implemented to protect its electric and natural gas utility systems. Implementation of enhancements and additional requirements to protect the Company's infrastructure is ongoing.
To date, many states have enacted, and others are considering, mandatory clean energy standards requiring utilities to meet certain thresholds of renewable and/or carbon-free energy supply. The current presidential administration has made climate change a focus, as further discussed in the Outlook section. Over the long-term, the Company expects overall electric demand to be positively impacted by increased electrification trends, including electric vehicle adoption, as a means to address economy-wide carbon emission concerns and changing customer conservation patterns. MISO and NERC have recently announced concerns with reliability of the electric grid due to capacity shortages, which has resulted from rapid expansion of renewables and rapid reduction of baseload resources such as coal, while load growth has increased faster than expected. MISO received FERC approval of a seasonal resource adequacy construct, or accreditation process, versus the previous annual summer peak capacity requirement process. The new construct will include a higher planning reserve margin in winter, spring and fall and a higher Coincident Load Factor for Montana-Dakota in the winter season. This is a change from the current summer requirement only process. These changes have not required Montana-Dakota to obtain additional accredited seasonal capacity but additional future accreditation process changes could impact the Company and result in increased costs to produce electricity. The Company will continue to monitor the progress of these changes and assess the potential impacts they may have on its stakeholders, business processes, results of operations, cash flows and disclosures.
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
In December 2022 and January 2023, natural gas prices significantly increased across the Pacific Northwest from multiple price-pressuring events including wide-spread below-normal temperatures; higher natural gas consumption; reduced natural gas flows due to pipeline constraints, including maintenance in West Texas; and historically low regional natural gas storage levels. These higher natural gas prices impacted both Intermountain and Cascade, both of which initiated $125.0 million and $150.0 million in early 2023, respectively, of short-term debt to finance the increased natural gas costs. Intermountain filed an out of cycle purchased gas adjustment effective February 1, 2023, to start recovering the higher prices. For a discussion of the Company's most recent cases by jurisdiction, see Item 8 - Note 20.

38 MDU Resources Group, Inc. Form 10-K

Index
Part II

The Company continues to proactively monitor and work with its manufacturers to reduce the effects of increased pricing and lead times on delivery of certain raw materials and equipment used in electric generation, transmission and distribution system and natural gas pipeline projects. Long lead times are attributable to increased demand for steel products from pipeline companies as they continue pipeline system safety and integrity replacement projects driven by PHMSA regulations, as well as delays in the manufacturing and shipping of electrical equipment as a result of the lingering effects of the COVID-19 pandemic, staffing shortages across multiple industries and global conflicts. While not material, these segments have experienced delays and inflationary pressures, including increased costs related to purchased natural gas and capital expenditures. The Company has been able to minimize the effects by working closely with suppliers or obtaining additional suppliers, as well as modifying project plans to accommodate extended lead times and increased costs. The Company expects these delays and inflationary pressures to continue.
The ability to grow through acquisitions is subject to significant competition and acquisition premiums. In addition, the ability of the segments to grow their service territory and customer base is affected by regulatory constraints, the economic environment of the markets served and competition from other energy providers and fuels. As the industry continues to expand the use of renewable energy sources, the need for additional transmission infrastructure is growing. On July 25, 2022, as part of its long range transmission plan, MISO announced approval of 18 transmission projects totaling $10.3 billion of investments in MISO's midwest subregion, of which Montana-Dakota is a part. As part of MISO's long range transmission plan, in August 2022, the Company announced its intent to develop, construct and co-own an approximately 95 mile 345 kV transmission line with Otter Tail Power Company in central North Dakota. The construction of new electric generating facilities, transmission lines and other service facilities is subject to increasing costs and lead times, extensive permitting procedures, and federal and state legislative and regulatory initiatives, which may necessitate increases in electric energy prices.
Earnings overview - The following information summarizes the performance of the electric segment.

				2022 vs. 2021	2021 vs. 2020
Years ended December 31,	2022	2021	2020	Variance	Variance
	(In millions)
Operating revenues	$377.1	$349.6	$332.0	8%	5%
Operating expenses:
Electric fuel and purchased power	92.0	74.1	66.9	24%	11%
Operation and maintenance	120.7	124.9	121.3	(3)%	3%
Depreciation, depletion and amortization	67.8	66.8	63.0	1%	6%
Taxes, other than income	16.9	17.5	17.4	(3)%	1%
Total operating expenses	297.4	283.3	268.6	5%	5%
Operating income	79.7	66.3	63.4	20%	5%
Other income	.5	4.6	7.2	(89)%	(36)%
Interest expense	28.5	26.7	26.7	7%	—%
Income before income taxes	51.7	44.2	43.9	17%	1%
Income tax benefit	(5.4)	(7.7)	(11.7)	(30)%	(34)%
Net income	$57.1	$51.9	$55.6	10%	(7)%

Operating statistics
	2022	2021	2020
Revenues (millions)
Retail sales:
Residential	$135.4	$123.0	$122.6
Commercial	142.7	133.3	131.2
Industrial	43.0	40.5	36.7
Other	7.3	6.8	6.6
	328.4	303.6	297.1
Transportation and other	48.7	46.0	34.9
	$377.1	$349.6	$332.0
Volumes (million kWh)
Retail sales:
Residential	1,226.4	1,164.8	1,170.9
Commercial	1,437.7	1,433.0	1,419.4
Industrial	596.1	589.4	532.1
Other	83.7	84.4	82.1
	3,343.9	3,271.6	3,204.5
Average cost of electric fuel and purchased power per kWh	$.026	$.021	$.019

MDU Resources Group, Inc. Form 10-K 39

Index
Part II

2022 compared to 2021 Electric earnings increased $5.2 million as a result of:
•Revenue increased $27.5 million.
◦Largely attributable to:
▪Higher fuel and purchased power costs of $17.9 million recovered in customer rates and offset in expense, as described below.
▪Interim rate relief in North Dakota of $5.0 million.
▪Higher net transmission revenues of $3.9 million, largely from increased investment, and higher transmission interconnect upgrades of $800,000.
▪Higher retail sales volumes of 2.2 percent, primarily to residential customers, largely due to colder weather in the first and fourth quarters of the year.
◦Partially offset by:
▪Lower renewable tracker revenues associated with higher production tax credits offset in expense, as described below.
▪Lower per unit average rates of $1.0 million related to block rates in certain jurisdictions.
•Electric fuel and purchased power increased $17.9 million.
◦Primarily the result of $17.4 million higher commodity price, including higher recovery of fuel clause adjustments, and increased retail sales volumes.
•Operation and maintenance decreased $4.2 million.
◦Primarily due to:
▪Decreased payroll-related costs, largely $2.8 million related to the Heskett Station and Lewis & Clark Station plant closures and lower incentive accruals of $1.9 million.
▪Reduced materials costs and contract services from the Heskett Station and Lewis & Clark Station plant closures.
▪Reduced costs due to the absence of the Big Stone Station outage in 2021.
◦Partially offset by increased contract services associated with a planned outage at Coyote Station of $2.6 million.
•Depreciation, depletion and amortization increased $1.0 million, largely resulting from increased property, plant and equipment balances placed in service, mostly related to growth and replacement projects.
•Taxes, other than income decreased $600,000, largely as a result of lower coal conversion taxes in certain jurisdictions.
•Other income decreased $4.1 million, primarily due to lower returns on the Company's nonqualified benefit plan investments of $4.6 million, as discussed in Note 8, partially offset by higher AFUDC equity largely due to higher rates.
•Interest expense increased $1.8 million, largely resulting from $3.2 million due to higher long-term debt balances, partially offset by higher AFUDC debt largely due to higher rates.
•Income tax benefit decreased $2.3 million.
◦Largely due to:
▪Higher income taxes of $1.8 million related to higher taxable income.
▪Higher permanent tax adjustments and decreased excess deferred amortization.
◦Partially offset by higher production tax credits of $1.4 million driven by higher wind production.
2021 compared to 2020 Electric earnings decreased $3.7 million as a result of:
•Revenue increased $17.6 million
◦Higher fuel and purchased power costs of $7.2 million recovered in customer rates and offset in expense, as described below.
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
•Electric fuel and purchased power increased $7.2 million attributable to higher MISO costs as a result of increased energy costs, partially offset by decreased fuel costs associated with the Lewis & Clark Station plant closure.
•Operation and maintenance expense increased $3.6 million.
◦Primarily the result of:
▪Higher planned maintenance outage costs of $2.1 million at Big Stone Station and $800,000 higher maintenance fees at Thunder Spirit.
▪Higher other miscellaneous expenses.
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

40 MDU Resources Group, Inc. Form 10-K

Index
Part II

•Other income decreased $2.6 million.
◦Primarily due to:
▪The absence of an out-of-period adjustment of $2.5 million in 2020 as a result of previously overstated benefit plan expenses.
▪Lower returns on the Company's nonqualified benefit plan investments of $1.3 million.
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
◦Lower excess deferred tax amortization.
Earnings overview - The following information summarizes the performance of the natural gas distribution segment.

				2022 vs. 2021	2021 vs. 2020
Years ended December 31,	2022	2021	2020	Variance	Variance
	(In millions)
Operating revenues	$1,273.8	$971.9	$848.2	31%	15%
Operating expenses:
Purchased natural gas sold	816.1	542.0	448.1	51%	21%
Operation and maintenance	205.3	194.1	185.4	6%	5%
Depreciation, depletion and amortization	89.4	86.0	84.6	4%	2%
Taxes, other than income	71.1	60.6	57.0	17%	6%
Total operating expenses	1,181.9	882.7	775.1	34%	14%
Operating income	91.9	89.2	73.1	3%	22%
Other income	3.3	8.1	13.5	(59)%	(40)%
Interest expense	42.2	37.3	36.8	13%	1%
Income before income taxes	53.0	60.0	49.8	(12)%	20%
Income tax expense	7.8	8.4	5.8	(7)%	45%
Net income	$45.2	$51.6	$44.0	(12)%	17%

Operating statistics
	2022	2021	2020
Revenues (millions)
Retail sales:
Residential	$715.5	$548.1	$480.5
Commercial	450.9	330.4	281.2
Industrial	41.5	31.1	26.2
	1,207.9	909.6	787.9
Transportation and other	65.9	62.3	60.3
	$1,273.8	$971.9	$848.2
Volumes (MMdk)
Retail sales:
Residential	74.8	65.6	65.5
Commercial	51.0	44.7	44.2
Industrial	5.4	5.0	4.8
	131.2	115.3	114.5
Transportation sales:
Commercial	2.0	1.9	2.0
Industrial	165.7	172.5	158.0
	167.7	174.4	160.0
Total throughput	298.9	289.7	274.5
Average cost of natural gas per dk	$6.22	$4.70	$3.91

MDU Resources Group, Inc. Form 10-K 41

Index
Part II

2022 compared to 2021: Natural gas distribution earnings decreased $6.4 million as a result of:
•Revenue increased $301.9 million, largely from:
◦Higher purchased natural gas sold of $273.3 million recovered in customer rates that was offset in expense, as described below.
◦Higher retail sales volumes of 13.7 percent across all customer classes due to colder weather, partially offset by weather normalization and decoupling mechanisms in certain jurisdictions.
◦Higher revenue-based taxes recovered in rates of $10.1 million that were offset in expense, as described below.
◦Approved rate relief of $3.6 million in certain jurisdictions and higher pipeline replacement mechanisms of $1.8 million.
•Purchased natural gas sold increased $274.1 million, primarily due to:
◦Higher natural gas costs as a result of higher market prices of $198.1 million, including the higher recovery of purchase gas adjustments related to the February 2021 cold weather event and the 2018 Enbridge pipeline rupture.
◦Higher volumes of natural gas purchased due to increased retail sales volumes.
◦Purchased natural gas sold includes the disallowance of $845,000 ordered by the MNPUC, as discussed in Note 20.
•Operation and maintenance increased $11.2 million, primarily due to:
◦Higher contract services of $6.4 million, primarily higher subcontractor costs.
◦Higher payroll-related costs, including higher straight-time payroll of $4.7 million, partially offset by lower incentive accruals of $3.3 million.
◦Higher other costs, partially resulting from inflation, including higher expected credit losses of $1.8 million from higher receivables balances associated with colder weather and higher gas costs; higher software costs of $1.6 million; higher vehicle fuel cost of $1.3 million; and higher office, travel, materials and other miscellaneous employee costs.
•Depreciation, depletion and amortization increased $3.4 million.
◦Largely from increased property, plant and equipment balances from growth and replacement projects placed in service.
◦Partially offset by decreased depreciation rates in certain jurisdictions of $1.0 million.
•Taxes, other than income increased $10.5 million, largely resulting from higher revenue-based taxes which are recovered in rates.
•Other income decreased $4.8 million primarily related to lower returns on the Company's nonqualified benefit plan investments of $7.0 million, as discussed in Note 8, partially offset by increased interest income.
•Interest expense increased $4.9 million, primarily from higher long-term debt balances and interest rates, partially offset by higher AFUDC debt largely due to higher rates.
•Income tax expense decreased $600,000 due to lower income taxes of $1.5 million related to lower taxable income, partially offset by higher permanent tax adjustments.
2021 compared to 2020 Natural gas distribution earnings increased $7.6 million as a result of:
•Revenue increased $123.7 million.
◦Largely as a result of:
▪Higher purchased natural gas sold of $93.9 million recovered in customer rates and was offset in expense, as described below.
▪Approved rate relief in certain jurisdictions of $15.9 million.
▪Increased retail sales volumes of 0.7 percent across all customer classes, including the benefit of weather normalization and decoupling mechanisms in certain jurisdictions.
▪Increased transportation volumes of 9 percent, primarily to electric generation customers.
▪Higher revenue-based taxes recovered in rates of $2.3 million that were offset in expense, as described below.
▪Higher non-regulated project revenues of $1.7 million.
▪Increased basic service charges due to customer growth and increased per unit average rates of $1.5 million each.
•Purchased natural gas sold increased $93.9 million, primarily due to higher natural gas costs as a result of higher market prices.
•Operation and maintenance increased $8.7 million.
◦Primarily due to:
▪Higher payroll-related costs of $4.3 million, largely related to health care costs and straight-time payroll.
▪Decreased credits of $2.4 million for costs associated with the installation of meters partially from delaying meter replacements for safety measures implemented as a result of the COVID-19 pandemic.
▪Higher expenses for materials, new software, insurance and vehicle fuel.
◦Partially offset by:
▪The absence of the write-off of an abandoned project in the third quarter of 2020 for $1.2 million.
▪Decreased bad debt expense of $1.0 million as the impacts of the COVID-19 pandemic began to subside.
•Depreciation, depletion and amortization increased $1.4 million.
◦Largely from increased property, plant and equipment balances from growth and replacement projects placed in service.
◦Partially offset by decreased depreciation rates in certain jurisdictions of $4.0 million.

42 MDU Resources Group, Inc. Form 10-K

Index
Part II

•Taxes, other than income increased $3.6 million resulting from:
◦Higher revenue-based taxes of $2.3 million, which are recovered in rates.
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
Outlook In 2022, the Company experienced rate base growth of 7.8 percent and expects these segments will grow rate base by approximately 6 percent to 7 percent annually over the next five years on a compound basis. Operations are spread across eight states where the Company expects customer growth to be higher than the national average. In 2022 and 2021, these segments experienced retail customer growth of approximately 1.6 percent and 1.7 percent, respectively, and the Company expects customer growth to continue to average 1 percent to 2 percent per year. This customer growth, along with system upgrades and replacements needed to supply safe and reliable service, will require investments in new and replacement electric and natural gas systems.
These segments are exposed to energy price volatility and may be impacted by changes in oil and natural gas exploration and production activity. Rate schedules in the jurisdictions in which the Company's natural gas distribution segment operates contain clauses that permit the Company to file for rate adjustments for changes in the cost of purchased natural gas. Although changes in the price of natural gas are passed through to customers and have minimal impact on the Company's earnings, the natural gas distribution segment's customers benefit from lower natural gas prices through the Company's utilization of storage and fixed price contracts. In 2022, the Company experienced increased natural gas prices across its service areas and more recently has seen higher natural gas prices in the Pacific Northwest, as previously discussed in Strategy and Challenges. As a result, the Company has filed an out-of-cycle cost of gas adjustment in Idaho to assist in the timely recovery of these costs. See Note 20 for additional details. The Company will continue to monitor natural gas prices, as well as oil and natural gas production levels.
In February 2019, the Company announced the retirement of three aging coal-fired electric generating units. The Company ceased operations of Unit 1 at Lewis & Clark Station in Sidney, Montana, in March 2021 and Units 1 and 2 at Heskett Station near Mandan, North Dakota, in February 2022. In addition, in May 2022, the Company began construction of Heskett Unit 4, an 88-MW simple-cycle natural gas-fired combustion turbine peaking unit at the existing Heskett Station near Mandan, North Dakota, with an expected in service date in the summer of 2023.
The Company is one of four owners of Coyote Station and cannot make a unilateral decision on the plant's future; therefore, the Company could be negatively impacted by decisions of the other owners. In September 2021, Otter Tail Power Company filed its 2022 Integrated Resource Plan in Minnesota and North Dakota, which included its intent to start the process of withdrawal from its 35 percent ownership interest in Coyote Station with an anticipated exit from the plant by December 21, 2028. In October 2022, Otter Tail Power Company requested permission from the MNPUC to extend the deadline for its Integrated Resource Plan with the intent to update its modeling in light of recent developments in the industry, including increased capacity requirements in MISO. Otter Tail Power Company's extension was granted by the MNPUC on November 1, 2022, with revised modeling due March 31, 2023. The joint owners continue to collaborate in analyzing data and weighing decisions that impact the plant and its employees as well as each company's customers and communities served. Further state implementation of pollution control plans to improve visibility at Class I areas, such as national parks, under the EPA's Regional Haze Rule could require the owners of Coyote Station to incur significant new costs. If the owners decide to incur such costs, the costs could, dependent on determination by state regulatory commissions on approval to recover such costs from customers, negatively impact the Company's results of operations, financial position and cash flows. The NDDEQ submitted its state implementation plan to the EPA in August 2022 and expects a decision on the plan sometime in 2023. The plan, as submitted by the NDDEQ, does not require additional controls for any units in North Dakota, including Coyote Station.
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
•In Oregon, the Climate Protection Program Rule was approved in December 2021, which requires natural gas companies to reduce GHG emissions 50 percent below the baseline by 2035 and 90 percent below the baseline by 2050, which may be achieved through surrendering emissions allowances, investing in additional customer conservation and energy efficiency programs, purchasing community climate investment credits, and purchasing low carbon fuels such as renewable natural gas. The Company expects the compliance costs for these regulations to be recovered through customer rates. For more information about the anticipated compliance costs, Items 1 and 2 - Business Properties. Cascade's draft 2023 Oregon integrated resource plan projects customer bills could increase by about 100 percent by 2035 compared with costs included in bills today and by about 300 percent by 2050 as a result of the legislation. On September 30, 2022, the Company filed a request for the use of deferred accounting for costs related to the rule and began deferring those costs. The Company, along with the other two local natural gas distribution companies in Oregon, filed a lawsuit on March 18, 2022, challenging the Climate Protection

MDU Resources Group, Inc. Form 10-K 43

Index
Part II

Program Rule. The lawsuit was filed on behalf of customers as the Company does not believe the rule accomplishes environmental stewardship in the most effective and affordable way possible.
•In Washington, the Climate Commitment Act signed into law in May 2021 requires natural gas distribution companies to reduce overall GHG emissions 45 percent below 1990 levels by 2030, 70 percent below 1990 levels by 2040 and 95 percent below 1990 levels by 2050, which may be achieved through increased energy efficiency and conservation measures, purchased emission allowances and offsets, and purchases of low carbon fuels. As directed by the Climate Commitment Act, in September 2022, the Washington DOE published its final rule on the Climate Commitment Program. The rule was effective on October 30, 2022 and emissions compliance began on January 1, 2023. The Company has begun reviewing compliance options and expects the compliance costs for these regulations will be recovered through customer rates. For more information about the anticipated compliance costs, see Items 1 and 2 - Business Properties. Cascade's draft 2023 Washington integrated resource plan projects customer bills could increase by about 23 percent by 2035 compared with costs included in bills today and by about 78 percent by 2050 as a result of the legislation. On October 14, 2022, the Company filed a request for the use of deferred accounting for costs related to the rule and began deferring those costs.
•On April 22, 2022, the Washington State Building Code Council approved revisions to the state's commercial energy code that will significantly limit the use of natural gas for space and water heating in new and retrofitted commercial and multifamily buildings and proposed the review of similar restrictions in the future for residential buildings. On November 4, 2022, the Washington State Building Code Council adopted new residential codes requiring gas or electric heat pumps for most new space and water heating installations. The Company continues to assess the impact of these revisions.
•The Company has reviewed the income tax provisions of the IRA signed into law in August 2022, and the Company will continue to evaluate whether any of the new or renewed energy tax credits will provide a benefit.
Pipeline
Strategy and challenges The pipeline segment provides natural gas transportation, underground storage and non-regulated cathodic protection services, as discussed in Items 1 and 2 - Business Properties. The segment focuses on utilizing its extensive expertise in the design, construction and operation of energy infrastructure and related services to increase market share and profitability through optimization of existing operations, organic growth and investments in energy-related assets within or in close proximity to its current operating areas. The segment focuses on the continual safety and reliability of its systems, which entails building, operating and maintaining safe natural gas pipelines and facilities. The segment continues to evaluate growth opportunities including the expansion of natural gas facilities; incremental pipeline projects; and expansion of energy-related services leveraging on its core competencies. In support of this strategy, the North Bakken Expansion project in western North Dakota was placed in service in February of 2022. The project has capacity to transport 250 MMcf of natural gas per day and can be increased to 625 MMcf per day with additional compression. In addition, the Line Section 7 Expansion project was placed in service in August of 2022 and increased system capacity by 6.7 MMcf per day.
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
The Company has continued to actively manage the national supply chain challenges being faced by working with its manufacturers and suppliers to help mitigate some of these risks on its business. The segment regularly experiences extended lead times on raw materials that are critical to the segment's construction and maintenance work which could delay maintenance work and construction projects potentially causing lost revenues and/or increased costs. The Company is partially mitigating these challenges by planning for extended lead times further in advance. The segment is also currently experiencing inflationary pressures with increased raw material costs. The Company expects supply chain challenges and inflationary pressures to continue in 2023.
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

44 MDU Resources Group, Inc. Form 10-K

Index
Part II

Earnings overview - The following information summarizes the performance of the pipeline segment.

				2022 vs. 2021	2021 vs. 2020
Years ended December 31,	2022	2021	2020	Variance	Variance
	(In millions)
Operating revenues	$155.6	$142.6	$143.9	9%	(1)%
Operating expenses:
Operation and maintenance	60.9	61.3	59.9	(1)%	2%
Depreciation, depletion and amortization	26.9	20.5	21.7	31%	(6)%
Taxes, other than income	12.3	12.7	12.9	(3)%	(2)%
Total operating expenses	100.1	94.5	94.5	6%	—%
Operating income	55.5	48.1	49.4	15%	(3)%
Other income	1.3	9.4	2.9	(86)%	224%
Interest expense	11.3	7.0	7.6	61%	(8)%
Income before income taxes	45.5	50.5	44.7	(10)%	13%
Income tax expense	10.2	9.6	7.7	6%	25%
Net income	$35.3	$40.9	$37.0	(14)%	11%

Operating statistics
	2022	2021	2020
Transportation volumes (MMdk)	482.9	471.1	438.6
Natural gas gathering volumes (MMdk)	—	—	8.6
Customer natural gas storage balance (MMdk):
Beginning of period	23.0	25.5	16.2
Net injection (withdrawal)	(1.8)	(2.5)	9.3
End of period	21.2	23.0	25.5
2022 compared to 2021 Pipeline earnings decreased $5.6 million as a result of:
•Revenues increased $13.0 million.
◦Driven by increased transportation volume revenues of $16.4 million, largely due to the North Bakken Expansion project placed in service in February 2022.
◦Partially offset by:
▪Lower non-regulated project revenues of $2.3 million.
▪Lower transmission rates due to expired negotiated contracts converted to tariff rates.
•Operation and maintenance decreased $400,000.
◦Primarily due to:
▪Lower payroll-related costs of $2.2 million, largely related to lower incentive accruals and benefit-related costs.
▪Lower non-regulated project costs of $1.3 million directly associated with lower non-regulated project revenues, as previously discussed.
◦Partially offset by higher legal, maintenance materials and contract services.
•Depreciation, depletion and amortization increased $6.4 million due to increased property, plant and equipment balances, largely related to the North Bakken Expansion project.
•Taxes, other than income decreased $400,000 resulting from lower property taxes of $700,000 in Montana, partially offset by higher property taxes in North Dakota.
•Other income decreased $8.1 million, primarily due to:
◦Lower AFUDC of $7.8 million as a result of the completion of the North Bakken Expansion project placed in service in February 2022.
◦Lower returns on the Company's nonqualified benefit plan investments, as discussed in Note 8.
•Interest expense increased $4.3 million, resulting from interest associated with higher debt balances to fund capital expenditures and lower AFUDC as a result of the North Bakken Expansion project placed in service in February 2022.
•Income tax expense increased $600,000, largely a result of a reduction in tax credits, partially offset by lower income before income taxes.

MDU Resources Group, Inc. Form 10-K 45

Index
Part II

2021 compared to 2020 Pipeline earnings increased $3.9 million as a result of:
•Revenues decreased $1.3 million.
◦Primarily decreased gathering revenues of $4.9 million due to the sale of the Company's natural gas gathering assets in 2020.
◦Partially offset by:
▪Increased transportation volumes and demand revenue of $1.8 million largely from organic growth projects, as previously discussed, and short-term discounted contracts.
▪Increased non-regulated project revenues of $1.4 million.
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
•Other income increased $6.5 million.
◦Primarily due to:
▪Higher AFUDC of $7.3 million for the construction of the North Bakken Expansion project.
▪The absence of the write-off of unrecovered gas costs and project expenses of $1.2 million in 2020.
◦Partially offset by:
▪The absence of a positive impact of $700,000 related to the sale of the Company's regulated gathering assets in 2020.
▪The absence of an out-of-period adjustment of $500,000 in 2020 as a result of previously overstated benefit plan expenses.
▪Lower returns on the Company's nonqualified benefit plan investments.
•Interest expense decreased $600,000.
◦Primarily due to:
▪Higher AFUDC of $1.5 million for the construction of the North Bakken Expansion project.
▪Lower average interest rates.
◦Partially offset by higher debt balances.
•Income tax expense increased $1.9 million.
◦Largely a result of:
▪Higher income before income taxes.
▪The absence of the reversal of excess deferred taxes of $1.5 million associated with the sale of the Company's gas gathering assets in 2020.
◦Partially offset by permanent tax adjustments and an energy efficiency tax benefit.
Outlook The Company continues to monitor and assess the potential impacts of two FERC draft policy statements issued in the first quarter of 2022. One is the Updated Certificate of Policy Statement, which describes how the FERC will determine whether a new interstate natural gas transportation project is required by public convenience and necessity. It includes increased focus on a project's purpose and need and the environmental impacts; as well as impacts on landowners and environmental justice communities. The second draft policy statement, the Interim GHG Policy Statement, explains how the FERC will assess the impacts of natural gas infrastructure projects on climate change in its reviews under the National Environmental Policy Act and Natural Gas Act.
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
The EPA recently proposed additional rules to update, strengthen and expand standards intended to significantly reduce GHG emissions and other air pollutants from the oil and natural gas industries. The standards will apply to natural gas compressors, pneumatic controllers and pumps, fugitive emissions components and super-emitter events. The EPA projects the final rules will be issued in August 2023. Additionally, the EPA anticipates revising the current GHG reporting rules to incorporate provisions in the IRA. These revisions are anticipated to be issued in April 2023. The Company continues to monitor and assess the proposed rules and the potential impacts they may have on its business processes, current and future projects, results of operations and disclosures.
The Company has continued to experience the effect of associated natural gas production in the Bakken, which has provided opportunities for organic growth projects and increased demand. The completion of organic growth projects has contributed to higher volumes of natural gas the Company transports through its system. Associated natural gas production in the Bakken fell during the COVID-19 pandemic delaying previously

46 MDU Resources Group, Inc. Form 10-K

Index
Part II

forecasted production growth. Natural gas production has rebounded to pre-pandemic levels and drilling rig activities have increased, and the Company expects continued gradual increases over the next 2 years. The production delay, along with long-term contractual commitments on the North Bakken Expansion project placed in service in February 2022, has negatively impacted customer renewals of certain contracts. Bakken natural gas production outlook remains positive with continued growth expected due to new oil wells and increasing gas to oil ratios.
Increases in national and global natural gas supply has moderated pressure on natural gas prices and price volatility. While the Company believes there will continue to be varying pressures on natural gas production levels and prices, the long-term outlook for natural gas prices continues to provide growth opportunity for industrial supply-related projects and seasonal pricing differentials provide opportunities for storage services.
The Company continues to focus on improving existing operations and growth opportunities through organic projects in all areas in which it operates, which includes additional projects with local distribution companies, Bakken area producers and industrial customers in various stages of development.
In July 2021, the Company announced plans for a natural gas pipeline expansion project in eastern North Dakota. The Wahpeton Expansion project consists of approximately 60 miles of pipe and ancillary facilities and is designed to increase capacity by 20 MMcf per day, which is supported by long-term customer agreements with Montana-Dakota and its utility customers. Construction is expected to begin in early 2024, depending on regulatory approvals, with an anticipated completion date later in 2024. On May 27, 2022, the Company filed with FERC its application for the project and received FERC's draft environmental impact statement for the project on November 3, 2022. In accordance with the FERC schedule for environmental review on the project, the final environmental impact statement is planned to be available in April 2023.
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
On December 22, 2022, the Company filed with the FERC its prior notice application for its Grasslands South Expansion project. This project consists of approximately 15 miles of pipe in western North Dakota, utilizing existing capacity on its Grasslands Subsystem to a new connection with Big Horn Gas Gathering, LLC in northeastern Wyoming and ancillary facilities in North Dakota and Wyoming. A long-term customer agreement supports a design for incremental capacity of 94 MMcf per day. Construction is expected to begin in the second quarter of 2023, pending regulatory approvals, with an anticipated completion date in late 2023.
In addition, the Company has entered into long-term customer agreements for the construction of a fourth growth project with incremental natural gas design capacity anticipated to be 25 MMcf per day. The project is dependent on regulatory approvals and anticipated to be completed in 2023. See Capital Expenditures within this section for additional information on the expenditures related to these projects.
Construction Materials and Contracting
Strategy and challenges The segment is a leading aggregates-based construction materials and contracting services provider in the United States, as discussed in Items 1 and 2 - Business Properties. The segment focuses on continued growth and maximizing its vertical integration, leveraging its core values to be a supplier of choice in all its markets. The segment is also focused on its commitment to its employees, customers and communities by operating with integrity and always striving for excellence; development and recruitment of talented employees; sustainable practices to create value for the communities it serves; being the provider of choice in midsize, high-growth markets; strengthening the long-term, strategic aggregate reserve position through available purchase and/or lease opportunities in existing and new geographies; and enhancing its supply chain to provide reliable, timely and efficient services to its end customers. As previously discussed, the Company is pursuing a tax-free spinoff of the construction materials and contracting segment, and the separation is expected to be complete in the second quarter of 2023.
The segment is one of the leading producers of crushed stone and sand and gravel, and the segment continues to strategically manage its aggregate reserves, as well as take further advantage of being vertically integrated. The segment's vertical integration allows it to manage operations from aggregate mining to final lay-down of concrete and asphalt, with control of and access to permitted aggregate reserves being significant. The Company's aggregate reserves are naturally declining and as a result, the Company seeks permit expansion and acquisition opportunities to replace the reserves.
The segment's management continually monitors its margins and has been proactive in applying strategies to address the inflationary impacts seen across the United States. The Company has increased its product pricing where necessary and continues to implement cost savings initiatives to mitigate these effects on the segment's gross margin. Due to existing contractual provisions, there can be a lag between the announced price increases and the time when they can be fully recognized. The Company will continue to evaluate further price increases on a regular cadence to stay ahead of inflationary pressures and enhance stockholder value.
The segment operates in geographically diverse and competitive markets yet strives to maximize efficiencies, including transportation costs and economies of scale, to maintain strong margins. The segment's margins can experience negative pressure from competition, as well as impacts of the volatility in the cost of raw materials such as fuel, asphalt oil, cement and steel, with fuel and asphalt oil costs having the most significant impact on

MDU Resources Group, Inc. Form 10-K 47

Index
Part II

the segment's recent results. Such volatility and inflationary pressures may continue to have an impact on the segment's margins, including fixed-price construction contracts that are particularly vulnerable to the volatility of energy and material prices. These increases are partially offset by mitigation measures implemented by the Company, including price increases, escalation clauses in contracting services contracts, pre-purchased materials and other cost savings initiatives. While the Company has experienced some supply chain constraints, it continues to have good relationships with its suppliers and has not experienced any material adverse impacts of shortages or delays on materials. Other variables that can impact the segment's margins include adverse weather conditions, the timing of project starts or completions and declines or delays in new and existing projects due to the cyclical nature of the construction industry and governmental infrastructure spending. Accordingly, operating results in any particular period may not be indicative of the results that can be expected for any other period.
As a people first company, the segment continually takes steps to address the challenge of recruitment and retention of employees. In order to help attract new workers to the construction industry and enhance the skills of its current employees, the Company has completed construction of a corporate-wide, state-of-the-art training facility in the Pacific Northwest. The training facility offers hands-on training for heavy equipment operators and truck drivers, as well as leadership and safety training. Trends in the labor market include an aging workforce and availability issues, and most of the markets the segment operates in have experienced labor shortages, largely truck drivers, causing increased labor-related costs and delays or inefficiencies on projects. The new training facility is expected to help address some of these challenges. The Company continues to monitor the labor markets and assess additional opportunities to enhance and support its workforce. Despite these efforts, the Company expects labor costs to continue to increase based on the increased demand for services and, to a lesser extent, the recent escalated inflationary environment in the United States.
Earnings overview - The following information summarizes the performance of the construction materials and contracting segment.

				2022 vs. 2021	2021 vs. 2020
Years ended December 31,	2022	2021	2020	% change	% change
	(In millions)
Operating revenues	$2,534.7	$2,228.9	$2,178.0	14%	2%
Cost of sales:
Operation and maintenance*	2,009.6	1,737.4	1,676.6	16%	4%
Depreciation, depletion and amortization	112.9	96.8	84.8	17%	14%
Taxes, other than income	51.3	47.7	46.0	8%	4%
Total cost of sales	2,173.8	1,881.9	1,807.4	16%	4%
Gross profit	360.9	347.0	370.6	4%	(6)%
Selling, general and administrative expense:
Operation and maintenance*	155.8	146.0	146.4	7%	—%
Depreciation, depletion and amortization	4.9	4.2	4.8	17%	(13)%
Taxes, other than income	5.9	5.7	4.9	4%	16%
Total selling, general and administrative expense	166.6	155.9	156.1	7%	—%
Operating income	194.3	191.1	214.5	2%	(11)%
Other income (expense)	(5.4)	1.3	.8	(515)%	63%
Interest expense	30.1	19.2	20.6	57%	(7)%
Income before income taxes	158.8	173.2	194.7	(8)%	(11)%
Income tax expense	42.6	43.4	47.4	(2)%	(8)%
Net income	$116.2	$129.8	$147.3	(10)%	(12)%
*    The Company identified certain costs that were reclassified from cost of sales to selling, general and administrative expenses in 2021 and 2020 of $57.4 million and $56.5 million, respectively, and had no impact to net income.

Operating statistics	Revenues			Gross profit
	2022	2021	2020	2022	2021	2020
	(In millions)
Aggregates	$496.6	$444.0	$406.6	$69.6	$60.6	$62.7
Asphalt	427.5	339.8	349.9	41.7	40.4	45.5
Ready-mix concrete	609.5	584.4	547.0	85.9	81.5	74.4
Other products*	407.3	344.3	356.3	63.6	64.0	82.6
Contracting services	1,187.7	1,017.5	1,069.7	100.1	100.5	105.4
Intracompany eliminations	(593.9)	(501.1)	(551.5)	—	—	—
	$2,534.7	$2,228.9	$2,178.0	$360.9	$347.0	$370.6
*Other products includes cement, asphalt oil, merchandise, fabric, spreading and other products that individually are not considered to be a major line of business for the segment.

48 MDU Resources Group, Inc. Form 10-K

Index
Part II

	2022	2021	2020
Sales (thousands):
Aggregates (tons)	33,994	33,518	30,949
Asphalt (tons)	7,254	7,101	7,202
Ready-mix concrete (cubic yards)	4,015	4,267	4,087
Average sales price:
Aggregates (per ton)	$14.61	$13.25	$13.14
Asphalt (per ton)	$58.93	$47.86	$48.58
Ready-mix concrete (per cubic yard)	$151.80	$136.94	$133.86
2022 compared to 2021 Construction materials and contracting's earnings decreased $13.6 million as a result of:
•Revenues increased $305.8 million.
◦Primarily the result of increased revenues across all product lines as the business benefited from higher average selling prices of nearly $250 million, largely in response to inflationary pressures.
◦Also impacting materials revenues were:
▪Increased aggregates sales volumes of $10.2 million due mainly to recent acquisitions contributing 2.2 million tons, offset in part by lower volumes in certain states.
▪Increased asphalt sales volumes of $7.2 million from higher demand in California, Minnesota, Montana, North Dakota and Wyoming of $13.7 million, partially offset by lower volumes in Texas due to less available paving work.
▪Lower ready-mix concrete sales volumes of $38.5 million across all regions resulting from lower residential demand and fewer impact projects.
▪Decreased revenues for other products associated with volumes, largely related to asphalt oil.
▪Increased contracting revenues of $170.2 million across most regions as a result of more available agency and commercial work, recent acquisitions contributing $27.9 million and more available paving work in Idaho, Minnesota, Montana, North Dakota and Wyoming. In addition, inflationary pressures led to higher contract values in all regions.
◦These increases were partially offset by an increase in the elimination for internal materials sales used in other products and services.
•Gross profit increased $13.9 million.
◦Primarily the result of higher average selling prices, as previously noted, contributions from recent acquisitions of $12.9 million and increased margins for aggregates and ready-mix concrete as a result of implemented price increases outpacing inflationary pressures.
◦Partially offset by higher operating costs across the business, mostly the result of inflationary pressures. These costs include higher asphalt oil costs of $59.3 million; higher labor costs of $32.0 million; higher fuel costs of $42.6 million; and higher cement costs of $20.7 million.
•Selling, general and administrative expense increased $10.7 million.
◦Largely the result of:
▪Increased payroll-related costs of $11.6 million, partially resulting from inflationary pressures.
▪Increased travel expenses of $2.3 million.
▪Increased office expenses of $1.7 million.
▪Increased professional fees of $1.7 million, partially due to increased legal and audit fees.
▪Increased expected credit losses of $1.4 million related to the absence of recoveries received during 2021.
▪Increased safety and training costs.
◦Offset in part by higher net gains on asset sales of $7.5 million.
•Other income (expense) decreased $6.7 million, primarily resulting from lower returns on the Company's nonqualified benefit plan investments, as discussed in Note 8.
•Interest expense increased $10.9 million, related to higher debt balances to fund recent acquisitions and higher working capital needs, along with higher average interest rates.
•Income tax expense decreased $800,000 as a result of lower income before income taxes.

MDU Resources Group, Inc. Form 10-K 49

Index
Part II

2021 compared to 2020 Construction materials and contracting's earnings decreased $17.5 million as a result of:
•Revenues increased $50.9 million.
◦Largely the result of:
▪Higher aggregate sales volumes from acquisitions in 2021 contributed $20.1 million and strong demand for airport, commercial and health care work in Oregon added $16.3 million. Also contributing was an additional $1.6 million due to a few large projects in South Dakota. These increases were partially offset by lower volumes in Texas of $2.0 million driven by lower energy-related sales volumes.
▪Higher ready-mix concrete volumes from increased commercial and residential demand in Texas contributed $8.2 million, strong demand in Oregon added $7.8 million and acquisitions in 2021 contributed an additional $4.5 million. Ready-mix concrete revenues also benefited from an increase in average sales price in all regions. These increases were partially offset by decreased sales of $14.8 million due to lower demand in Hawaii as a result of the overall slowdown of the travel industry from COVID-19.
◦Partially offset by:
▪Decreased contracting revenues partially due to less available paving work in certain regions of $60.0 million and the absence of a few large jobs in 2020 of $17.5 million. These decreases were offset in part by strong demand for health care, agency and commercial work in Oregon of $28.8 million.
▪Decreased asphalt volumes primarily due to less available highway paving work in the public sector of $26.2 million in certain regions was partially offset by strong demand in Oregon.
•Gross profit decreased $23.6 million.
◦Primarily due to:
▪Lower gross profit and margins in other product lines, primarily due to higher asphalt oil material costs of $15.1 million, along with repair and maintenance costs of $2.6 million.
▪Higher fuel costs of $13.3 million across all product lines.
▪Lower asphalt gross profit of $5.1 million, largely resulting from less available paving work.
▪Lower contracting services gross profit resulting from less available paving work of $8.6 million, as previously discussed, and the absence of a few large jobs for $5.4 million. Margins were also impacted by higher fuel costs, as previously discussed.
▪Lower aggregates gross profit resulting from reduced work in Hawaii due to the overall slowdown of the travel industry resulting from COVID-19 of $3.9 million, startup costs of $1.3 million associated with new aggregate sites in Texas and $600,000 higher material costs in Alaska. These decreases were partially offset by higher margins due to strong demand in Oregon of $2.1 million and South Dakota of $1.4 million along with the effects of recent acquisitions.
▪Labor constraints, especially truck drivers, which resulted in isolated project delays and staffing inefficiencies across the business.
◦Partially offset by an increase in ready-mix concrete gross profit of $7.1 million due in part to higher average pricing in all regions and higher volumes in most regions.
•Selling, general and administrative expense decreased $200,000.
◦Largely the result of:
▪The recovery of prior bad debt expense of $2.1 million.
▪Higher net gains on asset sales of $1.4 million.
◦Offset in part by:
▪Increased payroll-related costs of $1.6 million, primarily for higher health care costs.
▪Higher acquisition costs of $700,000.
▪An increase in miscellaneous taxes, license and governmental fees.
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
Outlook In August 2022, the Company announced its intent to separate this segment into a standalone publicly traded company. The separation is expected to result in two independent, publicly traded companies: (1) MDU Resources Group, Inc., the existing company and (2) Knife River, a construction materials and contracting services company. The separation is expected to be completed in the second quarter of 2023 and is expected to unlock inherent value within the two companies, which each have unique growth prospects and investment opportunities. The Company may, at any time and for any reason until the proposed transaction is complete, abandon the separation or modify or change its terms. For a complete discussion of all of the conditions to and the risks and uncertainties associated with the separation and distribution, see Item 1A - Risk Factors.

50 MDU Resources Group, Inc. Form 10-K

Index
Part II

Funding for public projects is dependent on federal and state funding, such as appropriations to the Federal Highway Administration. The American Rescue Plan Act enacted in the first quarter of 2021 provides $1.9 trillion in COVID-19 relief funding for states, schools and local governments. States are beginning to move forward with allocating these funds based on federal criteria and state needs, and in some cases, funding of infrastructure projects could positively impact the segment. Additionally, the bipartisan infrastructure proposal, known as the IRA, was enacted in the fourth quarter of 2021 and is providing long-term opportunities by designating $119 billion for the repair and rebuilding of roads and bridges across the Company's footprint. In addition, the IRA provides $369 billion in new funding for clean energy programs. These programs include new tax incentives for solar, battery storage and hydrogen development along with funding to expand the production of electric vehicles and the build out of infrastructure to support electric vehicles. In addition to federal funding, 11 out of the 14 states in which the Company operates have implemented their own funding mechanisms for public projects, including projects related to highways, airports and other public infrastructure. The Company continues to monitor the progress of these legislative items.
The segment's vertically integrated aggregates-based business model provides the Company with the ability to capture margin throughout the sales delivery process. The aggregate products are sold internally and externally for use in other products such as ready-mix concrete, asphaltic concrete and public and private construction markets. The contracting services and construction materials are sold in connection with street, highway and other public infrastructure projects, as well as private commercial, industrial and residential development projects. The public infrastructure projects have traditionally been more stable markets as public funding is more secure during periods of economic decline. The public projects are, however, dependent on federal and state funding such as appropriations to the Federal Highway Administration. Spending on private development is highly dependent on both local and national economic cycles, providing additional sales during times of strong economic cycles and potential for reductions during recessionary periods.
During 2022 and 2021, the Company made strategic purchases and completed acquisitions that support the Company's long-term strategy to expand its market presence in the higher-margin materials markets. The Company continues to evaluate additional acquisition opportunities. For more information on the Company's business combinations, see Item 8 - Note 4. In 2022, the Company is upgrading its prestress facility located in Spokane, Washington. The state-of-the-art facility is expected to be completed during the first half of 2023. The facility is expected to be a platform for growth through improved productivity and quality, which will help meet strong market demand for prefabricated concrete solutions.
The construction materials and contracting segment's backlog remained strong at December 31, 2022, at $935 million, as compared to backlog at December 31, 2021, of $708 million. A significant portion of the Company's backlog at December 31, 2022, relates to publicly funded projects, largely street and highway construction projects, which are primarily driven by public work projects for state departments of transportation. Period over period increases or decreases in backlog cannot be used as an indicator of future revenues or net income. Of the $935 million of backlog at December 31, 2022, the Company expects to complete an estimated $836 million during 2023. While the Company believes the current backlog of work remains firm, prolonged delays in the receipt of critical supplies and materials or continued increases to pricing could result in customers seeking to delay or terminate existing or pending agreements. Factors noted in Item 1A - Risk Factors can cause revenues to be realized in periods and at levels that are different from originally projected.
Construction Services
Strategy and challenges The construction services segment provides electrical and mechanical and transmission and distribution specialty contracting services, as discussed in Items 1 and 2 - Business Properties. The construction services segment focuses on safely executing projects; providing a superior return on investment by building new and strengthening existing customer relationships; ensuring quality service; effectively controlling costs; retaining, developing and recruiting talented employees; growing through organic and strategic acquisition opportunities; and focusing efforts on projects that will permit higher margins while properly managing risk. The growth experienced by the segment in recent years is due in part to the project awards in the markets served and the ability to support national customers in most of the regions in which it operates.
The construction services segment faces challenges, which are not under direct control of the business, in the markets in which it operates, including those described in Item 1A - Risk Factors. These factors, and those noted below, have caused fluctuations in revenues, gross margins and earnings in the past and are likely to cause fluctuations in the future.
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

MDU Resources Group, Inc. Form 10-K 51

Index
Part II

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
The segment's management continually monitors its operating margins and has been proactive in addressing the inflationary impacts seen across the United States. The segment is currently experiencing continued labor constraints and increased fuel and material costs, as well as impacts from delays in the national supply chain. The segment is working with suppliers and providers of goods and services in advance of construction to secure pricing and reduce delays for goods and services. The inflationary costs and national supply chain challenges experienced by the segment have increased costs but have not had significant impacts to the procurement of project materials. Such volatility and inflationary pressures may continue to have an impact on the segment's margins, including fixed-price construction contracts that are particularly vulnerable to the volatility of energy and material prices. These increases are partially offset by mitigation measures implemented by the Company, including escalation clauses in contracts, pre-purchased materials and other cost savings initiatives. The segment also continues recruitment and retention efforts to attract and retain employees. The Company expects these inflationary pressures and national supply chain challenges to continue. Accordingly, operating results in any particular period may not be indicative of the results that can be expected for any other period.
The need to ensure available specialized labor resources for projects also drives strategic relationships with customers and project margins. These trends include an aging workforce and labor availability issues, as well as increasing duration and complexity of customer capital programs. Most of the markets the segment operates in have experienced labor shortages which in some cases have caused increased labor-related costs. The Company continues to monitor the labor markets and expects labor costs to continue to increase based on increases included in the collective bargaining agreements and, to a lesser extent, the recent escalated inflationary environment in the United States. Due to these and other factors, the Company believes overall customer and competitor demand for labor resources will continue to increase.
Earnings overview - The following information summarizes the performance of the construction services segment.

				2022 vs. 2021	2021 vs. 2020
Years ended December 31,	2022	2021	2020	Variance	Variance
	(In millions)
Operating revenues	$2,699.2	$2,051.6	$2,095.7	32%	(2)%
Cost of sales:
Operation and maintenance	2,325.9	1,725.5	1,747.5	35%	(1)%
Depreciation, depletion and amortization	16.9	15.8	15.7	7%	1%
Taxes, other than income	80.4	62.4	74.2	29%	(16)%
Total cost of sales	2,423.2	1,803.7	1,837.4	34%	(2)%
Gross profit	276.0	247.9	258.3	11%	(4)%
Selling, general and administrative expense:
Operation and maintenance	101.5	92.9	98.1	9%	(5)%
Depreciation, depletion and amortization	4.6	4.5	7.8	2%	(42)%
Taxes, other than income	5.3	4.8	4.8	10%	—%
Total selling, general and administrative expense	111.4	102.2	110.7	9%	(8)%
Operating income	164.6	145.7	147.6	13%	(1)%
Other income	7.3	2.6	2.0	181%	30%
Interest expense	6.3	3.5	4.1	80%	(15)%
Income before income taxes	165.6	144.8	145.5	14%	—%
Income tax expense	40.8	35.4	35.8	15%	(1)%
Net income	$124.8	$109.4	$109.7	14%	—%

52 MDU Resources Group, Inc. Form 10-K

Index
Part II

Operating Statistics
	Revenues			Gross profit
Business Line	2022	2021	2020	2022	2021	2020
	(In millions)
Electrical & mechanical
Commercial	$1,082.5	$553.2	$741.5	$105.2	$59.8	$48.4
Industrial	405.7	457.5	374.8	43.4	51.3	41.3
Institutional	215.5	123.1	158.8	3.8	6.2	23.8
Renewables	151.1	12.3	5.4	(.6)	1.2	1.1
Service & other	143.0	188.4	121.0	19.8	25.1	21.5
	1,997.8	1,334.5	1,401.5	171.6	143.6	136.1
Transmission & distribution
Utility	645.1	630.5	592.5	100.3	92.4	106.7
Transportation	72.3	103.1	111.8	4.1	11.9	15.5
	717.4	733.6	704.3	104.4	104.3	122.2
Intrasegment eliminations	(16.0)	(16.5)	(10.1)	—	—	—
	$2,699.2	$2,051.6	$2,095.7	$276.0	$247.9	$258.3
2022 compared to 2021 Construction services earnings increased $15.4 million as a result of:
•Revenues increased $647.6 million.
◦Largely due to:
▪Increased electrical and mechanical revenues, partially as a result of inflationary pressures as well as:
◦Higher commercial revenues driven largely by a $251.5 million increase in hospitality projects due to the progress on large projects, a $121.8 million increase in data center projects driven by both the number of and progress on projects and an increase in general commercial projects as a result of project mix and progression of contracts.
◦Higher renewable revenues from the timing of and progress on projects.
◦Higher institutional revenues largely the result of increased activity and progress on projects from education projects of $26.0 million, healthcare projects of $24.1 million and government projects.
▪Increased utility revenues for electrical projects of $37.5 million, underground projects of $24.5 million, distribution projects of $12.7 million, telecommunications projects of $7.0 million and substation projects, with each sector being driven by higher customer demand. These increases were partially offset by lower transmission and storm work projects.
◦Partially offset by:
▪Lower industrial revenues driven by decreased demand for maintenance, high-tech and refinery projects and lower service revenues driven by decreased demand for the repair and maintenance of electrical and mechanical projects.
▪Lower transportation revenues, primarily from lower customer demand for street lighting projects of $39.8 million.
•Gross profit increased $28.1 million.
◦Largely due to the increased electrical and mechanical revenues previously discussed.
◦Partially offset by higher operating costs related to inflationary pressures, including labor, materials and equipment costs.
•Selling, general and administrative expense increased $9.2 million resulting from higher payroll-related costs of $5.7 million, increased expected credit losses of $2.4 million due to changes in estimates during 2021 and higher office expenses.
•Other income increased $4.7 million, primarily related to the Company's joint ventures.
•Interest expense increased $2.8 million due to higher working capital needs and higher interest rates.
•Income tax expense increased $5.4 million as a result of higher income before income taxes.
2021 compared to 2020 Construction services earnings decreased $300,000 as a result of:
•Revenues decreased $44.1 million.
◦Largely due to:
▪The completion of several large commercial projects in early 2021 and 2020 in the Las Vegas market of $129.0 million.
▪Decreased institutional projects of $15.0 million from less available work and the completion of a larger project.
▪The completion of a significant industrial project of $43.0 million.
▪Decreased demand for electric transportation projects which includes traffic signalization and street lighting.
◦Partially offset by:
▪Higher industrial work due to the number of projects awarded and progress on significant projects of $96.0 million.
▪Increased service work of $37.0 million related to the repair and maintenance of electrical, mechanical and fire protection systems.
▪Strong demand for utility projects including the progress on substations of $21.0 million and power line repair of $3.0 million.

MDU Resources Group, Inc. Form 10-K 53

Index
Part II

•Gross profit decreased $10.4 million.
◦Largely due to:
▪The absence of higher margin utility projects in 2020 negatively impacted gross profit by $15.0 million, which includes storm power line repair and fire hardening work.
▪Decreased transportation gross profit, largely the completion of a higher margin project of $5.1 million.
▪Institutional projects, primarily the recognition of reduced margins of $9.4 million from lower margin work in 2021 and the impacts of a job loss of $8.4 million related to change order disputes which resulted in a significant job recognizing higher labor and material costs.
◦Partially offset by:
▪Increased industrial gross profit primarily due to a change order settlement of $10.0 million on a significant project.
▪The absence of a job loss in 2020 of $8.9 million related to a large commercial project.
▪An increase in the amount of service work awarded and the progress on that work.
•Selling, general and administrative expense decreased $8.5 million.
◦Largely due to:
▪Lower bad debt expense of $7.0 million, largely due to changes in estimates related to expected credit losses.
▪Lower amortization expense of $3.2 million.
◦Offset in part by:
▪Higher office expenses of $1.3 million.
▪Increased payroll-related costs.
•Other income increased $600,000, largely related to increased earnings on investments.
•Interest expense decreased $600,000, largely related to decreased debt balances due to lower working capital needs and increased cash collections.
•Income tax expense decreased $400,000 as a result of lower income before income taxes.
Outlook Funding for public projects is highly dependent on federal and state funding, such as appropriations to the Federal Highway Administration. The American Rescue Plan provides $1.9 trillion in COVID-19 relief funding for states, schools and local government including broadband infrastructure. States are beginning to move forward with allocating these funds based on federal criteria and state needs, and in some cases, funding of infrastructure projects could positively impact the segment. Additionally, the Infrastructure Investment and Jobs Act, was enacted in the fourth quarter of 2021 and is providing long-term opportunities by designating funds for investments for upgrades to electric and grid infrastructure, transportation systems, airports and electric vehicle infrastructure, all industries this segment supports. In addition, the IRA provides $369 billion in new funding for clean energy programs. These programs include new tax incentives for solar, battery storage and hydrogen development along with funding to expand the production of electric vehicles and the build out of infrastructure to support electric vehicles. The Company will continue to monitor the implementation of these legislative items.
The Company continues to have bidding opportunities in the specialty contracting markets in which it operated in during 2022, as evidenced by the segment's backlog. Although bidding remains highly competitive in all areas, the Company expects the segment's relationship with existing customers, skilled workforce, quality of service and effective cost management will continue to provide a benefit in securing and executing profitable projects in the future. The Company has also seen rapidly growing needs for services across the electric vehicle charging, wind generation and energy storage markets that complement existing renewable projects performed by the Company.
The construction services segment's backlog at December 31 was as follows:

	2022	2021
	(In millions)
Electrical & mechanical	$1,861	$1,109
Transmission & distribution	270	276
	$2,131	$1,385
The increase in backlog at December 31, 2022, as compared to backlog at December 31, 2021, was largely attributable to the new project opportunities that the Company continues to be awarded across its diverse operations, particularly within the commercial, industrial, institutional, and power utility markets. The increases in backlog have been offset by decreases in the renewable and transportation markets due to the timing of project completions. Period over period increases or decreases in backlog cannot be used as an indicator of future revenues or net income. Of the $2.1 billion of backlog at December 31, 2022, the Company expects to complete an estimated $1.8 billion during 2023. While the Company believes the current backlog of work remains firm, prolonged delays in the receipt of critical supplies and materials could result in customers seeking to delay or terminate existing or pending agreements. As of December 31, 2022, customers have not provided the Company with any indications that they no longer wish to proceed with the planned projects that have been included in backlog. Additionally, the Company continues to further evaluate potential acquisition opportunities that would be accretive to earnings of the Company and continue to grow the segment's backlog. Factors noted in Item 1A - Risk Factors can cause revenues to be realized in periods and at levels that are different from originally projected.

54 MDU Resources Group, Inc. Form 10-K

Index
Part II

Other

				2022 vs. 2021	2021 vs. 2020
Years ended December 31,	2022	2021	2020	Variance	Variance
	(In millions)
Operating revenues	$17.6	$13.7	$11.9	28%	15%
Operating expenses:
Operation and maintenance	25.1	15.2	12.2	65%	25%
Depreciation, depletion and amortization	4.4	4.6	2.7	(4)%	70%
Taxes, other than income	.1	.1	.1	—%	—%
Total operating expenses	29.6	19.9	15.0	49%	33%
Operating loss	(12.0)	(6.2)	(3.1)	94%	(100)%
Other income	1.0	.4	.4	150%	—%
Interest expense	1.5	.3	.8	400%	(63)%
Loss before income taxes	(12.5)	(6.1)	(3.5)	105%	(74)%
Income tax benefit	(1.2)	(.2)	(.4)	500%	50%
Net loss	$(11.3)	$(5.9)	$(3.1)	(93)%	(90)%
Included in Other is insurance activity at the Company's captive insurer and general and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations.
During 2022, Other experienced higher operation and maintenance expense related to costs incurred of $14.4 million for the announced strategic initiatives, partially offset by a reduction in the estimated losses recorded at the captive insurer. Other was positively impacted by higher premiums included in operating revenues in 2022 for the captive insurer compared to 2021.
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
Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts related to these items were as follows:

Years ended December 31,	2022	2021	2020
	(In millions)
Intersegment transactions:
Operating revenues	$84.1	$77.6	$77.0
Operation and maintenance	25.9	18.7	19.1
Purchased natural gas sold	58.2	58.9	57.9
For more information on intersegment eliminations, see Item 8 - Note 17.
Liquidity and Capital Commitments
At December 31, 2022, the Company had cash and cash equivalents of $80.5 million and available borrowing capacity of $427.3 million under the outstanding credit facilities of the Company's subsidiaries. The Company expects to meet its obligations for debt maturing within 12 months and its other operating and capital requirements from various sources, including internally generated funds; credit facilities and commercial paper of the Company's subsidiaries, as described later in Capital resources; and the issuance of debt and equity securities if necessary.

MDU Resources Group, Inc. Form 10-K 55

Index
Part II

Cash flows

Years ended December 31,	2022	2021	2020
	(In millions)
Net cash provided by (used in)
Operating activities	$510.0	$495.8	$768.4
Investing activities	(638.9)	(885.9)	(630.2)
Financing activities	155.2	384.7	(145.1)
Increase (decrease) in cash and cash equivalents	26.3	(5.4)	(6.9)
Cash and cash equivalents -- beginning of year	54.2	59.6	66.5
Cash and cash equivalents -- end of year	$80.5	$54.2	$59.6
Operating activities

				2022 vs. 2021	2021 vs. 2020
Years ended December 31,	2022	2021	2020	Variance	Variance
	(In millions)
Income from continuing operations	$367.3	$377.7	$390.5	$(10.4)	$(12.8)
Adjustments to reconcile net income to net cash provided by operating activities	355.0	350.9	276.2	4.1	74.7
Changes in current assets and current liabilities, net of acquisitions:
Receivables	(363.3)	(60.0)	(2.8)	(303.3)	(57.2)
Inventories	(46.6)	(42.3)	(7.2)	(4.3)	(35.1)
Other current assets	(9.4)	(72.0)	31.6	62.6	(103.6)
Accounts payable	186.3	15.3	16.0	171.0	(.7)
Other current liabilities	27.0	(17.6)	35.6	44.6	(53.2)
Pension and postretirement benefit plan contributions	(.5)	(.5)	(.4)	—	(.1)
Other noncurrent changes	(6.0)	(55.4)	30.3	49.4	(85.7)
Net cash provided by (used in) discontinued operations	.2	(.3)	(1.4)	.5	1.1
Net cash provided by operating activities	$510.0	$495.8	$768.4	$14.2	$(272.6)
The changes in cash flows from operating activities generally follow the results of operations as discussed in Business Segment Financial and Operating Data and are also affected by changes in working capital. The increase in cash flows provided by operating activities from 2022 to 2021 was largely driven by higher 2022 accounts payable for natural gas purchases due to higher natural gas prices and colder weather, partially offset by the associated increased receivables from customers. Partially offsetting the increase in cash flows provided by operating activities was higher working capital needs at the construction services business due to fluctuations in job activity resulting in higher receivables in the period, as well as lower collections of accounts receivable compared to 2021, offset in part by increased accounts payable. In addition, higher revenues resulted in higher receivables in the period at the construction materials and contracting business.
The decrease in cash flows provided by operating activities from 2021 to 2020 was largely driven by an increase in natural gas purchases and the related unbilled revenues at the natural gas distribution business, partially offset by the associated deferred taxes and increased payables. Also contributing to the decrease was the payment of previously deferred CARES Act taxes and the timing of income tax payments across all of the Company's businesses, as well as the timing of insurance claim payments in relation to receipt of insurance reimbursement at the construction services business. In addition, higher asphalt oil inventory balances due to higher material costs and tank storage balances and higher aggregate inventory balances as a result of production at the businesses acquired at the construction materials and contracting business contributed to the decrease. Partially offsetting the decrease in cash flows provided by operating activities was higher bonus depreciation related to acquisitions at construction materials and contracting business.

56 MDU Resources Group, Inc. Form 10-K

Index
Part II

Investing activities

				2022 vs. 2021	2021 vs. 2020
Years ended December 31,	2022	2021	2020	Variance	Variance
	(In millions)
Capital expenditures	$(656.6)	$(659.4)	$(558.0)	$2.8	$(101.4)
Acquisitions, net of cash acquired	1.8	(237.7)	(106.0)	239.5	(131.7)
Net proceeds from sale or disposition of property and other	22.4	15.2	35.6	7.2	(20.4)
Investments	(6.5)	(4.0)	(1.8)	(2.5)	(2.2)
Net cash used in investing activities	$(638.9)	$(885.9)	$(630.2)	$247.0	$(255.7)
The decrease in cash used in investing activities from 2022 to 2021 was primarily the result of lower cash used for acquisition activity at the construction materials and contracting business, along with increased proceeds from asset sales. Decreased capital expenditures at the pipeline business as a result of the North Bakken Expansion project being placed in service in February 2022 were mostly offset by increased capital expenditures at the natural gas distribution business for higher natural gas distribution projects, including natural gas mains and meters, and at the electric business for increased electric production projects, including the construction of Heskett Unit 4 and the repower of Diamond Willow.
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
Financing activities

				2022 vs. 2021	2021 vs. 2020
Years ended December 31,	2022	2021	2020	Variance	Variance
	(In millions)
Issuance of short-term borrowings	$246.5	$50.0	$75.0	$196.5	$(25.0)
Repayment of short-term borrowings	—	(100.0)	(25.0)	100.0	(75.0)
Issuance of long-term debt	361.6	554.0	117.4	(192.4)	436.6
Repayment of long-term debt	(261.7)	(25.0)	(148.6)	(236.7)	123.6
Debt issuance costs	(1.9)	(.9)	(.5)	(1.0)	(.4)
Proceeds from issuance of common stock	(.1)	88.8	3.4	(88.9)	85.4
Dividends paid	(176.9)	(171.3)	(166.4)	(5.6)	(4.9)
Repurchase of common stock	(7.4)	(6.7)	—	(.7)	(6.7)
Tax withholding on stock-based compensation	(4.9)	(4.2)	(.4)	(.7)	(3.8)
Net cash provided by (used in) financing activities	$155.2	$384.7	$(145.1)	$(229.5)	$529.8
The decrease in cash flows provided by financing activities from 2022 to 2021 was largely the result of increased repayment and decreased issuance of long-term debt at the construction materials and contracting business. Partially offsetting this was increased issuances of short-term borrowings as long-term debt was replaced with short-term debt at the construction materials and contracting business related to the anticipated spinoff previously discussed and decreased repayment of short-term borrowings at Montana-Dakota. Partially offsetting the decrease was the increased issuance of long-term debt at the construction services business as a result of higher working capital needs and the absence of the issuance of common stock under the Company's "at-the-market" offering during 2022, as discussed in Note 12.
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
Defined benefit pension plans
The Company has noncontributory qualified defined benefit pension plans for certain employees. Plan assets consist of investments in equity and fixed-income securities. Various actuarial assumptions are used in calculating the benefit expense (income) and liability (asset) related to the pension plans. Actuarial assumptions include assumptions about the discount rate and expected return on plan assets. For 2022, the Company

MDU Resources Group, Inc. Form 10-K 57

Index
Part II

assumed a long-term rate of return on its qualified defined pension plan assets of 6 percent. Due to the decline in the equity and fixed-income markets, the Company experienced more of a loss than estimated on its qualified defined pension plan assets. Differences between actuarial assumptions and actual plan results are deferred and amortized into expense when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. Therefore, this change in asset values will be reflected in future expenses of the plans beginning in 2023. The funded status of the plans did not change significantly with the decrease in assets because the liabilities decreased as well. The Company's benefit obligations for the pension plans also saw a decline in value due to higher discount rates at the end of 2022.
At December 31, 2022, the pension plans' accumulated benefit obligations exceeded these plans' assets by approximately $41.6 million. Pretax pension income reflected in the Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020, was $2.3 million, $1.7 million and $684,000, respectively. The Company's pension income is currently projected to be approximately $236,000 in 2023. Funding for the pension plans is actuarially determined. The Company has no minimum funding requirements for its defined benefit pension plans for 2023 due to an additional contribution of $20.0 million in 2019, which created prefunding credits to be used in future periods. There were no minimum required contributions for the years ended December 31, 2022 and 2021 or 2020. For more information on the Company's pension plans, see Item 8 - Note 18.
Capital expenditures
The Company's capital expenditures for 2020 through 2022 and as anticipated for 2023 through 2025 are summarized in the following table.

	Actual (a)			Estimated
	2020	2021	2022	2023	2024	2025
	(In millions)
Capital expenditures:
Electric	$115	$82	$134	$112	$127	$130
Natural gas distribution	193	170	240	224	311	260
Pipeline	62	235	62	145	117	127
Construction materials and contracting (b)	191	418	182	125	183	173
Construction services (b)	84	29	36	38	34	34
Other	3	2	3	3	4	4
Total capital expenditures	$648	$936	$657	$647	$776	$728
(a)Capital expenditures for 2022, 2021 and 2020 include noncash transactions such as capital expenditure-related accounts payable, the issuance of the Company's equity securities in connection with an acquisition, AFUDC and accrual of holdback payments in connection with acquisitions totaling $1.7 million, $38.7 million and $(15.7) million, respectively.
(b)Capital expenditures for both the construction materials and contracting and construction services segments are subject to change with the announced strategic initiatives.

The 2022 capital expenditures were funded by internal sources, equity issuance, long-term debt issuances and borrowings under credit facilities and issuance of commercial paper of the Company's subsidiaries. The Company has included in the estimated capital expenditures for 2023 through 2025 the development and construction of a renewable natural gas facility at the Deschutes County Landfill near Bend, Oregon, at the natural gas distribution segment; construction of Heskett Unit 4 at the electric segment; and the Wahpeton Expansion and additional growth projects at the pipeline segment, as previously discussed in Business Segment Financial and Operating Data.
Estimated capital expenditures for the years 2023 through 2025 include those for:
•System upgrades
•Routine replacements
•Service extensions
•Routine equipment maintenance and replacements
•Buildings, land and building improvements
•Pipeline and natural gas storage projects
•Power generation and transmission opportunities
•Environmental upgrades, including:
◦The investigation of a manufactured gas plant site
◦The closure of coal ash management units
◦Upgrades to maintain air emissions compliance at electric generating stations
•Other growth opportunities

58 MDU Resources Group, Inc. Form 10-K

Index
Part II

The Company continues to evaluate potential future acquisitions and other growth opportunities that would be incremental to the outlined capital program; however, they are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimates in the preceding table. The Company continuously monitors its capital expenditures for project delays and changes in economic viability and adjusts as necessary. It is anticipated that all of the funds required for capital expenditures for the years 2023 through 2025 will be funded by various sources, including internally generated funds; credit facilities and commercial paper of the Company's subsidiaries, as described later; and issuance of debt and equity securities if necessary.
Capital resources
The Company requires significant cash to support and grow its businesses. The primary sources of cash other than cash generated from operating activities are cash from revolving credit facilities, the issuance of long-term debt and the sale of equity securities.
Debt resources
Certain debt instruments of the Company's subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt instruments, the subsidiary companies must be in compliance with the applicable covenants and certain other conditions, all of which the subsidiaries, as applicable, were in compliance with at December 31, 2022. In the event the subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. As of December 31, 2022, the Company had investment grade credit ratings at all entities issuing debt. For more information on the covenants, certain other conditions and cross-default provisions, see Item 8 - Note 9.
The following table summarizes the outstanding revolving credit facilities of the Company's subsidiaries at December 31, 2022:

Company	Facility	Facility Limit		Amount Outstanding	Letters of Credit		Expiration Date
		(In millions)
Montana-Dakota Utilities Co.	Commercial paper/Revolving credit agreement (a)	$175.0		$117.5	$—		12/19/24
Cascade Natural Gas Corporation	Revolving credit agreement	$100.0	(b)	$44.4	$2.2	(c)	11/30/27
Intermountain Gas Company	Revolving credit agreement	$100.0	(d)	$85.6	$—		10/13/27
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement (e)	$600.0		$298.0	$—		12/19/24
(a)The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Montana-Dakota on stated conditions, up to a maximum of $225.0 million). At December 31, 2022, there were no amounts outstanding under the revolving credit agreement.
(b)Certain provisions allow for increased borrowings, up to a maximum of $125.0 million.
(c)Outstanding letter(s) of credit reduce the amount available under the credit agreement.
(d)Certain provisions allow for increased borrowings, up to a maximum of $125.0 million.
(e)The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Centennial on stated conditions, up to a maximum of $700.0 million). At December 31, 2022, there were no amounts outstanding under the revolving credit agreement.

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
Total equity as a percent of total capitalization was 54 percent and 55 percent at December 31, 2022 and 2021, respectively. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within 12 months, plus total equity. Management believes this ratio is an indicator of how the Company is financing its operations, as well as its financial strength.
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
MDU Energy Capital On October 21, 2022, MDU Energy Capital entered into a $11.5 million term loan agreement with a SOFR-based variable interest rate and a maturity date of July 21, 2023. The agreement contains customary covenants and provisions, including a covenant of MDU Energy Capital not to permit, at any time, the ratio of total debt to total capitalization to be greater than 70 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.
Cascade On November 30, 2022, Cascade amended and restated its revolving credit agreement to extend the maturity date to November 30, 2027. Any borrowings under the revolving credit agreement are classified as long-term debt as they are intended to be refinanced on a long-term basis

MDU Resources Group, Inc. Form 10-K 59

Index
Part II

through continued borrowings. The credit agreement contains customary covenants and provisions, including a covenant of Cascade not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. Other covenants include restrictions on the sale of certain assets, limitations on indebtedness and the making of certain investments.
On June 15, 2022, Cascade issued $50.0 million of senior notes under a note purchase agreement with maturity dates ranging from June 15, 2032 to June 15, 2052, at a weighted average interest rate of 4.50 percent. The agreement contains customary covenants and provisions, including a covenant of Cascade not to permit, at any time, the ratio of debt to total capitalization to be greater than 65 percent. Other covenants include restrictions on the sale of certain assets, limitations on indebtedness and the making of certain investments.
On January 20, 2023, Cascade entered into a $150.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of January 19, 2024. The agreement contains customary covenants and provisions, including a covenant of Cascade not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.
Intermountain On October 13, 2022, Intermountain amended and restated its revolving credit agreement to increase the borrowing capacity to $100.0 million and extend the maturity date to October 13, 2027. Any borrowings under the revolving credit agreement are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued borrowings. The credit agreement contains customary covenants and provisions, including a covenant of Intermountain not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. Other covenants include restrictions on the sale of certain assets, limitations on indebtedness and the making of certain investments.
On June 15, 2022, Intermountain issued $40.0 million of senior notes under a note purchase agreement with maturity dates ranging from June 15, 2052 to June 15, 2062, at a weighted average interest rate of 4.68 percent. The agreement contains customary covenants and provisions, including a covenant of Intermountain not to permit, at any time, the ratio of debt to total capitalization to be greater than 65 percent. Other covenants include restrictions on the sale of certain assets, limitations on indebtedness and the making of certain investments.
On January 20, 2023, Intermountain entered into a $125.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of January 19, 2024. The agreement contains customary covenants and provisions, including a covenant of Intermountain not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.
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
On March 23, 2022, Centennial issued $150.0 million of senior notes under a note purchase agreement with maturity dates ranging from March 23, 2032 to March 23, 2034, at a weighted average interest rate of 3.71 percent. The agreement contains customary covenants and provisions, including a covenant of Centennial not to permit, at any time, the ratio of debt to total capitalization to be greater than 60 percent. Other covenants include restrictions on the sale of certain assets, limitations on indebtedness and the making of certain investments.
On December 19, 2022, Centennial entered into a $135.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of December 18, 2023. The agreement contains customary covenants and provisions, including a covenant of Centennial not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.
WBI Energy Transmission On December 22, 2022, WBI Energy Transmission amended its uncommitted note purchase and private shelf agreement to increase capacity to $350.0 million with an expiration date of December 22, 2025. On December 22, 2022, WBI Energy Transmission issued $40.0 million in senior notes under the private shelf agreement with a maturity date of December 22, 2030, at an interest rate of 6.67 percent. WBI Energy Transmission had $235.0 million of notes outstanding at December 31, 2022, which reduced the remaining capacity under this uncommitted private shelf agreement to $115.0 million. This agreement contains customary covenants and provisions, including a covenant of WBI Energy Transmission not to permit, as of the end of any fiscal quarter, the ratio of total debt to total capitalization to be greater than 55 percent. Other covenants include a limitation on priority debt, restrictions on the sale of certain assets and the making of certain investments.

60 MDU Resources Group, Inc. Form 10-K

Index
Part II

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
In August 2020, the Company amended the Distribution Agreement dated February 22, 2019, with J.P. Morgan Securities LLC and MUFG Securities Americas Inc., as sales agents. This agreement, as amended, allows the offering, issuance and sale of up to 6.4 million shares of the Company's common stock in connection with an “at-the-market” offering. The common stock may be offered for sale, from time to time, in accordance with the terms and conditions of the agreement. As of December 31, 2022, the Company had capacity to issue up to 3.6 million additional shares of common stock under the "at-the-market" offering program. The Company did not issue any shares under the "at-the-market" offering program in 2022. Proceeds from the sale of shares of common stock under the agreement have been and are expected to be used for general corporate purposes, which may include, among other things, working capital, capital expenditures, debt repayment and the financing of acquisitions.
Dividend restrictions
For information on the Company's dividends and dividend restrictions, see Item 8 - Note 12.
Material cash requirements
For more information on the Company's contractual obligations on long-term debt, operating leases and purchase commitments, see
Item 8 - Notes 9, 10 and 21. At December 31, 2022, the Company's material cash requirements under these obligations were as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In millions)
Short-term debt	$246.5	$—	$—	$—	$246.5
Long-term debt maturities*	78.1	654.7	371.6	1,743.9	2,848.3
Estimated interest payments**	163.0	229.0	182.2	903.7	1,477.9
Operating leases	38.9	46.5	18.5	40.0	143.9
Purchase commitments	712.9	416.2	185.3	676.5	1,990.9
	$1,239.4	$1,346.4	$757.6	$3,364.1	$6,707.5
*    Unamortized debt issuance costs and discount are excluded from the table.
**    Represents the estimated interest payments associated with the Company's long-term debt outstanding at December 31, 2022, assuming current interest rates and consistent amounts outstanding until their respective maturity dates over the periods indicated in the table above.

Material short-term cash requirements of the Company include repayment of outstanding borrowings and interest payments on those agreements, payments on operating lease agreements, payment of obligations on purchase commitments and asset retirement obligations. At December 31, 2022, the current portion of asset retirement obligations was $4.6 million and was included in other accrued liabilities on the Consolidated Balance Sheets.
Material long-term cash requirements of the Company include repayment of outstanding borrowings and interest payments on those agreements, payments on operating lease agreements, payment of obligations on purchase commitments and asset retirement obligations. At December 31, 2022, the Company had total liabilities of $410.5 million related to asset retirement obligations that are excluded from the table above. Due to the nature of these obligations, the Company cannot determine precisely when the payments will be made to settle these obligations. For more information, see Item 8 - Note 11.
Not reflected in the previous table are $2.0 million in uncertain tax positions at December 31, 2022.
The Company has no minimum funding requirements for its defined benefit pension plans for 2023 due to an additional contribution of $20.0 million in 2019.
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

MDU Resources Group, Inc. Form 10-K 61

Index
Part II

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
The Company has determined that the reporting units for its goodwill impairment test are its operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results. For more information on the Company's operating segments, see Item 8 - Note 17. Goodwill impairment, if any, is measured by comparing the fair value of each reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, the Company must record an impairment loss for the amount that the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. For the years ended December 31, 2022, 2021 and 2020, there were no impairment losses recorded.
At October 31, 2022, the fair value substantially exceeded the carrying value at the Company's reporting units with goodwill, with the exception of the natural gas distribution reporting unit. The Company's annual impairment testing indicated the natural gas distribution reporting unit's fair value is not substantially in excess of its carrying value ("cushion"). Based on the Company's assessment, the estimated fair value of the natural gas distribution reporting unit exceeded its carrying value, which includes $345.7 million of goodwill, by approximately 8 percent as of October 31, 2022. The decrease in the natural gas distribution reporting unit's cushion from the prior year was primarily attributable to the risk adjusted cost of capital increasing from 5.0 percent in 2021 to 6.4 percent 2022, which directly correlates with the treasury rates at the date of the test. The natural gas distribution reporting unit is at risk of future impairment if projected operating results are not met or other inputs into the fair value measurement model change.
Determining the fair value of a reporting unit requires judgment and the use of significant estimates which include assumptions about the Company's future revenue, profitability and cash flows, long-term growth rates, amount and timing of estimated capital expenditures, inflation rates, risk adjusted cost of capital, operational plans, and current and future economic conditions, among others. The fair value of each reporting unit is determined using a weighted combination of income and market approaches. The Company believes that the estimates and assumptions used in its impairment assessments are reasonable and based on available market information.
The Company uses a discounted cash flow methodology for its income approach. Under the income approach, the discounted cash flow model determines fair value based on the present value of projected cash flows over a specified period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate which reflects the best estimate of the risk adjusted cost of capital at each reporting unit. The risk adjusted cost of capital varies by reporting unit and was in the range of 6 percent to 10 percent in 2022, 5 percent to 9 percent for 2021 and 4 percent to 8 percent for 2020.
Under the market approach, the Company estimates fair value using various multiples derived from enterprise value to EBITDA for comparative peer companies for each respective reporting unit. These multiples are applied to operating data for each reporting unit to arrive at an indication of fair value. In addition, the Company adds a reasonable control premium when calculating the fair value utilizing the peer multiples, which is estimated as the premium that would be received in a sale in an orderly transaction between market participants. The Company used a 20 percent control premium in 2022 and a 15 percent control premium in 2021 and 2020.
The Company uses significant judgment in estimating its five-year forecast. The assumptions underlying cash flow projections are in sync as applicable with the Company's strategy and assumptions. Future projections are heavily correlated with the current year results of operations. Future results of operations may vary due to economic and financial impacts. The long-term growth rates are developed by management based on industry data, management's knowledge of the industry and management's strategic plans. The long-term growth rate varies by reporting unit. Construction

62 MDU Resources Group, Inc. Form 10-K

Index
Part II

materials and contracting and construction services long-term growth rate was 3 percent in 2022, 2021 and 2020. Natural gas distribution's long-term growth rate has been in the range of 1.5 percent to 3 percent in 2022, 2021 and 2020.
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
Management continually assesses the likelihood of recovery in future rates of incurred costs and refunds to customers associated with regulatory assets and liabilities. Decisions made by the various regulatory agencies can directly impact the amount and timing of these items. Therefore, expected recovery or refund of these deferred items generally is based on specific ratemaking decisions or precedent for each item. If future recovery of costs is no longer probable, the Company would be required to include those costs in the statement of income or accumulated other comprehensive loss in the period in which it is no longer deemed probable. The Company believes that the accounting subject to rate regulation remains appropriate and its regulatory assets are probable of recovery in current rates or in future rate proceedings. At December 31, 2022 and 2021, the Company's regulatory assets were $494.8 million and $476.5 million, respectively, and regulatory liabilities were $474.9 million and $445.1 million, respectively. At December 31, 2022 and 2021, regulatory assets in recovery were $427.8 million and $367.7 million, respectively, and regulatory assets not in recovery were $67.0 million and $108.8 million, respectively.
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
The Company recognizes construction contract revenue over time using an input method based on the cost-to-cost measure of progress for contracts because it best depicts the transfer of assets to the customer which occurs as the Company incurs costs on the contract. Under the cost-to-cost measure of progress, the costs incurred are compared with total estimated costs of a performance obligation. Revenues are recorded proportionately to the costs incurred. This method depends largely on the ability to make reasonably dependable estimates related to the extent of progress toward completion of the contract, contract revenues and contract costs. Since contract prices are generally set before the work is performed, the estimates pertaining to every project could contain significant unknown risks such as volatile labor, material and fuel costs, weather delays, adverse project site conditions, unforeseen actions by regulatory agencies, performance by subcontractors, job management and relations with project owners. Changes in estimates could have a material effect on the Company's results of operations, financial position and cash flows. For the years ended December 31, 2022 and 2021, the Company's total construction contract revenue was $3.8 billion and $3.0 billion, respectively.
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

MDU Resources Group, Inc. Form 10-K 63

Index
Part II

The Company's construction contracts generally contain variable consideration including liquidated damages, performance bonuses or incentives, claims, unpriced change orders and penalties or index pricing. The variable amounts usually arise upon achievement of certain performance metrics or change in project scope. The Company estimates the amount of revenue to be recognized on variable consideration using one of the two prescribed estimation methods, the expected value method or the most likely amount method, depending on which method best predicts the most likely amount of consideration the Company expects to be entitled to or expects to incur. Assumptions as to the occurrence of future events and the likelihood and amount of variable consideration are made during the contract performance period. Estimates of variable consideration and assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available to management. The Company only includes variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Changes in circumstances could impact management's estimates made in determining the value of variable consideration recorded. When determining if the variable consideration is constrained, the Company considers if factors exist that could increase the likelihood of the magnitude of a potential reversal of revenue. The Company updates its estimate of the transaction price each reporting period and the effect of variable consideration on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis.
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
The Company believes the estimates made for its pension and other postretirement benefits are reasonable based on the information that is known when the estimates are made. These estimates and assumptions are subject to a number of variables and are expected to change in the future. Estimates and assumptions will be affected by changes in the discount rate, the expected long-term return on plan assets, the rate of compensation increase and health care cost trend rates. A 50 basis point change in the assumed discount rate and the expected long-term return on plan assets would have had the following effects at December 31, 2022:

	Pension Benefits		Other Postretirement Benefits
	50 Basis Point Increase	50 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease
Discount rate	(In millions)
Projected benefit obligation as of December 31, 2022	$(13.7)	$14.8	$(2.5)	$2.7
Net periodic benefit cost (credit) for 2023	$—	$(.1)	$(.2)	$.2
Expected long-term return on plan assets
Net periodic benefit cost (credit) for 2023	$(1.6)	$1.6	$(.4)	$.4
A 100 basis point change in the assumed health care cost trend rates would have had the following effects at December 31, 2022:

	100 Basis Point Increase	100 Basis Point Decrease
	(In millions)
Service and interest cost components for 2023	$.1	$(.1)
Postretirement benefit obligation as of December 31, 2022	$1.8	$(1.6)

64 MDU Resources Group, Inc. Form 10-K

Index
Part II

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
Interest rate risk
The Company uses fixed and variable rate long-term debt to partially finance capital expenditures, including acquisitions, and mandatory debt retirements. These debt agreements expose the Company to market risk related to changes in interest rates. The Company manages this risk by attempting to take advantage of favorable market conditions when timing the placement of long-term financing. The Company from time to time has utilized interest rate swap agreements to manage a portion of the Company's interest rate risk and may take advantage of such agreements in the future to minimize such risk. For additional information on the Company's long-term debt, see Item 8 - Notes 8 and 9. At December 31, 2022 and 2021, the Company had no outstanding interest rate hedges.

MDU Resources Group, Inc. Form 10-K 65

Index
Part II

The following table shows the amount of long-term debt, which excludes unamortized debt issuance costs and discount, and related weighted average interest rates, both by expected maturity dates, as of December 31, 2022.

	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
	(Dollars in millions)
Long-term debt:
Fixed rate	$78.1	$61.4	$177.8	$140.8	$100.8	$1,743.9	$2,302.8	$1,930.7
Weighted average interest rate	3.7%	4.2%	4.0%	5.7%	5.5%	4.3%	4.4%
Variable rate	$—	$415.5	$—	$—	$130.0	$—	$545.5	$545.5
Weighted average interest rate	—%	5.1%	—%	—%	6.3%	—%	5.4%
Commodity price risk
The Company enters into commodity price derivative contracts to minimize the price volatility associated with natural gas costs for its customers at its natural gas distribution segment. At December 31, 2022 and 2021, these contracts were not material. For more information on the Company's derivatives, see Item 8 - Note 2.

66 MDU Resources Group, Inc. Form 10-K

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), management concluded that the Company's internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2022, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

/s/ David L. Goodin	/s/ Jason L. Vollmer

David L. Goodin	Jason L. Vollmer
President and Chief Executive Officer	Vice President and Chief Financial Officer

MDU Resources Group, Inc. Form 10-K 67

Index
Part II

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of MDU Resources Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MDU Resources Group, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 and December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Revenue from Contracts with Customers-Construction Contract Revenue-Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The Company recognizes construction contract revenue over time using an input method based on the cost-to-cost measure of progress for contracts because it best depicts the transfer of assets to the customer, which occurs as the Company incurs costs on the contract. Under the cost-to-cost measure of progress, the costs incurred are compared with total estimated costs of a performance obligation. Revenues are recorded proportionately to the costs incurred. This method depends largely on the ability to make reasonably dependable estimates related to the extent of progress toward completion of the contract, contract revenues, contract costs, and contract profits. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating total costs and profit for the performance obligation. For the year ended December 31, 2022, the Company recognized $3.8 billion of construction contract revenue.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates of total costs and profit for the performance obligations used to recognize revenue for construction contracts included the following, among others:
•We tested the design and operating effectiveness of management's controls over construction contract revenue, including those over management’s estimation of total costs and profit for the performance obligations.

68 MDU Resources Group, Inc. Form 10-K

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
•Observed the work sites and inspecting the progress to completion for certain construction contracts.
•Compared the transaction prices, including estimated variable consideration, to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.
•Evaluated management’s identification of distinct performance obligations by evaluating whether the underlying goods and services were highly interdependent and interrelated.
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

MDU Resources Group, Inc. Form 10-K 69

Index
Part II

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
Goodwill – Natural Gas Distribution Reporting Unit – Refer to Notes 2 and 7 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of the reporting unit to its carrying value. The Company determines the fair value of its reporting units using the discounted cash flow model and the market approach. The determination of the fair value requires management to make significant estimates and assumptions related to forecasts of future cash flows, earnings before interest, taxes, depreciation, and amortization (EBITDA), long-term growth rates, and discount rates. Changes in these assumptions could have a significant impact on either the fair value or the amount of any goodwill impairment charge. The goodwill balance was $764 million as of December 31, 2022, of which $346 million was allocated to the Natural Gas Distribution Reporting Unit (“Natural Gas Distribution”). The fair value of Natural Gas Distribution exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.
We identified goodwill for Natural Gas Distribution as a critical audit matter because of the significant judgments made by management to estimate the fair value and the difference between its fair value and carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future cash flows, EBITDA and selection of the discount rate and long-term growth rate.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future cash flows, EBITDA, the discount rate, and the long-term growth rate, used by management to estimate the fair value of Natural Gas Distribution included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of Natural Gas Distribution, such as controls related to management’s forecasts of future cash flows, EBITDA and selection of the discount rate and long-term growth rate.
•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in the Company press releases as well as in analyst and industry reports of the Company and companies in its peer group.
•We evaluated the impact of changes in management’s forecasts from the October 31, 2022, annual measurement date to December 31, 2022.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, discount rate, and long-term growth rate, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rate and long-term growth rate selected by management.
•With the assistance of our fair value specialists, we evaluated the EBITDA multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline companies.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 24, 2023

We have served as the Company's auditor since 2002.

70 MDU Resources Group, Inc. Form 10-K

Index
Part II

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of MDU Resources Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of MDU Resources Group, Inc. and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 24, 2023, expressed an unqualified opinion on those consolidated financial statements.
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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 24, 2023

MDU Resources Group, Inc. Form 10-K 71

Index
Part II

Consolidated Statements of Income

Years ended December 31,	2022	2021	2020
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and regulated pipeline	$1,735,759	$1,390,343	$1,249,146
Non-regulated pipeline, construction materials and contracting, construction services and other	5,238,105	4,290,390	4,283,604
Total operating revenues	6,973,864	5,680,733	5,532,750
Operating expenses:
Operation and maintenance:
Electric, natural gas distribution and regulated pipeline	374,708	366,586	353,184
Non-regulated pipeline, construction materials and contracting, construction services and other	4,604,149	3,712,037	3,675,078
Total operation and maintenance	4,978,857	4,078,623	4,028,262
Purchased natural gas sold	757,883	483,118	390,269
Depreciation, depletion and amortization	327,826	299,214	285,100
Taxes, other than income	243,338	211,454	217,253
Electric fuel and purchased power	92,007	74,105	66,941
Total operating expenses	6,399,911	5,146,514	4,987,825
Operating income	573,953	534,219	544,925
Other income	7,379	26,416	26,711
Interest expense	119,273	93,984	96,519
Income before income taxes	462,059	466,651	475,117
Income taxes	94,783	88,920	84,590
Income from continuing operations	367,276	377,731	390,527
Discontinued operations, net of tax	213	400	(322)
Net income	$367,489	$378,131	$390,205
Earnings per share - basic:
Income from continuing operations	$1.81	$1.87	$1.95
Discontinued operations, net of tax	—	—	—
Earnings per share - basic	$1.81	$1.87	$1.95
Earnings per share - diluted:
Income from continuing operations	$1.81	$1.87	$1.95
Discontinued operations, net of tax	—	—	—
Earnings per share - diluted	$1.81	$1.87	$1.95
Weighted average common shares outstanding - basic	203,358	202,076	200,502
Weighted average common shares outstanding - diluted	203,462	202,383	200,571
The accompanying notes are an integral part of these consolidated financial statements.

72 MDU Resources Group, Inc. Form 10-K

Index
Part II

Consolidated Statements of Comprehensive Income

Years ended December 31,	2022	2021	2020
	(In thousands)
Net income	$367,489	$378,131	$390,205
Other comprehensive income (loss):
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $177, $145 and $145 in 2022, 2021 and 2020, respectively	413	446	446
Postretirement liability adjustment:
Postretirement liability gains (losses) arising during the period, net of tax of $3,965, $1,626 and $(2,606) in 2022, 2021 and 2020, respectively	12,007	4,876	(8,395)
Amortization of postretirement liability losses included in net periodic benefit credit, net of tax of $597, $615 and $630 in 2022, 2021 and 2020, respectively	1,819	1,870	1,922
Reclassification of postretirement liability adjustment from regulatory asset, net of tax of $(1,086), $— and $— in 2022, 2021 and 2020, respectively	(3,265)	—	—
Postretirement liability adjustment	10,561	6,746	(6,473)
Net unrealized (loss) gain on available-for-sale investments:
Net unrealized loss on available-for-sale investments arising during the period, net of tax of $(177), $(67) and $0 in 2022, 2021 and 2020, respectively	(667)	(252)	(1)
Reclassification adjustment for loss on available-for-sale investments included in net income, net of tax of $31, $36 and $14 in 2022, 2021 and 2020, respectively	114	134	52
Net unrealized (loss) gain on available-for-sale investments	(553)	(118)	51
Other comprehensive income (loss)	10,421	7,074	(5,976)
Comprehensive income attributable to common stockholders	$377,910	$385,205	$384,229
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc. Form 10-K 73

Index
Part II

Consolidated Balance Sheets

December 31,	2022	2021
Assets	(In thousands, except shares and per share amounts)
Current assets:
Cash and cash equivalents	$80,517	$54,161
Receivables, net	1,305,642	946,741
Inventories	387,525	335,609
Current regulatory assets	165,092	118,691
Prepayments and other current assets	72,972	95,741
Total current assets	2,011,748	1,550,943
Noncurrent assets:
Property, plant and equipment	9,364,038	8,972,849
Less accumulated depreciation, depletion and amortization	3,272,493	3,216,461
Net property, plant and equipment	6,091,545	5,756,388
Goodwill	763,500	765,386
Other intangible assets, net	17,532	22,578
Regulatory assets	329,659	357,851
Investments	161,913	175,476
Operating lease right-of-use assets	119,375	124,138
Other	165,509	157,675
Total noncurrent assets	7,649,033	7,359,492
Total assets	$9,660,781	$8,910,435
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$246,500	$—
Long-term debt due within one year	78,031	148,053
Accounts payable	657,168	478,933
Taxes payable	70,810	80,372
Dividends payable	45,245	44,229
Accrued compensation	88,662	81,904
Operating lease liabilities due within one year	34,516	35,368
Regulatory liabilities due within one year	26,440	16,303
Other accrued liabilities	232,231	207,078
Total current liabilities	1,479,603	1,092,240
Noncurrent liabilities:
Long-term debt	2,763,394	2,593,847
Deferred income taxes	631,303	591,962
Asset retirement obligations	405,885	458,061
Regulatory liabilities	448,454	428,790
Operating lease liabilities	85,534	89,253
Other	259,479	273,408
Total noncurrent liabilities	4,594,049	4,435,321
Commitments and contingencies
Stockholders' equity:
Common stock Authorized - 500,000,000 shares, $1.00 par value Shares issued - 204,162,814 at December 31, 2022 and 203,889,661 at December 31, 2021	204,163	203,889
Other paid-in capital	1,466,037	1,461,205
Retained earnings	1,951,138	1,762,410
Accumulated other comprehensive loss	(30,583)	(41,004)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)
Total stockholders' equity	3,587,129	3,382,874
Total liabilities and stockholders' equity	$9,660,781	$8,910,435
The accompanying notes are an integral part of these consolidated financial statements.

74 MDU Resources Group, Inc. Form 10-K

Index
Part II

Consolidated Statements of Equity

Years ended December 31, 2022, 2021 and 2020
			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2019	200,922,790	$200,923	$1,355,404	$1,336,647	$(42,102)	(538,921)	$(3,626)	$2,847,246
Net income	—	—	—	390,205	—	—	—	390,205
Other comprehensive loss	—	—	—	—	(5,976)	—	—	(5,976)
Dividends declared on common stock	—	—	—	(168,489)	—	—	—	(168,489)
Employee stock-based compensation	—	—	13,096	—	—	—	—	13,096
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	26,406	26	(388)	—	—	—	—	(362)
Issuance of common stock	112,002	112	3,273	—	—	—	—	3,385
At December 31, 2020	201,061,198	201,061	1,371,385	1,558,363	(48,078)	(538,921)	(3,626)	3,079,105
Net Income	—	—	—	378,131	—	—	—	378,131
Other comprehensive income	—	—	—	—	7,074	—	—	7,074
Dividends declared on common stock	—	—	—	(174,084)	—	—	—	(174,084)
Employee stock-based compensation	—	—	14,709	—	—	—	—	14,709
Repurchase of common stock	—	—	—	—	—	(392,294)	(6,701)	(6,701)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	(10,828)	—	—	392,294	6,701	(4,127)
Issuance of common stock	2,828,463	2,828	85,939	—	—	—	—	88,767
At December 31, 2021	203,889,661	203,889	1,461,205	1,762,410	(41,004)	(538,921)	(3,626)	3,382,874
Net income	—	—	—	367,489	—	—	—	367,489
Other comprehensive income	—	—	—	—	10,421	—	—	10,421
Dividends declared on common stock	—	—	—	(178,761)	—	—	—	(178,761)
Employee stock-based compensation	—	—	10,254	—	—	—	—	10,254
Repurchase of common stock	—	—	—	—	—	(266,821)	(7,399)	(7,399)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	(12,303)	—	—	266,821	7,399	(4,904)
Issuance of common stock	273,153	274	6,881	—	—	—	—	7,155
At December 31, 2022	204,162,814	$204,163	$1,466,037	$1,951,138	$(30,583)	(538,921)	$(3,626)	$3,587,129
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc. Form 10-K 75

Index
Part II

Consolidated Statements of Cash Flows

Years ended December 31,	2022	2021	2020
	(In thousands)
Operating activities:
Net income	$367,489	$378,131	$390,205
Income (loss) from discontinued operations, net of tax	213	400	(322)
Income from continuing operations	367,276	377,731	390,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	327,826	299,214	285,100
Deferred income taxes	23,326	60,250	(1,801)
Provision for credit losses	6,133	1,085	10,576
Amortization of debt issuance costs	1,461	1,333	2,162
Employee stock-based compensation costs	10,254	14,709	13,096
Pension and postretirement benefit plan net periodic benefit credit	(6,018)	(4,900)	(3,001)
Unrealized losses (gains) on investments	12,732	(7,728)	(14,563)
Gains on sales of assets	(20,723)	(13,056)	(15,350)
Changes in current assets and liabilities, net of acquisitions:
Receivables	(363,314)	(60,024)	(2,780)
Inventories	(46,588)	(42,302)	(7,221)
Other current assets	(9,360)	(71,964)	31,601
Accounts payable	186,285	15,247	15,955
Other current liabilities	27,011	(17,650)	35,591
Pension and postretirement benefit plan contributions	(507)	(476)	(434)
Other noncurrent changes	(5,944)	(55,367)	30,291
Net cash provided by continuing operations	509,850	496,102	769,749
Net cash provided by (used in) discontinued operations	214	(325)	(1,375)
Net cash provided by operating activities	510,064	495,777	768,374
Investing activities:
Capital expenditures	(656,588)	(659,425)	(558,007)
Acquisitions, net of cash acquired	1,745	(237,718)	(105,979)
Net proceeds from sale or disposition of property and other	22,439	15,238	35,557
Investments	(6,477)	(3,973)	(1,814)
Net cash used in investing activities	(638,881)	(885,878)	(630,243)
Financing activities:
Issuance of short-term borrowings	246,500	50,000	75,000
Repayment of short-term borrowings	—	(100,000)	(25,000)
Issuance of long-term debt	361,650	554,027	117,450
Repayment of long-term debt	(261,674)	(24,979)	(148,634)
Debt issuance costs	(1,936)	(918)	(477)
Proceeds from issuance of common stock	(149)	88,767	3,385
Dividends paid	(176,915)	(171,354)	(166,405)
Repurchase of common stock	(7,399)	(6,701)	—
Tax withholding on stock-based compensation	(4,904)	(4,127)	(362)
Net cash provided by (used in) financing activities	155,173	384,715	(145,043)
Increase (decrease) in cash and cash equivalents	26,356	(5,386)	(6,912)
Cash and cash equivalents - beginning of year	54,161	59,547	66,459
Cash and cash equivalents - end of year	$80,517	$54,161	$59,547
The accompanying notes are an integral part of these consolidated financial statements.

76 MDU Resources Group, Inc. Form 10-K

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
On August 4, 2022, the Company announced its board of directors unanimously approved a plan to pursue the separation of Knife River from the Company. The separation is planned as a tax-free spinoff transaction to the Company’s stockholders for U.S. federal income tax purposes. As the next step of the Company’s strategic planning, on November 3, 2022, the Company announced its intention to create two pure-play publicly traded companies, one focused on regulated energy delivery and the other on construction materials, and to achieve this future structure, the board authorized management to commence a strategic review process of MDU Construction Services.
Discontinued operations include the supporting activities of Fidelity and the assets and liabilities of the Company's discontinued operations have been classified as held for sale and are included in prepayments and other current assets, noncurrent assets - other and other accrued liabilities on the Consolidated Balance Sheets and are not material to the financial statements for any period presented. The results and supporting activities are shown in income (loss) from discontinued operations on the Consolidated Statements of Income. Unless otherwise indicated, the amounts presented in the accompanying notes to the consolidated financial statements relate to the Company's continuing operations.
Management has also evaluated the impact of events occurring after December 31, 2022, up to the date of issuance of these consolidated financial statements on February 24, 2023, that would require recognition or disclosure in the financial statements.
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

MDU Resources Group, Inc. Form 10-K 77

Index
Part II

Note 2 - Significant Accounting Policies
New accounting standards
The following table provides a brief description of the accounting pronouncements applicable to the Company and the potential impact on its financial statements and or disclosures:

Standard	Description	Effective date	Impact on financial statements/disclosures
Recently adopted accounting standards
ASU 2021-10 - Government Assistance	In November 2021, the FASB issued guidance on modifying the disclosure requirements to increase the transparency of government assistance including disclosure of the types of assistance, an entity's accounting for the assistance and the effect of the assistance on an entity's financial statements.	January 1, 2022	The Company determined the guidance did not have a material impact on its disclosures for the year ended December 31, 2022.
ASU 2020-04 - Reference Rate Reform	In March 2020, the FASB issued optional guidance to ease the facilitation of the effects of reference rate reform on financial reporting. The guidance applies to certain contract modifications, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Beginning January 1, 2022, LIBOR or other discontinued reference rates cannot be applied to new contracts. New contracts will incorporate a new reference rate, which includes SOFR. LIBOR or other discontinued reference rates cannot be applied to contract modifications or hedging relationships entered into or evaluated after December 31, 2022. Existing contracts referencing LIBOR or other reference rates expected to be discontinued must identify a replacement rate by June 30, 2023.	Effective as of March 12, 2020 through December 31, 2022	For more information, see ASU 2022-06 - Reference Rate Reform: Deferral of Sunset Date in recently issued accounting standards not yet adopted.
Recently issued accounting standards not yet adopted
ASU 2022-06 - Reference Rate Reform: Deferral of Sunset Date	In December 2022, the FASB included a sunset provision within ASC 848 based on expectations of when LIBOR would cease being published. At the time ASU 2020-04 was issued, the UK Financial Conduct Authority had established its intent to cease overnight tenors of LIBOR after December 31, 2021. In March 2021, the UK Financial Conduct Authority announced that the intended cessation date of the overnight tenors of LIBOR would be June 30, 2023 which is beyond the current sunset date of ASC 848. The amendments in this Update defer the sunset date of ASC 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in ASC 848.	December 31, 2024	The Company has updated its credit agreements to include language regarding the successor or alternate rate to LIBOR, and a review of other contracts and agreements is on-going. The Company does not expect the guidance to have a material impact on its results of operations, financial position, cash flows or disclosures.
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

78 MDU Resources Group, Inc. Form 10-K

Index
Part II

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
The construction materials and contracting segment generates revenue from contracting services and construction materials sales. This segment focuses on the vertical integration of its contracting services with its construction materials to support the aggregate-based product lines. This segment provides contracting services to a customer when a contract has been signed by both the customer and a representative of the segment obligating a service to be provided in exchange for the consideration identified in the contract. The nature of the services this segment provides generally include integrating a set of services and related construction materials into a single project to create a distinct bundle of goods and services, which the Company has determined are single performance obligations. The transaction price includes the fixed consideration required pursuant to the original contract price together with any additional consideration, to which the Company expects to be entitled to, associated with executed change orders plus the estimate of variable consideration to which the Company expects to be entitled, subject to the following constraint. The nature of this segment's contracts gives rise to several types of variable consideration. Examples of variable consideration include: liquidated damages; performance bonuses or incentives and penalties; claims; unpriced change orders; and index pricing. The variable amounts usually arise upon achievement of certain performance metrics or change in project scope. The Company estimates the amount of revenue to be recognized on variable consideration using one of the two prescribed estimation methods, the expected value method or the most likely amount method, depending on which method best predicts the most likely amount of consideration the Company expects to be entitled to or expects to incur. Assumptions as to the occurrence of future events and the likelihood and amount of variable consideration are made during the contract performance period. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on the assessment of anticipated performance and all information (historical, current and forecasted) that is reasonably available to management. The Company only includes variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Changes in circumstances could impact management's estimates made in determining the value of variable consideration recorded. When determining if the variable consideration is constrained, the Company considers if factors exist that could increase the likelihood or the magnitude of a potential reversal of revenue. The Company updates its estimate of the transaction price each reporting period and the effect of variable consideration on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis. Contract revenue is recognized over time using an input method based on the cost-to-cost measure of progress on a project. This is the preferred method of measuring revenue because the costs incurred have been determined to represent the best indication of the overall progress toward the transfer of such goods or services promised to a customer. Under the cost-to-cost measure of progress, the costs incurred are compared with total estimated costs of a performance obligation. Revenues are recorded proportionately to the costs incurred. The percentage of completion is determined on a performance obligation basis. This segment also sells construction materials to third parties and internal customers. The contract for material sales is the use of a sales order or an invoice, which includes the pricing and payment terms. All material contracts contain a single performance obligation for the delivery of a single distinct product or a distinct separately identifiable bundle of products and services. Revenue is recognized at a point in time when the performance obligation has been satisfied with the delivery of the products or services. The warranties associated with the sales are those consistent with a standard warranty that the product meets certain specifications for quality or those required by law. For most contracts, amounts billed to customers are due within 30 days of receipt. There are no material obligations for returns, refunds or other similar obligations.
The construction services segment generates revenue from specialty contracting services which also includes the sale of construction equipment and other supplies. This segment provides specialty contracting services to a customer when a contract has been signed by both the customer and a representative of the segment obligating a service to be provided in exchange for the consideration identified in the contract. The nature of the services this segment provides generally includes multiple promised goods and services in a single project to create a distinct bundle of goods and services, which the Company has determined are single performance obligations. The transaction price includes the fixed consideration required pursuant to the original contract price together with any additional consideration, to which the Company expects to be entitled to, associated with executed change orders plus the estimate of variable consideration to which the Company expects to be entitled, subject to the following constraint. The nature of the segment's contracts gives rise to several types of variable consideration. Examples of variable consideration include: liquidated damages; performance bonuses or incentives and penalties; claims; unpriced change orders; and index pricing. The variable amounts usually arise upon achievement of certain performance metrics or change in project scope. The Company estimates the amount of revenue to be recognized on variable consideration using one of the two prescribed estimation methods, the expected value method or the most likely amount method, depending on which method best predicts the most likely amount of consideration the Company expects to be entitled to or expects to incur. Assumptions as to

MDU Resources Group, Inc. Form 10-K 79

Index
Part II

the occurrence of future events and the likelihood and amount of variable consideration are made during the contract performance period. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on the assessment of anticipated performance and all information (historical, current, and forecasted) that is reasonably available to management. The Company only includes variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Changes in circumstances could impact management's estimates made in determining the value of variable consideration recorded. When determining if the variable consideration is constrained, the Company considers if factors exist that could increase the likelihood or the magnitude of a potential reversal of revenue. The Company updates its estimate of the transaction price each reporting period and the effect of variable consideration on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis. Contract revenue is recognized over time using the input method based on the measurement of progress on a project. This is the preferred method of measuring revenue because the costs incurred have been determined to represent the best indication of the overall progress toward the transfer of such goods or services promised to a customer. Under the cost-to-cost measure of progress, the costs incurred are compared with total estimated costs of a performance obligation. Revenues are recorded proportionately to the costs incurred. This segment also sells construction equipment and other supplies to third parties and internal customers. The contract for these sales is the use of a sales order or invoice, which includes the pricing and payment terms. All such contracts include a single performance obligation for the delivery of a single distinct product or a distinct separately identifiable bundle of products and services. Revenue is recognized at a point in time when the performance obligation has been satisfied with the delivery of the products or services. The warranties associated with the sales are those consistent with a standard warranty that the product meets certain specifications for quality or those required by law. For most contracts, amounts billed to customers are due within 30 days of receipt. There are no material obligations for returns, refunds or other similar obligations.
The Company recognizes all other revenues when services are rendered or goods are delivered.
Legal costs
The Company expenses external legal fees as they are incurred.
Business combinations
For all business combinations, the Company preliminarily allocates the purchase price of the acquisitions to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition dates and are considered provisional until final fair values are determined or the measurement period has passed. The Company expects to record adjustments as it accumulates the information needed to estimate the fair value of assets acquired and liabilities assumed, including working capital balances, estimated fair value of identifiable intangible assets, property, plant and equipment, total consideration and goodwill. The excess of the purchase price over the aggregate fair values is recorded as goodwill. The Company calculated the fair value of the assets acquired in 2022 and 2021 using a market or cost approach (or a combination of both). Fair values for some of the assets were determined based on Level 3 inputs including estimated future cash flows, discount rates, growth rates, sales projections, retention rates and terminal values, all of which require significant management judgment and are susceptible to change. The discount rate used in calculating the fair value of common stock issued in a business combination is determined by using a Black-Scholes-Merton model. The model uses Level 2 inputs including risk-free interest rate, volatility range and dividend yield. The final fair value of the net assets acquired may result in adjustments to the assets and liabilities, including goodwill, and will be made as soon as practical, but no later than 12 months from the respective acquisition dates. Any subsequent measurement period adjustments are not expected to have a material impact on the Company's results of operations.
Receivables and allowance for expected credit losses
Receivables consist primarily of trade and contracting services receivables from the sale of goods and services net of expected credit losses. The Company's trade receivables are all due in 12 months or less. The total balance of receivables past due 90 days or more was $45.6 million and $44.8 million at December 31, 2022 and 2021, respectively.
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

80 MDU Resources Group, Inc. Form 10-K

Index
Part II

Details of the Company's expected credit losses were as follows:

	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Total
	(In thousands)
At December 31, 2020	$899	$2,571	$2	$6,164	$5,722	$15,358
Current expected credit loss provision*	1,099	2,188	—	68	(2,250)	1,105
Less write-offs charged against the allowance	2,139	4,072	—	826	1,032	8,069
Credit loss recoveries collected	410	819	—	—	93	1,322
At December 31, 2021	269	1,506	2	5,406	2,533	9,716
Current expected credit loss provision	1,325	4,084	—	538	186	6,133
Less write-offs charged against the allowance	1,625	4,913	—	467	625	7,630
Credit loss recoveries collected	406	938	—	—	68	1,412
At December 31, 2022	$375	$1,615	$2	$5,477	$2,162	$9,631
*Includes impacts from businesses acquired.

Receivables also consist of accrued unbilled revenue representing revenues recognized in excess of amounts billed. Accrued unbilled revenue at MDU Energy Capital was $181.8 million and $144.9 million at December 31, 2022 and 2021, respectively.
Amounts representing balances billed but not paid by customers under retainage provisions in contracts at December 31 were as follows:

	2022	2021
	(In thousands)
Short-term retainage*	$120,333	$70,600
Long-term retainage**	19,511	10,742
Total retainage	$139,844	$81,342
*    Expected to be paid within 12 months or less and included in receivables, net.
**    Included in noncurrent assets - other.

Inventories and natural gas in storage
Natural gas in storage for the Company's regulated operations is generally valued at lower of cost or market using the last-in, first-out method or lower of cost or net realizable value using the average cost or first-in, first-out method. The majority of all other inventories are valued at the lower of cost or net realizable value using the average cost method. Inventories include production costs incurred as part of the Company's aggregate mining activities. These inventoriable production costs include all mining and processing costs associated with the production of aggregates. Stripping costs incurred during the production phase, which represent costs of removing overburden and waste materials to access mineral deposits, are a component of inventoriable production costs. The portion of the cost of natural gas in storage expected to be used within 12 months was included in inventories. Inventories at December 31 consisted of:

	2022	2021
	(In thousands)
Aggregates held for resale	$199,110	$184,363
Asphalt oil	68,609	57,002
Materials and supplies	40,056	30,629
Merchandise for resale	40,296	28,501
Natural gas in storage (current)	22,533	18,867
Other	16,921	16,247
Total	$387,525	$335,609
The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in noncurrent assets - other and was $47.5 million at both December 31, 2022 and 2021.

MDU Resources Group, Inc. Form 10-K 81

Index
Part II

Property, plant and equipment
Additions to property, plant and equipment are recorded at cost. Aggregate mining development costs are capitalized and classified as land improvements and depreciated over the lower of the estimated life of the reserves or the life of the associated improvement. The Company begins capitalizing development costs at a point when reserves are determined to be proven or probable and economically mineable. Capitalization of these costs cease when production commences. The cost of acquiring reserves in connection with a business combination are valued at fair value. When regulated assets are retired, or otherwise disposed of in the ordinary course of business, the original cost of the asset is charged to accumulated depreciation. With respect to the retirement or disposal of all other assets, the resulting gains or losses are recognized as a component of income.
The Company is permitted to capitalize AFUDC on regulated construction projects and to include such amounts in rate base when the related facilities are placed in service. In addition, the Company capitalizes interest, when applicable, on certain contracting services projects associated with its other operations. The amount of AFUDC for the years ended December 31 was as follows:

	2022	2021	2020
	(In thousands)
AFUDC - borrowed	$2,236	$2,833	$2,640
AFUDC - equity	$2,165	$6,961	$1,270
Generally, property, plant and equipment are depreciated on a straight-line basis over the average useful lives of the assets, except for depletable aggregate reserves, which are depleted based on the units-of-production method. The Company uses proven and probable aggregate reserves as the denominator in its units-of production calculation. Exploration costs are expensed as incurred in operation and maintenance expense and production costs are either expensed or capitalized to inventory.
The Company collects removal costs for certain plant assets in regulated utility rates. These amounts are recorded as regulatory liabilities on the Consolidated Balance Sheets.
Impairment of long-lived assets, excluding goodwill
The Company reviews the carrying values of its long-lived assets, including mining and related assets, whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company tests long-lived assets for impairment at a level significantly lower than that of goodwill impairment testing. Long-lived assets or groups of assets that are evaluated for impairment at the lowest level of largely independent identifiable cash flows at an individual operation or group of operations collectively serving a local market. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a loss if the carrying value is greater than the fair value. The impairments are recorded in operation and maintenance expense on the Consolidated Statements of Income.
No impairment losses were recorded in 2022, 2021 or 2020. Unforeseen events and changes in circumstances could require the recognition of impairment losses at some future date.
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
Natural gas costs recoverable or refundable through rate adjustments
Under the terms of certain orders of the applicable state public service commissions, the Company is deferring natural gas commodity, transportation and storage costs that are greater or less than amounts presently being recovered through its existing rate schedules. Such orders generally provide that these amounts are recoverable or refundable through rate adjustments. Natural gas costs refundable through rate adjustments were $1.0 million and $6.7 million at December 31, 2022 and 2021, respectively, which were included in regulatory liabilities due within one year on the Consolidated Balance Sheets. Natural gas costs recoverable through rate adjustments were $141.3 million and $91.6 million at December 31, 2022 and 2021, respectively, which were included in current regulatory assets and noncurrent assets - regulatory assets on the Consolidated Balance Sheets.

82 MDU Resources Group, Inc. Form 10-K

Index
Part II

Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually, which the Company completes in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.
The Company has determined that the reporting units for its goodwill impairment test are its operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results. For more information on the Company's operating segments, see Note 17. Goodwill impairment, if any, is measured by comparing the fair value of each reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, the Company must record an impairment loss for the amount that the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. For the years ended December 31, 2022, 2021 and 2020, there were no impairment losses recorded.
Investments
The Company's investments include the cash surrender value of life insurance policies, insurance contracts, mortgage-backed securities and U.S. Treasury securities. The Company measures its investment in the insurance contracts at fair value with any unrealized gains and losses recorded on the Consolidated Statements of Income. The Company has not elected the fair value option for its mortgage-backed securities and U.S. Treasury securities and, as a result, the unrealized gains and losses on these investments are recorded in accumulated other comprehensive loss. For more information, see Notes 8 and 18.
Government Assistance
The Company accounts for government assistance received for capital projects by reducing the cost of the project by the amount of assistance received. The Company records government assistance received as taxable income and writes-up the tax basis of the asset to include the amount of the assistance received.
Government assistance received for the years ended December 31, 2022, 2021 and 2020, was immaterial.
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
Joint ventures
The Company accounts for unconsolidated joint ventures using either the equity method or proportionate consolidation. The Company currently holds interests between 25 percent and 50 percent in joint ventures formed primarily for the purpose of pooling resources on construction contracts. Proportionate consolidation is used for joint ventures that include unincorporated legal entities and activities of the joint venture which are construction-related. For those joint ventures accounted for under proportionate consolidation, only the Company’s pro rata share of assets, liabilities, revenues and expenses are included in the Company’s balance sheet and results of operations.
For those joint ventures accounted for using proportionate consolidation, the Company recorded in its Consolidated Statements of Income $14.8 million, $14.7 million, and $69.7 million of revenue for the years ended December 31, 2022, 2021 and 2020, respectively, and $3.0 million, $4.7 million and $20.6 million of operating income for the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022 and 2021, the Company had interest in assets from these joint ventures of $2.4 million and $14.3 million, respectively.
For those joint ventures accounted for under the equity method, the Company's investment balances for the joint venture is included in Investments in the Consolidated Balance Sheets and the Company’s pro rata share of net income is included in Other income in the Consolidated Statements of Income. The Company’s investments in equity method joint ventures were a net asset of $1.3 million for both December 31, 2022 and 2021, respectively. In 2022, 2021 and 2020, the Company recognized income (loss) from equity method joint ventures of $5.4 million, $892,000 and $(32,000), respectively.

MDU Resources Group, Inc. Form 10-K 83

Index
Part II

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
During 2022, the Company did not enter into any commodity price derivative contracts. During 2021, the Company entered into commodity price derivative contracts securing the purchase of 450,000 MMBtu of natural gas.
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

	2022	2021	2020
	(In thousands)
Weighted average common shares outstanding - basic	203,358	202,076	200,502
Effect of dilutive performance share awards	104	307	69
Weighted average common shares outstanding - diluted	203,462	202,383	200,571
Shares excluded from the calculation of diluted earnings per share	14	—	164

84 MDU Resources Group, Inc. Form 10-K

Index
Part II

Income taxes
The Company provides deferred federal and state income taxes on all temporary differences between the book and tax basis of the Company's assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Excess deferred income tax balances associated with the Company's rate-regulated activities have been recorded as regulatory liabilities. These regulatory liabilities are expected to be reflected as a reduction in future rates charged to customers in accordance with applicable regulatory procedures.
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

Year ended December 31, 2022	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$138,634	$718,191	$—	$—	$—	$—	$856,825
Commercial utility sales	146,182	453,802	—	—	—	—	599,984
Industrial utility sales	43,766	41,710	—	—	—	—	85,476
Other utility sales	7,597	—	—	—	—	—	7,597
Natural gas transportation	—	48,886	129,290	—	—	—	178,176
Natural gas storage	—	—	14,583	—	—	—	14,583
Contracting services	—	—	—	1,187,721	—	—	1,187,721
Construction materials	—	—	—	1,940,890	—	—	1,940,890
Internal sales	—	—	—	(593,882)	—	—	(593,882)
Electrical & mechanical specialty contracting	—	—	—	—	1,988,729	—	1,988,729
Transmission & distribution specialty contracting	—	—	—	—	662,705	—	662,705
Other	45,608	13,617	11,450	—	436	17,605	88,716
Intersegment eliminations	(494)	(555)	(59,012)	(1,016)	(5,494)	(17,605)	(84,176)
Revenues from contracts with customers	381,293	1,275,651	96,311	2,533,713	2,646,376	—	6,933,344
Other revenues	(4,714)	(2,402)	256	—	47,380	—	40,520
Total external operating revenues	$376,579	$1,273,249	$96,567	$2,533,713	$2,693,756	$—	$6,973,864

MDU Resources Group, Inc. Form 10-K 85

Index
Part II

Year ended December 31, 2021	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$126,841	$544,721	$—	$—	$—	$—	$671,562
Commercial utility sales	137,556	328,285	—	—	—	—	465,841
Industrial utility sales	41,757	30,964	—	—	—	—	72,721
Other utility sales	7,051	—	—	—	—	—	7,051
Natural gas transportation	—	48,408	114,001	—	—	—	162,409
Natural gas storage	—	—	14,680	—	—	—	14,680
Contracting services	—	—	—	1,017,471	—	—	1,017,471
Construction materials	—	—	—	1,712,503	—	—	1,712,503
Internal sales	—	—	—	(501,044)	—	—	(501,044)
Electrical & mechanical specialty contracting	—	—	—	—	1,324,419	—	1,324,419
Transmission & distribution specialty contracting	—	—	—	—	677,074	—	677,074
Other	42,902	10,567	13,667	—	557	13,714	81,407
Intersegment eliminations	(543)	(576)	(59,678)	(624)	(2,555)	(13,630)	(77,606)
Revenues from contracts with customers	355,564	962,369	82,670	2,228,306	1,999,495	84	5,628,488
Other revenues	(6,525)	8,995	188	—	49,587	—	52,245
Total external operating revenues	$349,039	$971,364	$82,858	$2,228,306	$2,049,082	$84	$5,680,733

Year ended December 31, 2020	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$122,663	$476,388	$—	$—	$—	$—	$599,051
Commercial utility sales	131,477	277,873	—	—	—	—	409,350
Industrial utility sales	36,744	26,243	—	—	—	—	62,987
Other utility sales	6,634	—	—	—	—	—	6,634
Natural gas transportation	—	45,546	111,686	—	—	—	157,232
Natural gas gathering	—	—	4,865	—	—	—	4,865
Natural gas storage	—	—	14,918	—	—	—	14,918
Contracting services	—	—	—	1,069,665	—	—	1,069,665
Construction materials	—	—	—	1,659,152	—	—	1,659,152
Internal sales	—	—	—	(550,815)	—	—	(550,815)
Electrical & mechanical specialty contracting	—	—	—	—	1,397,124	—	1,397,124
Transmission & distribution specialty contracting	—	—	—	—	649,486	—	649,486
Other	32,452	10,753	12,216	—	1,541	11,903	68,865
Intersegment eliminations	(491)	(534)	(58,531)	(417)	(5,038)	(11,958)	(76,969)
Revenues from contracts with customers	329,479	836,269	85,154	2,177,585	2,043,113	(55)	5,471,545
Other revenues	2,059	11,382	192	—	47,572	—	61,205
Total external operating revenues	$331,538	$847,651	$85,346	$2,177,585	$2,090,685	$(55)	$5,532,750
Presented in the previous tables are sales of materials to both third parties and internal customers within the construction materials and contracting segment to highlight the focus on vertical integration as this segment sells materials to both third parties and internal customers. Due to consolidation requirements, the internal sales revenues must be eliminated against the construction materials product used in the contracting services to arrive at the external operating revenue total for the segment.
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

86 MDU Resources Group, Inc. Form 10-K

Index
Part II

The changes in contract assets and liabilities were as follows:

	December 31, 2022	December 31, 2021	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$185,289	$125,742	$59,547	Receivables, net
Contract liabilities - current	(208,204)	(179,140)	(29,064)	Accounts payable
Contract liabilities - noncurrent	(6)	(118)	112	Noncurrent liabilities - other
Net contract liabilities	$(22,921)	$(53,516)	$30,595

	December 31, 2021	December 31, 2020	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$125,742	$104,345	$21,397	Receivables, net
Contract liabilities - current	(179,140)	(158,603)	(20,537)	Accounts payable
Contract liabilities - noncurrent	(118)	(52)	(66)	Noncurrent liabilities - other
Net contract liabilities	$(53,516)	$(54,310)	$794
The Company recognized $173.8 million and $155.0 million in revenue for the years ended December 31, 2022 and 2021, respectively, which was previously included in contract liabilities at December 31, 2021 and 2020, respectively.
The Company recognized a net increase in revenues of $57.9 million and $66.3 million for the years ended December 31, 2022 and 2021, respectively, from performance obligations satisfied in prior periods.
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
At December 31, 2022, the Company's remaining performance obligations were $3.5 billion. The Company expects to recognize the following revenue amounts in future periods related to these remaining performance obligations: $2.7 billion within the next 12 months or less; $411.8 million within the next 13 to 24 months; and $429.1 million in 25 months or more.
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
In 2022 and 2021, the construction materials and contracting segment's acquisitions included:
•Allied Concrete and Supply Co., a producer of ready-mixed concrete in California, acquired in December 2022. At December 31, 2022, the purchase price allocation was preliminary and will be finalized within 12 months of the acquisition date.
•Baker Rock Resources and Oregon Mainline Paving, two construction materials companies located around the Portland, Oregon metro area, acquired in November 2021. As of September 30, 2022, the purchase price allocation was settled with no material adjustments to the provisional accounting.

MDU Resources Group, Inc. Form 10-K 87

Index
Part II

•Mt. Hood Rock, a construction aggregates business in Oregon, acquired in April 2021. As of March 31, 2022, the purchase price allocation was settled with no material adjustments to the provisional accounting.
The total purchase price for acquisitions that occurred in 2022 was $8.9 million, subject to certain adjustments, with cash acquired totaling $2.8 million. The purchase price includes consideration paid of $1.5 million, a $70,000 holdback liability, and 273,153 shares of common stock with a market value of $8.4 million as of the respective acquisition date. Due to the holding period restriction on the common stock, the share consideration has been discounted to a fair value of approximately $7.3 million. The amounts allocated to the aggregated assets acquired and liabilities assumed during 2022 were as follows: $1.7 million to current assets; $5.9 million to property, plant and equipment; $200,000 to goodwill; $100,000 to current liabilities; $500,000 to noncurrent liabilities - other and $1.2 million to deferred tax liabilities.
The total purchase price for acquisitions that occurred in 2021 was $236.1 million, subject to certain adjustments, with cash acquired totaling $900,000. The purchase price includes consideration paid of $235.2 million. The amounts allocated to the aggregated assets acquired and liabilities assumed during 2021 were as follows: $17.0 million to current assets; $179.8 million to property, plant and equipment; $50.6 million to goodwill; $2.2 million to other intangible assets; $8.7 million to current liabilities; $2.5 million to noncurrent liabilities - other; and $3.2 million to deferred tax liabilities. The intangible assets include non-compete agreements, customer relationships, and trade names. The intangible assets fair value is based on various income approach methods, including, multi-period excess earnings, relief-from-royalty and the with and without method. The amortizable intangible assets are being amortized using a straight-line method over a weighted average period of 5.5 years. During the first quarter of 2022, measurement period adjustments were made to the previously reported provisional amounts, which decreased goodwill and increased property, plant and equipment by $2.1 million. The Company issued debt to finance these acquisitions.
Costs incurred for acquisitions are included in operation and maintenance expense on the Consolidated Statements of Income and were immaterial for the years ended December 31, 2022, 2021 and 2020.

88 MDU Resources Group, Inc. Form 10-K

Index
Part II

Note 5 - Property, Plant and Equipment
Property, plant and equipment at December 31 was as follows:

	2022	2021	Weighted Average Depreciable Life in Years
	(Dollars in thousands, where applicable)
Regulated:
Electric:
Generation	$938,614	$1,056,632	48
Distribution	489,351	474,037	47
Transmission	616,611	562,080	65
Construction in progress	87,003	62,781	—
Other	145,034	140,117	14
Natural gas distribution:
Distribution	2,569,921	2,427,779	52
Transmission	104,769	107,721	61
Storage	42,318	34,997	37
General	204,993	197,653	13
Construction in progress	55,759	21,741	—
Other	230,299	225,272	15
Pipeline:
Transmission	951,187	673,344	46
Storage	55,383	57,670	53
Construction in progress	34,655	263,640	—
Other	59,917	50,477	19
Non-regulated:
Pipeline:
Construction in progress	49	18	—
Other	6,950	6,719	10
Construction materials and contracting:
Land	150,809	149,066	—
Buildings and improvements	165,833	149,262	21
Machinery, vehicles and equipment	1,492,506	1,414,260	12
Construction in progress	88,163	50,425	—
Aggregate reserves	592,097	584,683	*
Construction services:
Land	8,234	6,513	—
Buildings and improvements	50,776	39,039	24
Machinery, vehicles and equipment	179,459	166,739	7
Other	6,643	13,467	4
Other:
Land	2,648	2,648	—
Other	34,057	34,069	7
Less accumulated depreciation, depletion and amortization	3,272,493	3,216,461
Net property, plant and equipment	$6,091,545	$5,756,388
*Depleted on the units-of-production method based on proven and probable aggregate reserves.

MDU Resources Group, Inc. Form 10-K 89

Index
Part II

Note 6 - Regulatory Assets and Liabilities
The following table summarizes the individual components of unamortized regulatory assets and liabilities as of December 31:

	Estimated Recovery or Refund Period	*	2022	2021
			(In thousands)
Regulatory assets:
Current:
Natural gas costs recoverable through rate adjustments	Up to 1 year		$141,306	$86,371
Conservation programs	Up to 1 year		8,544	8,225
Cost recovery mechanisms	Up to 1 year		4,019	4,536
Decoupling	Up to 1 year		1,801	9,131
Other	Up to 1 year		9,422	10,428
			165,092	118,691
Noncurrent:
Pension and postretirement benefits	**		143,349	142,681
Cost recovery mechanisms	Up to 10 years		67,171	44,870
Plant costs/asset retirement obligations	Over plant lives		44,462	63,116
Manufactured gas plant sites remediation	-		26,624	26,053
Plant to be retired	-		21,525	50,070
Taxes recoverable from customers	Over plant lives		12,330	12,339
Long-term debt refinancing costs	Up to 38 years		3,188	3,794
Natural gas costs recoverable through rate adjustments	Up to 2 years		—	5,186
Other	Up to 16 years		11,010	9,742
			329,659	357,851
Total regulatory assets			$494,751	$476,542
Regulatory liabilities:
Current:
Electric fuel and purchased power deferral	Up to 1 year		$4,929	$—
Conservation programs	Up to 1 year		4,126	12
Taxes refundable to customers	Up to 1 year		3,937	3,841
Refundable fuel & electric costs	Up to 1 year		3,253	713
Natural gas costs refundable through rate adjustments	Up to 1 year		955	6,700
Other	Up to 1 year		9,240	5,037
			26,440	16,303
Noncurrent:
Plant removal and decommissioning costs	Over plant lives		208,650	168,152
Taxes refundable to customers	Over plant lives		203,222	215,421
Cost recovery mechanisms	Up to 19 years		14,025	2,919
Accumulated deferred investment tax credit	Up to 19 years		13,594	12,696
Pension and postretirement benefits	**		7,376	20,434
Other	Up to 15 years		1,587	9,168
			448,454	428,790
Total regulatory liabilities			$474,894	$445,093
Net regulatory position			$19,857	$31,449
*Estimated recovery or refund period for amounts currently being recovered or refunded in rates to customers.
**    Recovered as expense is incurred or cash contributions are made.

As of December 31, 2022 and 2021, approximately $242.5 million and $296.6 million, respectively, of regulatory assets were not earning a rate of return but are expected to be recovered from customers in future rates. These assets are largely comprised of the unfunded portion of pension and postretirement benefits, asset retirement obligations, accelerated depreciation on plant retirement and the estimated future cost of manufactured gas plant site remediation.
In the last half of 2021 and in 2022, the Company has experienced higher natural gas costs due to increase in demand outpacing the supply along with the impact of global events. This increase in natural gas costs experienced in certain jurisdictions has been partially offset by the recovery of prior period natural gas costs being recovered over a period longer than the normal one-year period.

90 MDU Resources Group, Inc. Form 10-K

Index
Part II

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
Note 7 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill were as follows:

	Balance at January 1, 2022	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at December 31, 2022
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	276,426	238	(2,124)	274,540
Construction services	143,224	—	—	143,224
Total	$765,386	$238	$(2,124)	$763,500

	Balance at January 1, 2021	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at December 31, 2021
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	226,003	50,640	(217)	276,426
Construction services	143,224	—	—	143,224
Total	$714,963	$50,640	$(217)	$765,386
Other amortizable intangible assets at December 31 were as follows:

	2022	2021
	(In thousands)
Customer relationships	$28,990	$29,740
Less accumulated amortization	13,724	10,650
	15,266	19,090
Noncompete agreements	4,591	4,591
Less accumulated amortization	3,529	2,856
	1,062	1,735
Other	5,280	12,601
Less accumulated amortization	4,076	10,848
	1,204	1,753
Total	$17,532	$22,578
The previous tables include goodwill and intangible assets associated with the business combinations completed during 2022 and 2021. For more information related to these business combinations, see Note 4.

MDU Resources Group, Inc. Form 10-K 91

Index
Part II

Amortization expense for amortizable intangible assets for the years ended December 31, 2022, 2021 and 2020, was $5.0 million, $5.1 million and $9.0 million, respectively. The amounts of estimated amortization expense for identifiable intangible assets as of December 31, 2022, were:

	2023	2024	2025	2026	2027	Thereafter
	(In thousands)
Amortization expense	$4,591	$4,249	$2,200	$1,782	$1,759	$2,951
At October 31, 2022, the fair value substantially exceeded the carrying value at the Company's reporting units with goodwill, with the exception of the natural gas distribution reporting unit. The Company's annual impairment testing indicated the natural gas distribution reporting units fair value is not substantially in excess of its carrying value ("cushion"). Based on the Company's assessment, the estimated fair value of the natural gas distribution reporting unit exceeded its carrying value, which includes $345.7 million of goodwill, by approximately 8 percent as of October 31, 2022. The decrease in the natural gas distribution reporting unit's cushion from the prior year was primarily attributable to the risk adjusted cost of capital increasing from 5.0 percent in 2021 to 6.4 percent 2022, which directly correlates with the treasury rates at the date of the test. The natural gas distribution reporting unit is at risk of future impairment if projected operating results are not met or other inputs into the fair value measurement model change.
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
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of insurance contracts, to satisfy its obligations under its unfunded, nonqualified defined benefit and defined contribution plans for the Company's executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $98.0 million and $109.6 million at December 31, 2022 and 2021, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized losses on these investments for the year ended December 31, 2022, were $14.1 million. The net unrealized gains on these investments for the years ended December 31, 2021 and 2020, were $7.2 million and $13.1 million, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Income.
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

December 31, 2022	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,928	$2	$636	$8,294
U.S. Treasury securities	2,608	—	72	2,536
Total	$11,536	$2	$708	$10,830

December 31, 2021	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,702	$51	$47	$8,706
U.S. Treasury securities	2,407	—	11	2,396
Total	$11,109	$51	$58	$11,102

92 MDU Resources Group, Inc. Form 10-K

Index
Part II

The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at December 31, 2022, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2022
	(In thousands)
Assets:
Money market funds	$—	$7,361	$—	$7,361
Insurance contracts*	—	98,041	—	98,041
Available-for-sale securities:
Mortgage-backed securities	—	8,294	—	8,294
U.S. Treasury securities	—	2,536	—	2,536
Total assets measured at fair value	$—	$116,232	$—	$116,232
*The insurance contracts invest approximately 63 percent in fixed-income investments, 15 percent in common stock of large-cap companies, 8 percent in common stock of mid-cap companies, 6 percent in common stock of small-cap companies, 6 percent in target date investments and 2 percent in cash equivalents.

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
*The insurance contracts invest approximately 61 percent in fixed-income investments, 17 percent in common stock of large-cap companies, 8 percent in common stock of mid-cap companies, 7 percent in common stock of small-cap companies, 5 percent in target date investments and 2 percent in cash equivalents.

The Company's money market funds are valued at the net asset value of shares held at the end of the period, based on published market quotations on active markets, or using other known sources including pricing from outside sources. The estimated fair value of the Company's mortgage-backed securities and U.S. Treasury securities are based on comparable market transactions, other observable inputs or other sources, including pricing from outside sources. The estimated fair value of the Company's insurance contracts is based on contractual cash surrender values that are determined primarily by investments in managed separate accounts of the insurer. These amounts approximate fair value. The managed separate accounts are valued based on other observable inputs or corroborated market data.
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
The Company performed a fair value assessment of the assets acquired and liabilities assumed in the business combinations that occurred during 2022 and 2021. For more information on these Level 2 and Level 3 fair value measurements, see Notes 2 and 4.

MDU Resources Group, Inc. Form 10-K 93

Index
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

	2022	2021
	(In thousands)
Carrying Amount	$2,841,425	$2,741,900
Fair Value	$2,469,625	$2,984,866
The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 9 - Debt
Certain debt instruments of the Company's subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt instruments, the subsidiary companies must be in compliance with the applicable covenants and certain other conditions, all of which the subsidiaries, as applicable, were in compliance with at December 31, 2022. In the event the subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
The following table summarizes the outstanding revolving credit facilities of the Company's subsidiaries:

Company	Facility	Facility Limit		Amount Outstanding at December 31, 2022	Amount Outstanding at December 31, 2021	Letters of Credit at December 31, 2022		Expiration Date
		(In millions)
Montana-Dakota Utilities Co.	Commercial paper/Revolving credit agreement (a)	$175.0		$117.5	$64.9	$—		12/19/24
Cascade Natural Gas Corporation	Revolving credit agreement	$100.0	(b)	$44.4	$71.0	$2.2	(c)	11/30/27
Intermountain Gas Company	Revolving credit agreement	$100.0	(d)	$85.6	$56.5	$—		10/13/27
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement (e)	$600.0		$298.0	$385.4	$—		12/19/24
(a)The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Montana-Dakota on stated conditions, up to a maximum of $225.0 million). At December 31, 2022 and 2021, there were no amounts outstanding under the revolving credit agreement.
(b)Certain provisions allow for increased borrowings, up to a maximum of $125.0 million.
(c)Outstanding letter(s) of credit reduce the amount available under the credit agreement.
(d)Certain provisions allow for increased borrowings, up to a maximum of $125.0 million.
(e)The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Centennial on stated conditions, up to a maximum of $700.0 million). At December 31, 2022 and 2021, there were no amounts outstanding under the revolving credit agreement.

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
Short-term debt
MDU Energy Capital On October 21, 2022, MDU Energy Capital entered into a $11.5 million term loan agreement with a SOFR-based variable interest rate and a maturity date of July 21, 2023. The agreement contains customary covenants and provisions, including a covenant of MDU Energy Capital not to permit, at any time, the ratio of total debt to total capitalization to be greater than 70 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.

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

On December 19, 2022, Centennial entered into a $135.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of December 18, 2023. The agreement contains customary covenants and provisions, including a covenant of Centennial not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.

94 MDU Resources Group, Inc. Form 10-K

Index
Part II

Long-term debt
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at December 31, 2022	2022	2021
		(In thousands)
Senior Notes due on dates ranging from May 15, 2023 to June 15, 2062	4.32%	$2,258,500	$2,125,000
Commercial paper supported by revolving credit agreements	5.13%	415,500	450,300
Credit agreements due on October 13, 2027 and November 30, 2027	6.31%	130,000	127,500
Medium-Term Notes due on dates ranging from September 15, 2027 to March 16, 2029	7.32%	35,000	35,000
Term Loan Agreement due on September 3, 2032	3.64%	7,000	7,700
Other notes due on dates ranging from March 1, 2024 to January 1, 2061	1.00%	2,253	2,564
Less unamortized debt issuance costs		6,542	6,090
Less discount		286	74
Total long-term debt		2,841,425	2,741,900
Less current maturities		78,031	148,053
Net long-term debt		$2,763,394	$2,593,847
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
Montana-Dakota's ratio of total debt to total capitalization at December 31, 2022, was 51 percent.
Cascade On November 30, 2022, Cascade amended and restated its revolving credit agreement to extend the maturity date to November 30, 2027. Any borrowings under the revolving credit agreement are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued borrowings. The credit agreement contains customary covenants and provisions, including a covenant of Cascade not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. Other covenants include restrictions on the sale of certain assets, limitations on indebtedness and the making of certain investments.
On June 15, 2022, Cascade issued $50.0 million of senior notes under a note purchase agreement with maturity dates ranging from June 15, 2032 to June 15, 2052, at a weighted average interest rate of 4.50 percent. The agreement contains customary covenants and provisions, including a covenant of Cascade not to permit, at any time, the ratio of debt to total capitalization to be greater than 65 percent. Other covenants include restrictions on the sale of certain assets, limitations on indebtedness and the making of certain investments.
Cascade's ratio of total debt to total capitalization at December 31, 2022, was 50 percent.
Intermountain On October 13, 2022, Intermountain amended and restated its revolving credit agreement to increase the borrowing capacity to $100.0 million and extend the maturity date to October 13, 2027. Any borrowings under the revolving credit agreement are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued borrowings. The credit agreement contains customary covenants and provisions, including a covenant of Intermountain not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. Other covenants include restrictions on the sale of certain assets, limitations on indebtedness and the making of certain investments.
On June 15, 2022, Intermountain issued $40.0 million of senior notes under a note purchase agreement with maturity dates ranging from June 15, 2052 to June 15, 2062, at a weighted average interest rate of 4.68 percent. The agreement contains customary covenants and provisions, including a covenant of Intermountain not to permit, at any time, the ratio of debt to total capitalization to be greater than 65 percent. Other covenants include restrictions on the sale of certain assets, limitations on indebtedness and the making of certain investments.
Intermountain's ratio of total debt to total capitalization at December 31, 2022, was 57 percent.

MDU Resources Group, Inc. Form 10-K 95

Index
Part II

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
On March 23, 2022, Centennial issued $150.0 million of senior notes under a note purchase agreement with maturity dates ranging from March 23, 2032 to March 23, 2034, at a weighted average interest rate of 3.71 percent. The agreement contains customary covenants and provisions, including a covenant of Centennial not to permit, at any time, the ratio of debt to total capitalization to be greater than 60 percent. Other covenants include restrictions on the sale of certain assets, limitations on indebtedness and the making of certain investments.
Centennial's ratio of total debt to total capitalization, as defined by its debt covenants, at December 31, 2022, was 46 percent.
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
WBI Energy Transmission On December 22, 2022, WBI Energy Transmission amended its uncommitted note purchase and private shelf agreement to increase capacity to $350.0 million with an expiration date of December 22, 2025. On December 22, 2022, WBI Energy Transmission issued $40.0 million in senior notes under the private shelf agreement with a maturity date of December 22, 2030, at an interest rate of 6.67 percent. WBI Energy Transmission had $235.0 million of notes outstanding at December 31, 2022, which reduced the remaining capacity under this uncommitted private shelf agreement to $115.0 million. This agreement contains customary covenants and provisions, including a covenant of WBI Energy Transmission not to permit, as of the end of any fiscal quarter, the ratio of total debt to total capitalization to be greater than 55 percent. Other covenants include a limitation on priority debt, restrictions on the sale of certain assets and the making of certain investments.
WBI Energy Transmission's ratio of total debt to total capitalization at December 31, 2022, was 40 percent.
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs and discount, for the five years and thereafter following December 31, 2022, were as follows:

	2023	2024	2025	2026	2027	Thereafter
	(In thousands)
Long-term debt maturities	$78,031	$476,923	$177,802	$140,802	$230,802	$1,743,893
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
Lessee accounting
The leases the Company has entered into as part of its ongoing operations are considered operating leases and are recognized on the Consolidated Balance Sheets as operating lease right-of-use assets, current operating lease liabilities and noncurrent liabilities - operating lease liabilities. The corresponding lease costs are included in operation and maintenance expense on the Consolidated Statements of Income.
Generally, the leases for vehicles and equipment have a term of five years or less and buildings and easements have a longer term of up to 35 years or more. To date, the Company does not have any residual value guarantee amounts probable of being owed to a lessor, financing leases or material agreements with related parties.

96 MDU Resources Group, Inc. Form 10-K

Index
Part II

The following tables provide information on the Company's operating leases at and for the years ended December 31:

	2022	2021	2020
	(In thousands)
Lease costs:
Short-term lease cost	$160,318	$132,449	$135,376
Operating lease cost	44,956	46,622	45,319
Variable lease cost	1,739	1,516	1,319
	$207,013	$180,587	$182,014

	2022	2021	2020
	(Dollars in thousands)
Weighted average remaining lease term	2.83 years	2.67 years	2.73 years
Weighted average discount rate	4.05%	3.54%	4.03%
Cash paid for amounts included in the measurement of lease liabilities	$44,512	$43,489	$45,043
The reconciliation of future undiscounted cash flows to operating lease liabilities presented on the Consolidated Balance Sheet at December 31, 2022, was as follows:

(In thousands)
2023	$38,927
2024	27,825
2025	18,741
2026	11,191
2027	7,297
Thereafter	39,963
Total	143,944
Less discount	23,894
Total operating lease liabilities	$120,050
Lessor accounting
The Company leases certain equipment to third parties through its utility and construction services segments, which are considered short-term operating leases with terms of less than 12 months. The Company recognized revenue from operating leases of $47.9 million, $50.1 million and $48.0 million for the years ended December 31, 2022, 2021and 2020, respectively. At December 31, 2022, the Company had $9.7 million of lease receivables with a majority due within 12 months or less.
Note 11 - Asset Retirement Obligations
The Company records obligations related to retirement costs of natural gas distribution lines, natural gas transmission lines, natural gas storage wells, decommissioning of certain electric generating facilities, reclamation of certain aggregate properties, special handling and disposal of hazardous materials at certain electric generating facilities, natural gas distribution facilities and buildings, and certain other obligations as asset retirement obligations.
A reconciliation of the Company's liability, which the current portion is included in other accrued liabilities on the Consolidated Balance Sheets, for the years ended December 31 was as follows:

	2022	2021
	(In thousands)
Balance at beginning of year	$468,686	$446,919
Liabilities incurred	5,972	12,454
Liabilities acquired	—	1,805
Liabilities settled	(9,646)	(15,155)
Accretion expense*	23,188	21,214
Revisions in estimates	(77,692)	1,449
Balance at end of year	$410,508	$468,686
*Includes $21.8 million and $19.6 million in 2022 and 2021, respectively, recorded to regulatory assets.

MDU Resources Group, Inc. Form 10-K 97

Index
Part II

The 2022 revisions in estimates consist principally of updated asset retirement obligation costs associated with natural gas distribution and transmission lines at the natural gas distribution segment.
The Company believes that largely all expenses related to asset retirement obligations at the Company's regulated operations will be recovered in rates over time and, accordingly, defers such expenses as regulatory assets. For more information on the Company's regulatory assets and liabilities, see Note 6.
Note 12 - Equity
The Company depends on earnings and dividends from its subsidiaries to pay dividends on common stock. The Company has paid quarterly dividends for 85 consecutive years with an increase in the dividend amount for the last 32 consecutive years. For the years ended December 31, 2022, 2021 and 2020, dividends declared on common stock were $.8750, $.8550 and $.8350 per common share, respectively. Dividends on common stock are paid quarterly to the stockholders of record less than 30 days prior to the distribution date. For the years ended December 31, 2022, 2021 and 2020, the dividends declared to common stockholders were $177.9 million, $173.0 million and $167.4 million, respectively.
The declaration and payment of dividends of the Company is at the sole discretion of the board of directors. In addition, the Company's subsidiaries are generally restricted to paying dividends out of capital accounts or net assets. The following discusses the most restrictive limitations.
Pursuant to a covenant under its revolving credit agreement, Centennial may only declare or pay distributions if, as of the last day of any fiscal quarter, the ratio of Centennial's average consolidated indebtedness as of the last day of such fiscal quarter and each of the preceding three fiscal quarters to Centennial's Consolidated trailing 12 month EBITDA does not exceed 3.5 to 1. In addition, certain credit agreements and regulatory limitations of the Company's subsidiaries also contain restrictions on dividend payments. The most restrictive limitation requires the Company's subsidiaries not to permit the ratio of funded debt to capitalization to be greater than 60 percent. Based on this limitation, approximately $1.9 billion of the net assets of the Company's subsidiaries, which represents common stockholders' equity including retained earnings, would be restricted from use for dividend payments at December 31, 2022.
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
In August 2020, the Company amended the Distribution Agreement dated February 22, 2019, with J.P. Morgan Securities LLC and MUFG Securities Americas Inc., as sales agents. This agreement, as amended, allows the offering, issuance and sale of up to 6.4 million shares of the Company's common stock in connection with an “at-the-market” offering. The common stock may be offered for sale, from time to time, in accordance with the terms and conditions of the agreement. As of December 31, 2022, the Company had capacity to issue up to 3.6 million additional shares of common stock under the "at-the-market" offering program.
Details of the Company's "at-the-market" offering activity for the years ended December 31 was as follows:

	2022	2021
	(In millions)
Shares issued	—	2.8
Net proceeds *	$(0.1)	$88.8	**
*    Net proceeds include issuance costs of $149,000 and $1.2 million for the years ended December 31, 2022 and 2021, respectively.
**    Net proceeds were used for capital expenditures.

The K-Plan provides participants the option to invest in the Company's common stock. For the years ended December 31, 2022, 2021 and 2020, the K-Plan purchased shares of common stock on the open market or issued original issue common stock of the Company. At December 31, 2022, there were 7.2 million shares of common stock reserved for original issuance under the K-Plan.
The Company currently has 2.0 million shares of preferred stock authorized to be issued with a $100 par value. At December 31, 2022 and 2021, there were no shares outstanding.
Note 13 - Stock-Based Compensation
The Company has stock-based compensation plans under which it is currently authorized to grant restricted stock and other stock awards. As of December 31, 2022, there were 3.4 million remaining shares available to grant under these plans. The Company either purchases shares on the open market or issues new shares of common stock to satisfy the vesting of stock-based awards.

98 MDU Resources Group, Inc. Form 10-K

Index
Part II

Total stock-based compensation expense (after tax) was $8.7 million, $12.0 million and $10.8 million in 2022, 2021 and 2020, respectively. The Company uses the straight-line amortization method to recognize compensation expense related to restricted stock, which only has a service condition. The Company recognizes compensation expense related to performance awards with market-based performance metrics on a straight-line basis over the requisite service period. As of December 31, 2022, total remaining unrecognized compensation expense related to stock-based compensation was approximately $12.5 million (before income taxes) which will be amortized over a weighted average period of 1.6 years.
Stock awards
Non-employee directors receive shares of common stock in addition to and in lieu of cash payment for directors' fees. There were 40,800 shares with a fair value of $1.2 million, 41,925 shares with a fair value of $1.2 million and 45,273 shares with a fair value of $1.1 million issued to non-employee directors during the years ended December 31, 2022, 2021 and 2020, respectively.
Restricted stock awards
In February 2022 and 2021, key employees were granted restricted stock awards under the long-term performance-based incentive plan. The shares vest over three years, contingent on continued employment. Compensation expense is recognized over the vesting period. At December 31, 2022, the number of outstanding shares granted was 188,499 with a weighted average grant-date fair value of $27.54 per share.
Performance share awards
Since 2003, key employees of the Company have been granted performance share awards each year under the long-term performance-based incentive plan authorized by the Company's compensation committee. The compensation committee has the authority to select the recipients of awards, determine the type and size of awards, and establish certain terms and conditions of award grants. Share awards are generally earned over a three-year vesting period and tied to financial metrics. Upon vesting, participants receive dividends that accumulate during the vesting period.
Target grants of performance shares outstanding at December 31, 2022, were as follows:

Grant Date	Performance Period	Target Grant of Shares
February 2021	2021-2023	281,129
February 2022	2022-2024	284,416
Under the market condition for these performance share awards, participants may earn from zero to 200 percent of the apportioned target grant of shares based on the Company's total stockholder return relative to that of the selected peer group. Compensation expense is based on the grant-date fair value as determined by Monte Carlo simulation. The blended volatility term structure ranges are comprised of 50 percent historical volatility and 50 percent implied volatility. Risk-free interest rates were based on U.S. Treasury security rates in effect as of the grant date. Assumptions used for grants applicable to the market condition for certain performance shares issued in 2022, 2021 and 2020 were:

	2022	2021	2020
Weighted average grant-date fair value	$36.25	$37.96	$40.75
Blended volatility range	24.07% - 31.41%	35.37% - 46.35%	15.30% - 15.97%
Risk-free interest rate range	.71% - 1.68%	.02% - .20%	1.45% - 1.62%
Weighted average discounted dividends per share	$2.93	$3.16	$2.91
Under the performance conditions for these performance share awards, participants may earn from zero to 200 percent of the apportioned target grant of shares. The performance conditions are based on the Company's compound annual growth rate in earnings from continuing operations before interest, taxes, depreciation, depletion and amortization and the Company's compound annual growth rate in earnings from continuing operations. The weighted average grant-date fair value per share for the performance shares applicable to these performance conditions issued in 2022, 2021 and 2020 was $27.73, $27.35 and $31.63, respectively.
The fair value of the performance shares that vested during the years ended December 31, 2022, 2021 and 2020, was $7.6 million, $13.7 million and $9.7 million, respectively.

MDU Resources Group, Inc. Form 10-K 99

Index
Part II

A summary of the status of the performance share awards for the year ended December 31, 2022, was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	555,047	$34.40
Granted	284,416	31.99
Performance shares earned/unearned	(22,750)	31.63
Less:
Vested	251,168	36.60
Nonvested at end of period	565,545	$32.32
Note 14 - Accumulated Other Comprehensive Loss
The Company's accumulated other comprehensive loss is comprised of losses on derivative instruments qualifying as hedges, postretirement liability adjustments and gain (loss) on available-for-sale investments.
The after-tax changes in the components of accumulated other comprehensive loss were as follows:

	Net Unrealized Loss on Derivative Instruments Qualifying as Hedges	Post- retirement Liability Adjustment	Net Unrealized Gain (Loss) on Available- for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2020	$(984)	$(47,207)	$113	$(48,078)
Other comprehensive income (loss) before reclassifications	—	4,876	(252)	4,624
Amounts reclassified from accumulated other comprehensive loss	446	1,870	134	2,450
Net current-period other comprehensive income (loss)	446	6,746	(118)	7,074
At December 31, 2021	(538)	(40,461)	(5)	(41,004)
Other comprehensive income (loss) before reclassifications	—	12,007	(667)	11,340
Amounts reclassified to accumulated other comprehensive loss from a regulatory asset	—	(3,265)	—	(3,265)
Amounts reclassified from accumulated other comprehensive loss	413	1,819	114	2,346
Net current-period other comprehensive income (loss)	413	10,561	(553)	10,421
At December 31, 2022	$(125)	$(29,900)	$(558)	$(30,583)
The following amounts were reclassified out of accumulated other comprehensive loss into net income. The amounts presented in parentheses indicate a decrease to net income on the Consolidated Statements of Income. The reclassifications for the years ended December 31 were as follows:

	2022	2021	Location on Consolidated Statements of Income
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income	$(590)	$(591)	Interest expense
	177	145	Income taxes
	(413)	(446)
Amortization of postretirement liability losses included in net periodic benefit credit	(2,416)	(2,485)	Other income
	597	615	Income taxes
	(1,819)	(1,870)
Reclassification adjustment on available-for-sale investments included in net income	(145)	(170)	Other income
	31	36	Income taxes
	(114)	(134)
Total reclassifications	$(2,346)	$(2,450)

100 MDU Resources Group, Inc. Form 10-K

Index
Part II

Note 15 - Income Taxes
The components of income before income taxes from continuing operations for each of the years ended December 31 were as follows:

	2022	2021	2020
	(In thousands)
United States	$462,059	$466,651	$474,856
Foreign	—	—	261
Income before income taxes from continuing operations	$462,059	$466,651	$475,117
Income tax expense (benefit) from continuing operations for the years ended December 31 was as follows:

	2022	2021	2020
	(In thousands)
Current:
Federal	$50,747	$17,121	$65,006
State	20,710	11,549	21,234
Foreign	—	—	151
	71,457	28,670	86,391
Deferred:
Income taxes:
Federal	17,820	45,885	(3,735)
State	4,608	12,610	(625)
Investment tax credit - net	898	1,755	2,559
	23,326	60,250	(1,801)
Total income tax expense	$94,783	$88,920	$84,590
Components of deferred tax assets and deferred tax liabilities at December 31 were as follows:

	2022	2021
	(In thousands)
Deferred tax assets:
Postretirement	$41,298	$45,752
Compensation-related	35,196	37,917
Operating lease liabilities	25,718	26,710
Asset retirement obligations	9,687	8,696
Legal and environmental contingencies	8,526	8,603
Customer advances	7,615	7,683
Payroll tax deferral	—	6,940
Other	51,472	39,960
Total deferred tax assets	179,512	182,261
Deferred tax liabilities:
Basis differences on property, plant and equipment	608,528	585,095
Postretirement	47,340	48,302
Purchased gas adjustment	33,567	21,136
Operating lease right-of-use-assets	25,472	26,570
Intangible assets	23,007	21,074
Other	60,078	59,934
Total deferred tax liabilities	797,992	762,111
Valuation allowance	12,823	12,112
Net deferred income tax liability	$631,303	$591,962
As of December 31, 2022 and 2021, the Company had various state income tax net operating loss carryforwards of $176.0 million and $164.8 million, respectively, and federal and state income tax credit carryforwards, excluding alternative minimum tax credit carryforwards, of $35.7 million and $35.6 million, respectively. The state credits include various regulatory investment tax credits of approximately $35.1 million and $35.0 million at December 31, 2022 and 2021, respectively. The state income tax credit carryforwards are due to expire between 2024 and 2036. Changes in tax regulations or assumptions regarding current and future taxable income could require additional valuation allowances in the future.

MDU Resources Group, Inc. Form 10-K 101

Index
Part II

The following table reconciles the change in the net deferred income tax liability from December 31, 2021, to December 31, 2022, to deferred income tax expense:

2022
(In thousands)
Change in net deferred income tax liability from the preceding table	$39,341
Deferred taxes associated with other comprehensive loss	(3,507)
Excess deferred income tax amortization	(9,008)
Other	(3,500)
Deferred income tax expense for the period	$23,326
Total income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The reasons for this difference were as follows:

Years ended December 31,	2022		2021		2020
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Computed tax at federal statutory rate	$97,032	21.0	$97,997	21.0	$99,775	21.0
Increases (reductions) resulting from:
State income taxes, net of federal income tax	19,126	4.1	19,496	4.2	17,845	3.8
Federal renewable energy credit	(15,343)	(3.3)	(13,914)	(3.0)	(16,009)	(3.4)
Tax compliance and uncertain tax positions	1,080.2		(477)	(.1)	(3,543)	(.7)
Nonqualified benefit plans	2,827.6		(1,881)	(.4)	(2,443)	(.5)
Excess deferred income tax amortization	(9,008)	(1.9)	(10,295)	(2.2)	(12,517)	(2.6)
Other	(931)	(.2)	(2,006)	(.4)	1,482.2
Total income tax expense	$94,783	20.5	$88,920	19.1	$84,590	17.8
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. The Company is no longer subject to U.S. federal or non-U.S. income tax examinations by tax authorities for years ending prior to 2019. With few exceptions, as of December 31, 2022, the Company is no longer subject to state and local income tax examinations by tax authorities for years ending prior to 2019.
For the years ended December 31, 2022, 2021 and 2020, total reserves for uncertain tax positions were not material. The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in income tax expense.
Note 16 - Cash Flow Information
Cash expenditures for interest and income taxes for the years ended December 31 were as follows:

	2022	2021	2020
	(In thousands)
Interest, net*	$83,118	$91,165	$88,681
Income taxes paid, net**	$26,503	$71,079	$65,536
*    AFUDC - borrowed was $2.2 million, $2.8 million and $2.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
**Income taxes paid, including discontinued operations, were $26.4 million, $70.9 million and $59.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Noncash investing and financing transactions at December 31 were as follows:

	2022	2021	2020
	(In thousands)
Property, plant and equipment additions in accounts payable	$49,602	$57,605	$26,082
Right-of-use assets obtained in exchange for new operating lease liabilities	$50,921	$55,987	$54,356
Debt assumed in connection with a business combination	$—	$10	$—
Accrual for holdback payment related to a business combination	$70	$—	$2,500
Stock issued in connection with a business combination	$7,304	$—	$—

102 MDU Resources Group, Inc. Form 10-K

Index
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
The pipeline segment provides natural gas transportation and underground storage services through a regulated pipeline system primarily in the Rocky Mountain and northern Great Plains regions of the United States. This segment also provides non-regulated cathodic protection services.
The construction materials and contracting segment mines, processes and sells construction aggregates (crushed stone and sand and gravel); produces and sells asphalt; and supplies ready-mix concrete. This segment's aggregate reserves provide the foundation for the vertical integration of its contracting services with its construction materials to support its aggregate-based product lines including heavy-civil construction, asphalt paving, concrete construction and site development and grading. Although not common to all locations, the segment also includes the sale of cement, liquid asphalt modification and distribution, various finished concrete products, merchandise and other building materials and related contracting services. This segment operates in the central, southern and western United States, including Alaska and Hawaii.
The construction services segment provides a full spectrum of construction services through its electrical and mechanical and transmission and distribution specialty contracting services across the United States. These specialty contracting services are provided to utilities, manufacturing, transportation, commercial, industrial, institutional, renewable and governmental customers. Its electrical and mechanical contracting services include construction and maintenance of electrical and communication wiring and infrastructure, fire suppression systems, and mechanical piping and services. Its transmission and distribution contracting services include construction and maintenance of overhead and underground electrical, gas and communication infrastructure, as well as manufacturing and distribution of transmission line construction equipment and tools.
The Other category includes the activities of Centennial Capital, which, through its subsidiary InterSource Insurance Company, insures various types of risks as a captive insurer for certain of the Company's subsidiaries. The function of the captive insurer is to fund the self-insured layers of the insured Company's general liability, automobile liability, pollution liability and other coverages. Centennial Capital also owns certain real and personal property. In addition, the Other category includes certain assets, liabilities and tax adjustments of the holding company primarily associated with corporate functions, as well as costs associated with the announced strategic initiatives. Also included are certain general and administrative costs (reflected in operation and maintenance expense) and interest expense, which were previously allocated to the refining business and Fidelity and do not meet the criteria for income (loss) from discontinued operations.
Discontinued operations include the supporting activities of Fidelity other than certain general and administrative costs and interest expense as described above.
The information below follows the same accounting policies as described in Note 2. Information on the Company's segments as of December 31 and for the years then ended was as follows:

	2022	2021	2020
		(In thousands)
External operating revenues:
Regulated operations:
Electric	$376,579	$349,039	$331,538
Natural gas distribution	1,273,249	971,364	847,651
Pipeline	85,931	69,940	69,957
	1,735,759	1,390,343	1,249,146
Non-regulated operations:
Pipeline	10,636	12,918	15,389
Construction materials and contracting	2,533,713	2,228,306	2,177,585
Construction services	2,693,756	2,049,082	2,090,685
Other	—	84	(55)
	5,238,105	4,290,390	4,283,604
Total external operating revenues	$6,973,864	$5,680,733	$5,532,750

MDU Resources Group, Inc. Form 10-K 103

Index
Part II

	2022	2021	2020
		(In thousands)
Intersegment operating revenues:
Regulated operations:
Electric	$494	$543	$491
Natural gas distribution	555	576	534
Pipeline	58,368	58,989	57,977
	59,417	60,108	59,002
Non-regulated operations:
Pipeline	644	689	554
Construction materials and contracting	1,016	624	417
Construction services	5,494	2,555	5,038
Other	17,605	13,630	11,958
	24,759	17,498	17,967
Total Intersegment operating revenues	$84,176	$77,606	$76,969
Depreciation, depletion and amortization:
Electric	$67,802	$66,750	$62,998
Natural gas distribution	89,466	86,065	84,580
Pipeline	26,857	20,569	21,669
Construction materials and contracting	117,798	100,974	89,626
Construction services	21,468	20,270	23,523
Other	4,435	4,586	2,704
Total depreciation, depletion and amortization	$327,826	$299,214	$285,100
Operating income (loss):
Electric	$79,655	$66,335	$63,434
Natural gas distribution	91,889	89,173	73,082
Pipeline	55,466	48,078	49,436
Construction materials and contracting	194,295	191,077	214,498
Construction services	164,644	145,754	147,644
Other	(11,996)	(6,198)	(3,169)
Total operating income	$573,953	$534,219	$544,925
Interest expense:
Electric	$28,526	$26,712	$26,699
Natural gas distribution	42,126	37,265	36,798
Pipeline	11,318	7,010	7,622
Construction materials and contracting	30,121	19,218	20,577
Construction services	6,354	3,540	4,095
Other	1,465	342	883
Intersegment eliminations	(637)	(103)	(155)
Total interest expense	$119,273	$93,984	$96,519
Income tax expense (benefit):
Electric	$(5,420)	$(7,626)	$(11,636)
Natural gas distribution	7,805	8,366	5,746
Pipeline	10,212	9,594	7,650
Construction materials and contracting	42,601	43,459	47,431
Construction services	40,788	35,426	35,797
Other	(1,203)	(299)	(398)
Total income tax expense	$94,783	$88,920	$84,590

104 MDU Resources Group, Inc. Form 10-K

Index
Part II

	2022	2021	2020
		(In thousands)
Net income (loss):
Regulated operations:
Electric	$57,077	$51,906	$55,601
Natural gas distribution	45,171	51,596	44,049
Pipeline	35,357	39,583	35,453
	137,605	143,085	135,103
Non-regulated operations:
Pipeline	(69)	1,313	1,559
Construction materials and contracting	116,220	129,755	147,325
Construction services	124,781	109,402	109,721
Other	(11,261)	(5,824)	(3,181)
	229,671	234,646	255,424
Income from continuing operations	367,276	377,731	390,527
Discontinued operations, net of tax	213	400	(322)
Net income	$367,489	$378,131	$390,205
Capital expenditures:
Electric	$133,970	$82,427	$114,676
Natural gas distribution	240,064	170,411	193,048
Pipeline	61,923	234,803	62,224
Construction materials and contracting	181,917	417,524	191,635
Construction services	36,413	29,140	83,651
Other	2,272	1,501	3,045
Total capital expenditures (a)	$656,559	$935,806	$648,279
Assets:
Electric (b)	$1,856,258	$1,810,695	$2,123,693
Natural gas distribution (b)	3,214,452	2,929,519	2,302,770
Pipeline	961,893	913,945	703,377
Construction materials and contracting	2,268,970	2,161,653	1,798,493
Construction services	1,126,323	845,262	818,662
Other (c)	232,885	249,361	306,377
Total assets	$9,660,781	$8,910,435	$8,053,372
Property, plant and equipment:
Electric (b)	$2,276,613	$2,295,646	$2,323,403
Natural gas distribution (b)	3,208,060	3,015,164	2,868,853
Pipeline	1,108,141	1,051,868	821,697
Construction materials and contracting	2,489,408	2,347,696	2,028,476
Construction services	245,111	225,758	220,796
Other	36,705	36,717	37,545
Less accumulated depreciation, depletion and amortization	3,272,493	3,216,461	3,133,831
Net property, plant and equipment	$6,091,545	$5,756,388	$5,166,939
(a)Capital expenditures for 2022, 2021 and 2020 include noncash transactions such as capital expenditure-related accounts payable, the issuance of the Company's equity securities in connection with an acquisition, AFUDC and accrual of holdback payments in connection with acquisitions totaling $1.7 million, $38.7 million and $(15.7) million, respectively.
(b)Includes allocations of common utility property.
(c)Includes assets not directly assignable to a business (i.e. cash and cash equivalents, certain accounts receivable, certain investments and other miscellaneous current and deferred assets).

MDU Resources Group, Inc. Form 10-K 105

Index
Part II

A reconciliation of reportable segment operating revenues and assets to consolidated operating revenues and assets is as follows:

	2022	2021	2020
		(In thousands)
Operating revenues reconciliation:
Total reportable segment operating revenues	$7,040,435	$5,744,625	$5,597,816
Other revenue	17,605	13,714	11,903
Elimination of intersegment operating revenues	(84,176)	(77,606)	(76,969)
Total consolidated operating revenues	$6,973,864	$5,680,733	$5,532,750
Asset reconciliation:
Total reportable segment assets	$9,491,679	$8,717,563	$7,816,848
Other assets	1,353,614	1,184,956	947,740
Elimination of intersegment receivables	(1,184,512)	(992,084)	(711,216)
Total consolidated assets	$9,660,781	$8,910,435	$8,053,372
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
In 2012, the Company modified health care coverage for certain retirees. Effective January 1, 2013, post-65 coverage was replaced by a fixed-dollar subsidy for retirees and spouses to be used to purchase individual insurance through a healthcare exchange.

106 MDU Resources Group, Inc. Form 10-K

Index
Part II

Changes in benefit obligation and plan assets and amounts recognized in the Consolidated Balance Sheets at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
Change in benefit obligation:	(In thousands)
Benefit obligation at beginning of year	$411,497	$437,360	$73,460	$86,155
Service cost	—	—	1,416	1,600
Interest cost	10,522	9,819	1,896	1,862
Plan participants' contributions	—	—	569	641
Actuarial gain	(85,303)	(12,140)	(18,401)	(12,802)
Benefits paid	(24,672)	(23,542)	(4,009)	(3,996)
Benefit obligation at end of year	312,044	411,497	54,931	73,460
Change in net plan assets:
Fair value of plan assets at beginning of year	373,109	383,834	100,158	101,639
Actual return on plan assets	(77,975)	12,817	(20,893)	1,398
Employer contribution	—	—	501	476
Plan participants' contributions	—	—	569	641
Benefits paid	(24,672)	(23,542)	(4,009)	(3,996)
Fair value of net plan assets at end of year	270,462	373,109	76,326	100,158
Funded status - (under) over	$(41,582)	$(38,388)	$21,395	$26,698
Amounts recognized in the Consolidated Balance Sheets at December 31:
Noncurrent assets - other	$—	$—	$36,325	$45,863
Other accrued liabilities	—	—	1,044	544
Noncurrent liabilities - other	41,582	38,388	13,886	18,621
Benefit obligation (liabilities) assets - net amount recognized	$(41,582)	$(38,388)	$21,395	$26,698
Amounts recognized in accumulated other comprehensive loss:
Actuarial loss (gain)	$32,378	$25,976	$(2,923)	$2,367
Prior service credit	—	—	(289)	(290)
Total	$32,378	$25,976	$(3,212)	$2,077
Amounts recognized in regulatory assets or liabilities:
Actuarial loss (gain)	$141,207	$142,166	$(1,439)	$(14,727)
Prior service credit	—	—	(3,796)	(5,193)
Total	$141,207	$142,166	$(5,235)	$(19,920)
Employer contributions and benefits paid in the preceding table include only those amounts contributed directly to, or paid directly from, plan assets. Amounts related to regulated operations are recorded as regulatory assets or liabilities and are expected to be reflected in rates charged to customers over time. For more information on regulatory assets and liabilities, see Note 6.
In 2022 and 2021, the actuarial gain recognized in the benefit obligation was primarily the result of an increase in the discount rate. For more information on the discount rates, see the table below. Unrecognized pension actuarial gains and losses in excess of 10 percent of the greater of the projected benefit obligation or the market-related value of assets are amortized over the average life expectancy of plan participants for frozen plans. The market-related value of assets is determined using a five-year average of assets.
The pension plans all have accumulated benefit obligations in excess of plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans at December 31 were as follows:

	2022	2021
	(In thousands)
Projected benefit obligation	$312,044	$411,497
Accumulated benefit obligation	$312,044	$411,497
Fair value of plan assets	$270,462	$373,109

MDU Resources Group, Inc. Form 10-K 107

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

	Pension Benefits			Other Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Components of net periodic benefit credit:	(In thousands)
Service cost	$—	$—	$—	$1,416	$1,600	$1,532
Interest cost	10,522	9,819	12,093	1,896	1,862	2,437
Expected return on assets	(19,455)	(19,576)	(19,949)	(5,288)	(5,098)	(5,019)
Amortization of prior service credit	—	—	—	(1,398)	(1,398)	(1,398)
Recognized net actuarial loss (gain)	6,683	8,017	7,172	(219)	24	287
Net periodic benefit credit, including amount capitalized	(2,250)	(1,740)	(684)	(3,593)	(3,010)	(2,161)
Less amount capitalized	—	—	—	175	150	156
Net periodic benefit cost credit	(2,250)	(1,740)	(684)	(3,768)	(3,160)	(2,317)
Other changes in plan assets and benefit obligations recognized in accumulated comprehensive loss:
Net (gain) loss	2,369	(265)	934	(4,141)	(2,811)	(259)
Amortization of actuarial loss	(1,310)	(1,286)	(1,155)	(281)	(135)	(306)
Amortization of prior service credit	—	—	—	125	100	101
Reclassification of postretirement liability adjustment from regulatory asset	5,343	—	—	(992)	—	—
Total recognized in accumulated other comprehensive loss	6,402	(1,551)	(221)	(5,289)	(2,846)	(464)
Other changes in plan assets and benefit obligations recognized in regulatory assets or liabilities:
Net (gain) loss	9,757	(5,116)	4,546	11,920	(6,292)	(3,793)
Amortization of actuarial gain (loss)	(5,373)	(6,731)	(6,017)	500	110	19
Amortization of prior service credit	—	—	—	1,273	1,298	1,297
Reclassification of postretirement liability adjustment from regulatory asset	(5,343)	—	—	992	—	—
Total recognized in regulatory assets or liabilities	(959)	(11,847)	(1,471)	14,685	(4,884)	(2,477)
Total recognized in net periodic benefit credit, accumulated other comprehensive loss and regulatory assets or liabilities	$3,193	$(15,138)	$(2,376)	$5,628	$(10,890)	$(5,258)
Weighted average assumptions used to determine benefit obligations at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
Discount rate	5.06%	2.64%	5.07%	2.66%
Expected return on plan assets	6.50%	6.00%	6.00%	5.50%
Rate of compensation increase	N/A	N/A	3.00%	3.00%
Weighted average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
Discount rate	2.64%	2.30%	2.66%	2.30%
Expected return on plan assets	6.00%	6.00%	5.50%	5.50%
Rate of compensation increase	N/A	N/A	3.00%	3.00%
The expected rate of return on pension plan assets is based on a targeted asset allocation range determined by the funded ratio of the plan. As of December 31, 2022, the expected rate of return on pension plan assets is based on the targeted asset allocation range of 40 percent to 50 percent equity securities and 50 percent to 60 percent fixed-income securities and the expected rate of return from these asset categories. The expected rate of return on other postretirement plan assets is based on the targeted asset allocation range of 10 percent to 20 percent equity securities and 80 percent to 90 percent fixed-income securities and the expected rate of return from these asset categories. The expected return on plan assets for other postretirement benefits reflects insurance-related investment costs.

108 MDU Resources Group, Inc. Form 10-K

Index
Part II

Health care rate assumptions for the Company's other postretirement benefit plans as of December 31 were as follows:

	2022	2021
Health care trend rate assumed for next year	7.5%	7.0%
Health care cost trend rate - ultimate	4.5%	4.5%
Year in which ultimate trend rate achieved	2033	2031
The Company's other postretirement benefit plans include health care and life insurance benefits for certain retirees. The plans underlying these benefits may require contributions by the retiree depending on such retiree's age and years of service at retirement or the date of retirement. The Company contributes a flat dollar amount to the monthly premiums which is updated annually on January 1.
The Company does not expect to contribute to its defined benefit pension plans in 2023 due to an additional $20.0 million contributed to the plans in 2019 creating prefunding credits to be used in future years. The Company expects to contribute approximately $595,000 to its postretirement benefit plans in 2023.
The following benefit payments, which reflect future service, as appropriate, and expected Medicare Part D subsidies at December 31, 2022, are as follows:

Years	Pension Benefits	Other Postretirement Benefits	Expected Medicare Part D Subsidy
		(In thousands)
2023	$24,936	$4,275	$62
2024	24,882	4,371	53
2025	24,749	4,456	46
2026	24,605	4,509	39
2027	24,387	4,523	31
2028-2032	114,850	16,917	93
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

MDU Resources Group, Inc. Form 10-K 109

Index
Part II

Though the Company believes the methods used to estimate fair value are consistent with those used by other market participants, the use of other methods or assumptions could result in a different estimate of fair value.
The fair value of the Company's pension plans' assets (excluding cash) by class were as follows:

	Fair Value Measurements at December 31, 2022, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2022
	(In thousands)
Assets:
Cash equivalents	$—	$8,170	$—	$8,170
Equity securities:
U.S. companies	7,388	—	—	7,388
International companies	—	467	—	467
Collective and mutual funds (a)	121,072	33,371	—	154,443
Corporate bonds	—	81,363	—	81,363
Municipal bonds	—	5,904	—	5,904
U.S. Government securities	3,044	880	—	3,924
Pooled separate accounts (b)	—	3,241	—	3,241
Investments measured at net asset value (c)	—	—	—	5,562
Total assets measured at fair value	$131,504	$133,396	$—	$270,462
(a)Collective and mutual funds invest approximately 29 percent in corporate bonds, 24 percent in common stock of large-cap U.S. companies, 16 percent in common stock of international companies, 7 percent cash and cash equivalents, 7 percent in U.S. Government securities and 17 percent in other investments.
(b)Pooled separate accounts are invested 100 percent in cash and cash equivalents.
(c)In accordance with ASC 820 - Fair Value Measurements, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the line items presented in the Consolidated Balance Sheets.

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
(c)In accordance with ASC 820 - Fair Value Measurements, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the line items presented in the Consolidated Balance Sheets.

110 MDU Resources Group, Inc. Form 10-K

Index
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
The fair value of the Company's other postretirement benefit plans' assets (excluding cash) by asset class were as follows:

	Fair Value Measurements at December 31, 2022, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2022
	(In thousands)
Assets:
Cash equivalents	$—	$4,196	$—	$4,196
Equity securities:
U.S. companies	2,572	—	—	2,572
Collective and mutual funds (a)	5	5	—	10
Insurance contract (b)	—	69,548	—	69,548
Total assets measured at fair value	$2,577	$73,749	$—	$76,326
(a)Collective and mutual funds invest approximately 29 percent in corporate bonds, 24 percent in common stock of large-cap U.S. companies,16 percent in common stock of international companies, 7 percent in cash and cash equivalents,7 percent in U.S. Government securities and 17 percent in other investments.
(b)The insurance contract invests approximately 69 percent in corporate bonds, 13 percent in U.S. Government securities, 14 percent in common stock of large-cap U.S. companies and 4 percent in common stock of small-cap U.S. companies.

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
(b)The insurance contract invests approximately 58 percent in corporate bonds, 13 percent in common stock of large-cap U.S. companies, 13 percent in U.S. Government securities, 5 percent in common stock of small-cap U.S. companies and 11 percent in other investments.
(c)In accordance with ASC 820 - Fair Value Measurements, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the line items presented in the Consolidated Balance Sheets.

MDU Resources Group, Inc. Form 10-K 111

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
The projected benefit obligation and accumulated benefit obligation for these plans at December 31 were as follows:

	2022	2021
	(In thousands)
Projected benefit obligation	$74,730	$92,918
Accumulated benefit obligation	$74,730	$92,918
The components of net periodic benefit cost are included in other income on the Consolidated Statements of Income. These components related to the Company's nonqualified defined benefit plans for the years ended December 31 were as follows:

	2022	2021	2020
	(In thousands)
Components of net periodic benefit cost:
Service cost	$—	$—	$58
Interest cost	2,142	1,912	2,606
Recognized net actuarial loss	950	1,164	1,192
Net periodic benefit cost	$3,092	$3,076	$3,856
Weighted average assumptions used at December 31 were as follows:

	2022	2021
Benefit obligation discount rate	4.97%	2.39%
Benefit obligation rate of compensation increase	N/A	N/A
Net periodic benefit cost discount rate	2.39%	1.97%
Net periodic benefit cost rate of compensation increase	N/A	N/A
The amount of future benefit payments for the unfunded, nonqualified defined benefit plans at December 31, 2022, are expected to aggregate as follows:

	2023	2024	2025	2026	2027	2028-2032
	(In thousands)
Nonqualified benefits	$6,651	$7,183	$7,430	$7,537	$7,420	$29,930
In 2012, the Company established a nonqualified defined contribution plan for certain key management employees. In 2020, the plan was frozen to new participants and no new Company contributions will be made to the plan after December 31, 2020. Vesting for participants not fully vested was retained. A new nonqualified defined contribution plan was adopted in 2020, effective January 1, 2021, to replace the plan originally established in 2012 with similar provisions. Expenses incurred under these plans for 2022, 2021 and 2020 were $3.3 million, $2.4 million and $1.8 million, respectively.
The amount of investments that the Company anticipates using to satisfy obligations under these plans at December 31 was as follows:

	2022	2021
	(In thousands)
Investments
Insurance contracts*	$98,041	$109,603
Life insurance**	38,448	38,356
Other	7,361	10,190
Total investments	$143,850	$158,149
*For more information on the insurance contracts, see Note 8.
**Investments of life insurance are carried on plan participants (payable upon the employee's death).

112 MDU Resources Group, Inc. Form 10-K

Index
Part II

Defined contribution plans
The Company sponsors a defined contribution plan for eligible employees and the costs incurred under this plan were $46.4 million in 2022, $45.4 million in 2021 and $50.1 million in 2020.
Multiemployer plans
The Company contributes to a number of MEPPs under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:
•Assets contributed to the MEPP by one employer may be used to provide benefits to employees of other participating employers
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers
•If the Company chooses to stop participating in some of its MEPPs, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability
The Company's participation in these plans is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2022 and 2021 is for the plan's year-end at December 31, 2021, and December 31, 2020, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded.

	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	Contributions			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Pension Fund		2022	2021		2022	2021	2020
					(In thousands)
Edison Pension Plan	936061681-001	Green	Green	No	$18,750	$18,331	$16,121	No	12/31/2023
IBEW Local 212 Pension Trust	316127280-001	Green as of 4/30/2021	Green as of 4/30/2021	No	1,622	1,733	1,521	No	6/1/2025
IBEW Local 357 Pension Plan A	886023284-001	Green	Green	No	12,876	6,485	9,913	No	5/31/2024
IBEW Local 82 Pension Plan	316127268-001	Green as of 6/30/2022	Green as of 6/30/2021	No	1,854	1,353	1,373	No	12/3/2023
IBEW Local 648 Pension Plan	316134845-001	Yellow as of 2/28/2022	Yellow as of 02/28/2021	Implemented	915	706	526	No	9/1/2024
IBEW Local 683 Pension Fund Pension Plan	341442087-001	Green	Green	No	3,362	1,238	1,240	No	5/26/2024
Idaho Plumbers and Pipefitters Pension Plan	826010346-001	Green as of 5/31/2022	Green as of 5/31/2021	No	1,613	1,528	1,370	No	3/31/2023
National Electrical Benefit Fund	530181657-001	Green	Green	No	18,060	14,361	14,484	No	5/31/2022- 5/31/2027	*
Pension and Retirement Plan of Plumbers and Pipefitters Local 525	886003864-001	Green as of 6/30/2022	Green as of 6/30/2021	No	6,304	4,345	6,266	No	9/30/2024
Pension Trust Fund for Operating Engineers	946090764-001	Yellow	Yellow	Implemented	2,484	2,495	2,680	No	3/31/2023- 6/15/2026
Sheet Metal Workers Pension Plan of Southern CA, AZ, and NV	956052257-001	Green	Yellow	Implemented	3,400	2,615	3,255	No	6/30/2024
Western Conference of Teamsters Pension Plan	916145047-001	Green	Green	No	3,127	3,006	3,025	No	12/31/2023- 12/31/2025
Other funds					26,909	24,192	23,670
Total contributions					$101,276	$82,388	$85,444
*Plan includes contributions required by collective bargaining agreements which have expired but contain provisions automatically renewing their terms in the absence of a subsequent negotiated agreement.

MDU Resources Group, Inc. Form 10-K 113

Index
Part II

The Company was listed in the plans' Forms 5500 as providing more than 5 percent of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of December 31 of the Plan's Year-End)
Edison Pension Plan	2021 and 2020
IBEW Local 82 Pension Plan	2021 and 2020
IBEW Local 124 Pension Trust Fund	2021 and 2020
IBEW Local 212 Pension Trust Fund	2021 and 2020
IBEW Local 357 Pension Plan A	2021 and 2020
IBEW Local 648 Pension Plan	2021 and 2020
IBEW Local 683 Pension Fund Pension Plan	2021 and 2020
IBEW Local Union No 226 Open End Pension Fund	2020
Idaho Plumbers and Pipefitters Pension Plan	2021 and 2020
International Union of Operating Engineers Local 701 Pension Trust Fund	2021 and 2020
Minnesota Teamsters Construction Division Pension Fund	2021 and 2020
Pension and Retirement Plan of Plumbers and Pipefitters Local 525	2021 and 2020
Southwest Marine Pension Trust	2021 and 2020
The Company also contributes to a number of multiemployer other postretirement plans under the terms of collective-bargaining agreements that cover its union-represented employees. These plans provide benefits such as health insurance, disability insurance and life insurance to retired union employees. Many of the multiemployer other postretirement plans are combined with active multiemployer health and welfare plans. The Company's total contributions to its multiemployer other postretirement plans, which also includes contributions to active multiemployer health and welfare plans, were $81.0 million, $66.1 million and $63.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Amounts contributed in 2022, 2021 and 2020 to defined contribution multiemployer plans were $67.9 million, $54.8 million and $54.2 million, respectively.

114 MDU Resources Group, Inc. Form 10-K

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
At December 31, the Company's share of the cost of utility plant in service, construction work in progress and related accumulated depreciation for the jointly owned facilities was as follows:

	Ownership Percentage	2022	2021
		(In thousands)
Big Stone Station:	22.7%
Utility plant in service		$157,699	$157,259
Construction work in progress		231	571
Less accumulated depreciation		48,590	47,293
		$109,340	$110,537
BSSE:	50.0%
Utility plant in service		$107,260	$107,424
Construction work in progress		—	—
Less accumulated depreciation		6,182	4,506
		$101,078	$102,918
Coyote Station:	25.0%
Utility plant in service		$158,274	$157,764
Construction work in progress		1,807	784
Less accumulated depreciation		111,203	109,202
		$48,878	$49,346
Wygen III:	25.0%
Utility plant in service		$66,238	$66,357
Construction work in progress		273	108
Less accumulated depreciation		12,477	11,383
		$54,034	$55,082
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
IPUC
Intermountain filed a request with the IPUC for a natural gas general rate increase on December 1, 2022. The request is for an increase of $11.3 million annually or 3.2 percent above current rates. The requested increase is primarily to recover investments made since the last rate case in 2016 and the depreciation, operation and maintenance expenses and taxes associated with the increased investments. The IPUC has up to seven months to issue a decision on the request, which is currently pending.
Intermountain defers the difference between the actual cost of gas spent to serve customers and the amount approved to be recovered from customers and annually prepares a true-up pursuant to the purchased gas adjustment tariff. On December 27, 2022, Intermountain filed an application with the IPUC for an out-of-cycle cost of gas adjustment requesting an increase in rates of approximately $56.5 million annually or approximately 17.1 percent above current rates. The primary reason for the requested increase was to mitigate the under-collection balance due to the significant increase in the commodity price for natural gas. On January 30, 2023, the request was approved with rates effective February 1, 2023.

MDU Resources Group, Inc. Form 10-K 115

Index
Part II

MNPUC
Great Plains defers the difference between the actual cost of gas spent to serve customers and that recovered from customers on a monthly basis. Annually, Great Plains prepares a true-up pursuant to the purchased gas adjustment tariff. On August 30, 2021, the MNPUC issued an order to allow Great Plains recovery of an out-of-cycle cost of gas adjustment of $8.8 million over a period of 27 months. The order was effective September 1, 2021, and was subject to a prudence review by the MNPUC. The requested increase was for the February 2021 extreme cold weather, primarily in the central United States, and market conditions surrounding the natural gas commodity market. On October 19, 2022, the MNPUC issued a final order disallowing $845,000 of the gas costs. These costs, which were deferred as a regulatory asset in natural gas costs recoverable through rate adjustments, were then recorded to expense as they were no longer recoverable from customers. On November 8, 2022, Great Plains filed a request for reconsideration, which was denied by the MNPUC on January 6, 2023.
On June 1, 2022, Great Plains filed an application with the MNPUC for a decrease in its depreciation and amortization rates of approximately $1.2 million annually or a decrease from a combined rate of 4.5 percent to 2.8 percent. Great Plains requested the rates be retroactive to January 1, 2022. On November 8, 2022, the MNPUC approved a decrease of $1.0 million annually with rates retroactive to January 1, 2022.
MTPSC
On November 4, 2022, Montana-Dakota filed an application with the MTPSC for an electric general rate increase of approximately $10.5 million annually or 15.2 percent above current rates. The requested increase is primarily to recover investments made since the last rate case, including the Heskett 4 gas turbine, increases in operation and maintenance expenses, and increases in property taxes. On January 24, 2023, the MTPSC approved Montana-Dakota's request for an interim increase of approximately $1.7 million or 2.7 percent above current rates, subject to refund, effective February 1, 2023. The MTPSC has 9 months to render a final decision on the rate case. The matter is pending before the MTPSC with a hearing scheduled for June 20, 2023.
NDPSC
On May 16, 2022, Montana-Dakota filed an application with the NDPSC for an electric general rate increase of approximately $25.4 million annually or 12.3 percent above current rates. The requested increase is primarily to recover investments in production, transmission and distribution facilities and the associated depreciation, operation and maintenance expenses and taxes associated with the increased investment. On July 14, 2022, the NDPSC approved an interim rate increase of approximately $10.9 million annually or 5.3 percent above current rates, subject to refund, for service rendered on and after July 15, 2022. The lower interim rate increase is largely due to excluding the recovery of Heskett Unit 4, which is expected to be in service in the summer of 2023. The matter is pending before the NDPSC with a hearing scheduled for May 1, 2023.
Montana-Dakota has a renewable resource cost adjustment rate tariff that allows for annual adjustments for recent projected capital costs and related expenses for projects determined to be recoverable under the tariff. On November 1, 2022, Montana-Dakota filed an annual update to its renewable resource cost adjustment requesting to recover a revenue requirement of approximately $17.9 million annually, which was revised to $17.0 million annually on January 31, 2023. The update reflects a decrease of approximately $1.0 million from the revenues currently included in rates. On February 22, 2023, this matter was approved by the NDPSC with rates effective March 1, 2023.
WUTC
On March 24, 2022, Cascade filed a request for tariff revision with the WUTC to rectify an inadvertent IRS normalization violation resulting from its tariff established in 2018 that passes back to customers the reversal of plant-related excess deferred income taxes through an annual rate adjustment. This request was made in response to the issuances of an IRS private letter ruling to another Washington utility with the same annual rate adjustment tariff, which addressed its normalization violations. The private letter ruling concluded the tariff to refund excess deferred income taxes without corresponding adjustments for other components of rate base or changes in depreciation or income tax expense, is an impermissible methodology under the IRS normalization and consistency rules. Cascade's request proposes a similar remedy through the tariff to recover the excess amounts refunded to customers while this tariff has been in place, and revises the method going forward to reflect excess deferred income taxes in rates in the same manner as other components of rate base from its most recent general rate case. Cascade requested recovery of the excess refunded to customers of approximately $3.3 million and elimination of the currently deferred but not yet refunded balance. A multi-party settlement was filed with the WUTC on October 21, 2022. On January 23, 2023, the WUTC denied recovery of the excess refunded to customers, but approved the tariff revision going forward to rectify the inadvertent normalization violation. On February 1, 2023, Cascade filed a motion for clarification with the WUTC on the currently deferred but not yet refunded balance.
FERC
On September 1, 2022, Montana-Dakota filed an update to its transmission formula rate under the MISO tariff for its multi-value project and network upgrade charges for $15.4 million, which was effective January 1, 2023.
On January 27, 2023, WBI Energy Transmission filed a general rate case with the FERC for increases in its transportation and storage services rates that also includes a Greenhouse Gas Cost Recovery Mechanism for anticipated future costs. New rates will be in effect no later than August 1, 2023.

116 MDU Resources Group, Inc. Form 10-K

Index
Part II

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
At December 31, 2022 and 2021, the Company accrued liabilities which have not been discounted of $32.9 million and $37.0 million, respectively. At December 31, 2022 and 2021, the Company also recorded corresponding insurance receivables of $10.4 million and $14.1 million, respectively, and regulatory assets of $20.9 million and $21.2 million, respectively, related to the accrued liabilities. The accruals are for contingencies resulting from litigation and environmental matters. This includes amounts that have been accrued for matters discussed in Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
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
Demand has been made of Montana-Dakota to participate in investigation and remediation of environmental contamination at a site in Missoula, Montana. The site operated as a former manufactured gas plant from approximately 1907 to 1938 when it was converted to a butane-air plant that operated until 1956. Montana-Dakota or its predecessors owned or controlled the site for a period of the time it operated as a manufactured gas plant and Montana-Dakota operated the butane-air plant from 1940 to 1951, at which time it sold the plant. There are no documented wastes or by-products resulting from the mixing or distribution of butane-air gas. Preliminary assessment of a portion of the site provided a recommended remedial alternative for that portion of approximately $560,000. However, the recommended remediation would not address any potential contamination to adjacent parcels that may be impacted from historic operations of the manufactured gas plant. An environmental assessment was started in 2020, which is estimated to cost approximately $1.8 million. The environmental assessment report is expected to be submitted to the

MDU Resources Group, Inc. Form 10-K 117

Index
Part II

MTDEQ in 2024. Montana-Dakota and another party agreed to voluntarily investigate and remediate the site and that Montana-Dakota will pay two-thirds of the costs for further investigation and remediation of the site. Montana-Dakota has accrued costs of $725,000 for the remediation and investigation costs, and has incurred costs of $922,000 as of December 31, 2022. Montana-Dakota received notice from a prior insurance carrier that it will participate in payment of defense costs incurred in relation to the claim. On December 9, 2021, Montana Dakota filed an application with the MTPSC for deferred accounting treatment for costs associated with the investigation and remediation of the site. The MTPSC approved the application for deferred accounting treatment as requested on July 26, 2022.
A claim was made against Cascade for contamination at the Bremerton Gasworks Superfund Site in Bremerton, Washington, which was received in 1997. A preliminary investigation has found soil and groundwater at the site contain impacts requiring further investigation and cleanup. The EPA conducted a Targeted Brownfields Assessment of the site and released a report summarizing the results of that assessment in August 2009. The assessment confirmed that impacts have affected soil and groundwater at the site, as well as sediments in the adjacent Port Washington Narrows. In April 2010, the Washington DOE issued notice it considered Cascade a PRP for hazardous substances at the site. In May 2012, the EPA added the site to the National Priorities List of Superfund sites. Cascade entered into an administrative settlement agreement and consent order with the EPA regarding the scope and schedule for a remedial investigation and feasibility study for the site. Current estimates for the cost to complete the remedial investigation and feasibility study are approximately $12.1 million of which $9.9 million has been incurred as of December 31, 2022. Based on the site investigation, preliminary remediation alternative costs were provided by consultants in August 2020. The preliminary information received through the completion of the data report allowed for the projection of possible costs for a variety of site configurations, remedial measures and potential natural resource damage claims of between $13.6 million and $71.0 million. At December 31, 2022, Cascade has accrued $2.2 million for the remedial investigation and feasibility study, as well as $17.5 million for remediation of this site. The accrual for remediation costs will be reviewed and adjusted, if necessary, after the completion of the feasibility study. In April 2010, Cascade filed a petition with the WUTC for authority to defer the costs incurred in relation to the environmental remediation of this site. The WUTC approved the petition in September 2010, subject to conditions set forth in the order.
A claim was made against Cascade for impacts at a site in Bellingham, Washington. Cascade received notice from a party in May 2008 that Cascade may be a PRP, along with other parties, for impacts from a manufactured gas plant owned by Cascade and its predecessor from about 1946 to 1962. Other PRPs reached an agreed order and work plan with the Washington DOE for completion of a remedial investigation and feasibility study for the site. A feasibility study prepared for one of the PRPs in March 2018 identifies five cleanup action alternatives for the site with estimated costs ranging from $8.0 million to $20.4 million with a selected preferred alternative having an estimated total cost of $9.3 million. The other PRPs developed a cleanup action plan and completed public review in 2020. The development of the remediation design is underway, with the Draft Pre-Remedial Design Investigation Data Report submitted to Washington Ecology in early 2023. The remedy construction is expected to occur following the approval of the final design. Cascade believes its proportional share of any liability will be relatively small in comparison to other PRPs. The plant manufactured gas from coal between approximately 1890 and 1946. In 1946, shortly after Cascade's predecessor acquired the plant, the plant converted to a propane-air gas facility. There are no documented wastes or by-products resulting from the mixing or distribution of propane-air gas. Cascade has recorded an accrual for this site for an amount that is not material.
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
Purchase commitments
The Company has entered into various commitments largely consisting of contracts for natural gas and coal supply; purchased power; natural gas transportation and storage; asphalt oil supply; royalties; information technology; and construction materials. Certain of these contracts are subject to variability in volume and price. The commitment terms vary in length, up to 37 years. The commitments under these contracts as of December 31, 2022, were:

	2023	2024	2025	2026	2027	Thereafter
	(In thousands)
Purchase commitments	$712,875	$258,074	$158,152	$103,677	$81,619	$676,489
These commitments were not reflected in the Company's consolidated financial statements. Amounts purchased under various commitments for the years ended December 31, 2022, 2021 and 2020, were $1.0 billion, $849.3 million and $666.0 million, respectively.
Guarantees
Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, insurance deductibles and loss limits, and certain other guarantees. At December 31, 2022, the fixed maximum amounts guaranteed under these agreements aggregated $341.8 million. Certain of the guarantees also have no fixed maximum amounts specified. The amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate to $51.3 million in 2023; $148.4 million in 2024; $126.8 million in 2025; $1.3 million in 2026; $800,000 in 2027; $1.7 million thereafter; and $11.5 million, which has no scheduled maturity date. There were no amounts outstanding under the previously mentioned guarantees

118 MDU Resources Group, Inc. Form 10-K

Index
Part II

at December 31, 2022. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.
Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At December 31, 2022, the fixed maximum amounts guaranteed under these letters of credit aggregated $30.0 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $29.5 million in 2023 and $500,000 in 2024. There were no amounts outstanding under the previously mentioned letters of credit at December 31, 2022. In the event of default under these letter of credit obligations, the subsidiary guaranteeing the letter of credit would be obligated for reimbursement of payments made under the letter of credit.
In addition, Centennial, Knife River and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial, Knife River or MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company were reflected on the Consolidated Balance Sheet at December 31, 2022.
In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. At December 31, 2022, approximately $1.3 billion of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
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
At December 31, 2022, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $29.5 million.
Note 22 - Subsequent Events
On January 20, 2023, Cascade entered into a $150.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of January 19, 2024. The agreement contains customary covenants and provisions, including a covenant of Cascade not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.
On January 20, 2023, Intermountain entered into a $125.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of January 19, 2024. The agreement contains customary covenants and provisions, including a covenant of Intermountain not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.

MDU Resources Group, Inc. Form 10-K 119

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

120 MDU Resources Group, Inc. Form 10-K

Index
Part II

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

MDU Resources Group, Inc. Form 10-K 121

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
Changes in Internal Controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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

122 MDU Resources Group, Inc. Form 10-K

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
The following table includes information as of December 31, 2022, with respect to the Company's equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders (1)	754,044	(2)	$—	(3)	2,635,636	(4)(5)
Equity compensation plans not approved by stockholders	N/A		N/A		N/A
Total	754,044		$—		2,635,636
(1)    Consists of the Non-Employee Director Long-Term Incentive Compensation Plan and the Long-Term Performance-Based Incentive Plan.
(2)    Consists of restricted stock awards and performance share awards.
(3)    No weighted average exercise price is shown for the restricted stock awards or performance share awards because such awards have no exercise price.
(4)    This amount includes 2,493,022 shares available for future issuance under the Long-Term Performance-Based Incentive Plan in connection with grants of restricted stock, performance units, performance shares or other equity-based awards.
(5)    This amount includes 142,614 shares available for future issuance under the Non-Employee Director Long-Term Incentive Compensation Plan.

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

MDU Resources Group, Inc. Form 10-K 123

Index
Part IV

Item 15. Exhibits, Financial Statement Schedules
(a) Financial Statements, Financial Statement Schedules and Exhibits
All other schedules have been omitted because they are not applicable or the required information is included elsewhere in the financial statements or related notes.

3. Exhibits	128

124 MDU Resources Group, Inc. Form 10-K

Index
Part IV

MDU RESOURCES GROUP, INC.
Schedule I - Condensed Financial Information of Registrant (Unconsolidated)
Condensed Statements of Income and Comprehensive Income

Years ended December 31,	2022	2021	2020
	(In thousands)
Operating revenues	$—	$—	$—
Operating expenses	14,323	—	—
Operating loss	(14,323)	—	—
Other income	—	—	—
Interest expense	—	—	—
Loss before income taxes	(14,323)	—	—
Income taxes	(1,623)	—	—
Equity in earnings of subsidiaries from continuing operations	379,976	377,731	390,527
Income from continuing operations	367,276	377,731	390,527
Equity in earnings (loss) of subsidiaries from discontinued operations	213	400	(322)
Net income	$367,489	$378,131	$390,205
Comprehensive income	$377,910	$385,205	$384,229
The accompanying notes are an integral part of these condensed financial statements.

MDU Resources Group, Inc. Form 10-K 125

Index
Part IV

MDU RESOURCES GROUP, INC.
Schedule I - Condensed Financial Information of Registrant (Unconsolidated)
Condensed Balance Sheets

December 31,	2022	2021
(In thousands, except shares and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$19,486	$6,159
Receivables, net	4,410	6,120
Accounts receivable from subsidiaries	53,285	49,696
Prepayments and other current assets	3,237	2,528
Total current assets	80,418	64,503
Noncurrent assets
Investments	50,206	55,686
Investment in subsidiaries	3,581,754	3,368,537
Deferred income taxes	12,668	7,364
Operating lease right-of-use assets	72	114
Other	2,068	26,558
Total noncurrent assets	3,646,768	3,458,259
Total assets	$3,727,186	$3,522,762

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,354	$2,546
Accounts payable to subsidiaries	4,402	6,133
Taxes payable	572	1,672
Dividends payable	45,246	44,229
Accrued compensation	4,312	4,098
Operating lease liabilities due within one year	42	52
Other accrued liabilities	17,907	7,309
Total current liabilities	74,835	66,039
Noncurrent liabilities:
Operating lease liabilities	30	62
Other	65,192	73,787
Total noncurrent liabilities	65,222	73,849
Commitments and contingencies
Stockholders' equity:
Common stock Authorized - 500,000,000 shares, $1.00 par value Shares issued - 204,162,814 at December 31, 2022 and 203,889,661 at December 31, 2021	204,163	203,889
Other paid-in capital	1,466,037	1,461,205
Retained earnings	1,951,138	1,762,410
Accumulated other comprehensive loss	(30,583)	(41,004)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)
Total stockholders' equity	3,587,129	3,382,874
Total liabilities and stockholders' equity	$3,727,186	$3,522,762
The accompanying notes are an integral part of these condensed financial statements.

126 MDU Resources Group, Inc. Form 10-K

Index
Part IV

MDU RESOURCES GROUP, INC.
Schedule I - Condensed Financial Information of Registrant (Unconsolidated)
Condensed Statements of Cash Flows

Years ended December 31,	2022	2021	2020
	(In thousands)
Net cash provided by operating activities	$242,199	$187,297	$226,642
Investing activities:
Investments in and advances to subsidiaries	(45,000)	(102,000)	(67,000)
Investments	(885)	(391)	(4)
Net cash used in investing activities	(45,885)	(102,391)	(67,004)
Financing activities:
Proceeds from issuance of common stock	(149)	88,767	3,385
Dividends paid	(176,915)	(171,354)	(166,405)
Repurchase of common stock	(3,525)	(2,992)	—
Tax withholding on stock-based compensation	(2,398)	(1,949)	(163)
Net cash used in financing activities	(182,987)	(87,528)	(163,183)
Increase (decrease) in cash and cash equivalents	13,327	(2,622)	(3,545)
Cash and cash equivalents - beginning of year	6,159	8,781	12,326
Cash and cash equivalents - end of year	$19,486	$6,159	$8,781
The accompanying notes are an integral part of these condensed financial statements.
Notes to Condensed Financial Statements
Note 1 - Summary of Significant Accounting Policies
Basis of presentation The condensed financial information reported in Schedule I is being presented to comply with Rule 12-04 of Regulation S-X. The information is unconsolidated and is presented for the parent company only, MDU Resources Group, Inc. (the Company) as of and for the years ended December 31, 2022, 2021 and 2020. In Schedule I, investments in subsidiaries are presented under the equity method of accounting where the assets and liabilities of the subsidiaries are not consolidated. The investments in net assets of the subsidiaries are recorded on the Condensed Balance Sheets. The income from subsidiaries is reported as equity in earnings of subsidiaries on the Condensed Statements of Income. The material cash inflows on the Condensed Statements of Cash Flows are primarily from the dividends and other payments received from its subsidiaries and the proceeds raised from the issuance of equity securities. The consolidated financial statements of the Company reflect certain businesses as discontinued operations. These statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company.
Earnings per common share Please refer to the Consolidated Statements of Income of the registrant for earnings per common share. In addition, see Item 8 - Note 2 for information on the computation of earnings per common share.
Note 2 - Debt At December 31, 2022, the Company had no long-term debt maturities. For more information on debt, see Item 8 - Note 9.
Note 3 - Dividends The Company depends on earnings and dividends from its subsidiaries to pay dividends on common stock. Cash dividends paid to the Company by subsidiaries were $242.1 million, $188.1 million and $228.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

MDU Resources Group, Inc. Form 10-K 127

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
*4(h)
WBI Energy Transmission, Inc. Second Amendment and Restatement Note Purchase and Private Shelf Agreement, effective as of December 22, 2022, among Prudential Investment Management, Inc. and certain investors described therein
X
+10(a)	MDU Resources Group, Inc. Supplemental Income Security Plan, as amended and restated May 10, 2017		10-Q	6/30/17	10(d)	8/4/17	1-03480
+10(b)	MDU Resource Group, Inc. Director Compensation Policy, as amended May 11, 2022		10-Q	6/30/22	10(b)	8/5/22	1-03480
+10(c)	Deferred Compensation Plan for Directors, as amended May 15, 2008		10-Q	6/30/08	10(a)	8/7/08	1-03480
+10(d)	Non-Employee Director Stock Compensation Plan, as amended May 12, 2011		10-Q	6/30/11	10(a)	8/5/11	1-03480
+10(e)	MDU Resources Group, Inc. Non-Employee Director Long-Term Incentive Compensation Plan, as amended May 17, 2012		10-Q	6/30/12	10(a)	8/7/12	1-03480
+10(f)	MDU Resources Group, Inc. Long-Term Performance-Based Incentive Plan, as amended February 11, 2016		10-K	12/31/15	10(f)	2/19/16	1-03480
+10(g)	MDU Resources Group, Inc. Executive Incentive Compensation Plan, as amended November 12, 2020, and Rules and Regulations, as amended November 12, 2020		10-K	12/31/20	10(h)	2/19/21	1-03480
+10(h)	Form of Performance Share Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended February 13, 2020		10-K	12/31/19	10(k)	2/21/20	1-03480
+10(i)	Form of Performance Share Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended February 11, 2021		10-K	12/31/20	10(l)	2/19/21	1-03480
+10(j)	Form of Performance Share Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended February 17, 2022		10-K	12/31/21	10(k)	2/23/22	1-03480

128 MDU Resources Group, Inc. Form 10-K

Index
Part IV

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number
+10(k)	Restricted Stock Unit Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended February 11, 2021		10-K	12/31/20	10(n)	2/19/21	1-03480
+10(l)	Restricted Stock Unit Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended February 17, 2022		10-K	12/31/21	10(m)	2/23/22	1-03480
+10(m)	Restricted Stock Unit Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended February 16, 2023	X
+10(n)	Form of MDU Resources Group, Inc. Indemnification Agreement for Section 16 Officers and Directors, dated May 15, 2014		8-K		10.1	5/15/14	1-03480
+10(o)	Form of Amendment No. 1 to Indemnification Agreement, dated May 15, 2014		8-K		10.2	5/15/14	1-03480
+10(p)	MDU Resources Group, Inc. Section 16 Officers and Directors with Indemnification Agreements Chart, as of February 1, 2023	X
+10(q)	MDU Resources Group, Inc. Nonqualified Defined Contribution Plan, as amended and restated November 12, 2020		10-K	12/31/20	10(r)	2/19/21	1-03480
+10(r)	MDU Resources Group, Inc. Deferred Compensation Plan Adoption Agreement, as amended August 12, 2021		10-Q	9/30/21	10(c)	11/4/21	1-03480
+10(s)	MDU Resources Group, Inc. Deferred Compensation Plan Document, dated November 12, 2020		8-K		10.2	11/12/20	1-03480
+10(t)	MDU Resources Group, Inc. 401(k) Retirement Plan, as restated April 1, 2020		10-Q	3/31/20	10(a)	5/8/20	1-03480
+10(u)	MDU Resources Group, Inc. 401(k) Retirement Plan, as amended January 1, 2022		10-K	12/31/21	10(w)	2/23/22	1-03480
+10(v)	MDU Resources Group, Inc. 401(k) Retirement Plan, as amended August 17, 2022		10-Q	9/30/22	10(a)	11/3/22	1-03480
+10(w)	MDU Resources Group, Inc. 401(k) Retirement Plan, as amended December 28, 2022	X
+10(x)	Employment Letter for Jeffrey S. Thiede, dated May 16, 2013		10-K	12/31/13	10(ab)	2/21/14	1-03480
+10(y)	Jason L. Vollmer Offer Letter, dated September 20, 2017		8-K		10.1	9/21/17	1-03480
+10(z)	Cooperation Agreement, dated as of January 24, 2023, by and among Keith A. Meister, Corvex Management LP and MDU Resources Group, Inc.		8-K		10.1	1/24/23	1-03480
+10(aa)	Retention Agreement for Jeffrey S. Thiede, dated February 17, 2023	X
+10(ab)	David C. Barney Offer Letter, dated February 17, 2023	X
21	Subsidiaries of MDU Resources Group, Inc.	X
23	Consent of Independent Registered Public Accounting Firm	X
31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
95	Mine Safety Disclosures	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document

MDU Resources Group, Inc. Form 10-K 129

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

130 MDU Resources Group, Inc. Form 10-K

Index
Part IV

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDU Resources Group, Inc.

Date:	February 24, 2023	By:	/s/ David L. Goodin
David L. Goodin
(President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ David L. Goodin	Chief Executive Officer and Director	February 24, 2023
David L. Goodin
(President and Chief Executive Officer)

/s/ Jason L. Vollmer	Chief Financial Officer	February 24, 2023
Jason L. Vollmer
(Vice President and Chief Financial Officer)

/s/ Stephanie A. Barth	Chief Accounting Officer	February 24, 2023
Stephanie A. Barth
(Vice President, Chief Accounting Officer and Controller)

/s/ Dennis W. Johnson	Director	February 24, 2023
Dennis W. Johnson
(Chair of the Board)

/s/ German Carmona Alvarez	Director	February 24, 2023
German Carmona Alvarez

/s/ Thomas Everist	Director	February 24, 2023
Thomas Everist

/s/ Karen B. Fagg	Director	February 24, 2023
Karen B. Fagg

/s/ Patricia L. Moss	Director	February 24, 2023
Patricia L. Moss

/s/ Dale S. Rosenthal	Director	February 24, 2023
Dale S. Rosenthal

/s/ Edward A. Ryan	Director	February 24, 2023
Edward A. Ryan

/s/ David M. Sparby	Director	February 24, 2023
David M. Sparby

/s/ Chenxi Wang	Director	February 24, 2023
Chenxi Wang

MDU Resources Group, Inc. Form 10-K 131