Form 10-Q
period 2023-03-31
MDU RESOURCES GROUP INC
filed 2023-05-04
CIK 67716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 27, 2023: 203,638,373 shares.

Index
Definitions
The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2022 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2022
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Big Stone Station	475-MW coal-fired electric generating facility near Big Stone City, South Dakota (22.7 percent ownership)
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
Centennial	Centennial Energy Holdings, Inc., a direct wholly owned subsidiary of the Company
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
Company	MDU Resources Group, Inc.
COVID-19	Coronavirus disease 2019.
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
dk	Decatherm
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings (previously referred to as the Company's exploration and production segment)
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Grasslands Subsystem	A portion of WBI Energy Transmission's natural gas pipeline that runs from western North Dakota to north central Wyoming
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
IPUC	Idaho Public Utilities Commission
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
Knife River	Knife River Corporation, a direct wholly owned subsidiary of Centennial
Knife River Holding Company	A wholly owned subsidiary of the Company that was established in conjunction with the proposed separation of Knife River
kWh	Kilowatt-hour
kV	Kilovolt
LIBOR	London Inter-bank Offered Rate
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MISO	Midcontinent Independent System Operator, Inc., the organization that provides open-access transmission services and monitors the high-voltage transmission system in the Midwest United States and Manitoba, Canada and a southern United States region which includes much of Arkansas, Mississippi, and Louisiana.
MMcf	Million cubic feet
MMdk	Million dk
Montana-Dakota	Montana-Dakota Utilities Co., a direct wholly owned subsidiary of MDU Energy Capital

Index

MTPSC	Montana Public Service Commission
MW	Megawatt
NDDEQ	North Dakota Department of Environmental Quality
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
Oil	Includes crude oil and condensate
PHMSA	Pipeline and Hazardous Materials Safety Administration
Regional Haze Rule	The EPA developed the Regional Haze Rule requiring states to develop and implement comprehensive plans to reduce human-caused regional haze in designated areas such as national parks and wilderness areas.
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
UA	United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry of the United States of America and Canada
VIE	Variable interest entity
Washington DOE	Washington State Department of Ecology
WBI Energy	WBI Energy, Inc., an indirect wholly owned subsidiary of WBI Holdings
WBI Energy Transmission	WBI Energy Transmission, Inc., an indirect wholly owned subsidiary of WBI Holdings
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission

Index
Introduction
The Company's mission is to deliver superior value to stakeholders by providing essential infrastructure and services to America. The Company generates, transmits and distributes electricity and provides natural gas distribution, transportation and storage services that are regulated by state public service commissions and/or the FERC. The Company also provides construction services through its electrical and mechanical and transmission and distribution specialty contracting services, and provides construction materials and associated contracting services through aggregate mining and marketing of related products, such as ready-mix concrete, asphalt and asphalt oil.
Montana-Dakota was incorporated under the state laws of Delaware in 1924. The Company was incorporated under the state laws of Delaware in 2018. Upon the completion of an internal holding company reorganization, Montana-Dakota became a subsidiary of the Company. Its principal executive offices are located at 1200 West Century Avenue, P.O. Box 5650, Bismarck, North Dakota 58506-5650, telephone (701) 530-1000.
As part of the Company's continuous review of its business, the Company announced strategic initiatives in 2022 that are expected to enhance its value. On August 4, 2022, the Company announced that its board of directors approved a plan to pursue the separation of Knife River, the construction materials and contracting segment, from the Company. The separation will result in two independent, publicly traded companies, MDU Resources Group, Inc. and Knife River Holding Company, and is expected to be completed on May 31, 2023, subject to certain conditions, including the SEC declaring the Registration Statement on Form 10 for Knife River Holding Company to be effective. On May 3, 2023, the Company's board of directors approved the separation and the distribution of approximately 90 percent of the issued and outstanding shares of Knife River Holding Company to the Company's stockholders. Stockholders of the Company will receive one share of Knife River Holding Company common stock for every four shares of the Company's common stock held on May 22, 2023, the record date for the distribution. The Company will retain approximately 10 percent of Knife River Holding Company's common stock immediately following the separation with the intent to dispose of such shares within twelve months after the separation. Prior to completing the separation, the Company may adjust the percentage of Knife River Holding Company common stock to be distributed to the Company's stockholders and retained by the Company in response to market and other factors. The separation of Knife River is planned as a tax-free spinoff transaction to the Company’s stockholders for U.S. federal income tax purposes. More information on the separation and distribution can be found within the Form 10, which is not incorporated by reference herein.
The Company's financial results for the first quarter ended March 31, 2023, include Knife River. Upon completion of the separation, the historical results of Knife River will be presented as discontinued operations in the Company's Consolidated Financial Statements.
On November 3, 2022, the Company announced its intention to create two pure-play publicly traded companies, one focused on regulated energy delivery and the other on construction materials, and that, to achieve this future structure, the Company's board of directors authorized management to commence a strategic review process of MDU Construction Services. The strategic review is underway and the Company anticipates completing the strategic review during the second quarter of 2023.
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

Index
Part I -- Financial Information
Item 1. Financial Statements

MDU Resources Group, Inc.
Consolidated Statements of Income
(Unaudited)
	Three Months Ended
	March 31,
	2023	2022
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and regulated pipeline	$673,757	$553,456
Non-regulated pipeline, construction materials and contracting, construction services and other	1,063,580	863,103
Total operating revenues	1,737,337	1,416,559
Operating expenses:
Operation and maintenance:
Electric, natural gas distribution and regulated pipeline	101,866	97,665
Non-regulated pipeline, construction materials and contracting, construction services and other	1,002,876	810,232
Total operation and maintenance	1,104,742	907,897
Purchased natural gas sold	371,015	267,353
Depreciation, depletion and amortization	81,862	80,121
Taxes, other than income	80,890	67,484
Electric fuel and purchased power	24,356	26,361
Total operating expenses	1,662,865	1,349,216
Operating income	74,472	67,343
Other income (expense)	10,868	(2,400)
Interest expense	38,020	25,260
Income before income taxes	47,320	39,683
Income taxes	8,977	7,950
Income from continuing operations	38,343	31,733
Discontinued operations, net of tax	10	30
Net income	$38,353	$31,763
Earnings per share - basic:
Income from continuing operations	$.19	$.16
Discontinued operations, net of tax	—	—
Earnings per share - basic	$.19	$.16
Earnings per share - diluted:
Income from continuing operations	$.19	$.16
Discontinued operations, net of tax	—	—
Earnings per share - diluted	$.19	$.16
Weighted average common shares outstanding - basic	203,624	203,351
Weighted average common shares outstanding - diluted	203,910	203,391
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Net income	$38,353	$31,763
Other comprehensive income:
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $11 and $36 for the three months ended in 2023 and 2022, respectively	34	112
Postretirement liability adjustment:
Amortization of postretirement liability losses included in net periodic benefit credit, net of tax of $34 and $164 for the three months ended in 2023 and 2022, respectively	100	445
Net unrealized gain (loss) on available-for-sale investments:
Net unrealized gain (loss) on available-for-sale investments arising during the period, net of tax of $19 and $(85) for the three months ended in 2023 and 2022, respectively	70	(320)
Reclassification adjustment for loss on available-for-sale investments included in net income, net of tax of $3 and $8 for the three months ended in 2023 and 2022, respectively	13	32
Net unrealized gain (loss) on available-for-sale investments	83	(288)
Other comprehensive income	217	269
Comprehensive income attributable to common stockholders	$38,570	$32,032
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Balance Sheets
(Unaudited)
	March 31, 2023	March 31, 2022	December 31, 2022
Assets	(In thousands, except shares and per share amounts)
Current assets:
Cash and cash equivalents	$93,189	$64,904	$80,517
Receivables, net	1,291,949	948,024	1,305,642
Inventories	425,834	380,316	387,525
Current regulatory assets	216,318	89,078	165,092
Prepayments and other current assets	81,424	89,586	72,972
Total current assets	2,108,714	1,571,908	2,011,748
Noncurrent assets:
Property, plant and equipment	9,475,608	8,958,600	9,364,038
Less accumulated depreciation, depletion and amortization	3,322,894	3,158,091	3,272,493
Net property, plant and equipment	6,152,714	5,800,509	6,091,545
Goodwill	763,500	763,262	763,500
Other intangible assets, net	16,334	21,389	17,532
Regulatory assets	349,500	359,228	329,659
Investments	172,467	174,555	161,913
Operating lease right-of-use assets	118,052	119,845	119,375
Other	161,306	160,019	165,509
Total noncurrent assets	7,733,873	7,398,807	7,649,033
Total assets	$9,842,587	$8,970,715	$9,660,781
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$501,500	$99,958	$246,500
Long-term debt due within one year	78,031	147,953	78,031
Accounts payable	547,188	449,746	657,168
Taxes payable	73,914	90,572	70,810
Dividends payable	45,306	44,229	45,245
Accrued compensation	65,509	64,796	88,662
Operating lease liabilities due within one year	34,975	34,618	34,516
Regulatory liabilities due within one year	44,395	31,186	26,440
Other accrued liabilities	245,511	203,670	232,231
Total current liabilities	1,636,329	1,166,728	1,479,603
Noncurrent liabilities:
Long-term debt	2,769,037	2,599,810	2,763,394
Deferred income taxes	642,069	587,940	631,303
Asset retirement obligations	409,547	463,080	405,885
Regulatory liabilities	454,669	433,628	448,454
Operating lease liabilities	83,632	85,874	85,534
Other	271,922	272,937	259,479
Total noncurrent liabilities	4,630,876	4,443,269	4,594,049
Commitments and contingencies
Stockholders' equity:
Common stock Authorized - 500,000,000 shares, $1.00 par value Shares issued - 204,162,814 at March 31, 2023, 203,889,661 at March 31, 2022 and 204,162,814 at December 31, 2022	204,163	203,889	204,163
Other paid-in capital	1,461,294	1,451,464	1,466,037
Retained earnings	1,943,917	1,749,726	1,951,138
Accumulated other comprehensive loss	(30,366)	(40,735)	(30,583)
Treasury stock at cost - 538,921 shares	(3,626)	(3,626)	(3,626)
Total stockholders' equity	3,575,382	3,360,718	3,587,129
Total liabilities and stockholders' equity	$9,842,587	$8,970,715	$9,660,781
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Equity
(Unaudited)
			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2022	204,162,814	$204,163	$1,466,037	$1,951,138	$(30,583)	(538,921)	$(3,626)	$3,587,129
Net income	—	—	—	38,353	—	—	—	38,353
Other comprehensive income	—	—	—	—	217	—	—	217
Dividends declared on common stock	—	—	—	(45,574)	—	—	—	(45,574)
Stock-based compensation	—	—	3,108	—	—	—	—	3,108
Repurchase of common stock	—	—	—	—	—	(153,622)	(4,811)	(4,811)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	(7,851)	—	—	153,622	4,811	(3,040)
At March 31, 2023	204,162,814	$204,163	$1,461,294	$1,943,917	$(30,366)	(538,921)	$(3,626)	$3,575,382

			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2021	203,889,661	$203,889	$1,461,205	$1,762,410	$(41,004)	(538,921)	$(3,626)	$3,382,874
Net income	—	—	—	31,763	—	—	—	31,763
Other comprehensive income	—	—	—	—	269	—	—	269
Dividends declared on common stock	—	—	—	(44,447)	—	—	—	(44,447)
Stock-based compensation	—	—	2,689	—	—	—	—	2,689
Repurchase of common stock	—	—	—	—	—	(266,821)	(7,399)	(7,399)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	(12,303)	—	—	266,821	7,399	(4,904)
Issuance of common stock	—	—	(127)	—	—	—	—	(127)
At March 31, 2022	203,889,661	$203,889	$1,451,464	$1,749,726	$(40,735)	(538,921)	$(3,626)	$3,360,718
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Operating activities:
Net income	$38,353	$31,763
Discontinued operations, net of tax	10	30
Income from continuing operations	38,343	31,733
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	81,862	80,121
Deferred income taxes	8,856	(6,466)
Provision for credit losses	4,193	1,735
Amortization of debt issuance costs	380	341
Employee stock-based compensation costs	3,108	2,689
Pension and postretirement benefit plan net periodic benefit credit	(1,090)	(1,491)
Unrealized (gains) losses on investments	(3,957)	5,147
Gains on sales of assets	(4,361)	(3,136)
Changes in current assets and liabilities, net of acquisitions:
Receivables	14,969	(5,723)
Inventories	(40,885)	(44,080)
Other current assets	(58,308)	34,491
Accounts payable	(93,549)	2,980
Other current liabilities	16,715	13,086
Pension and postretirement benefit plan contributions	(159)	(149)
Other noncurrent changes	(9,794)	1,139
Net cash provided by (used in) continuing operations	(43,677)	112,417
Net cash provided by (used in) discontinued operations	29	(7)
Net cash provided by (used in) operating activities	(43,648)	112,410
Investing activities:
Capital expenditures	(154,049)	(150,288)
Acquisitions, net of cash acquired	—	(524)
Net proceeds from sale or disposition of property and other	7,282	4,586
Investments	(4,257)	(4,442)
Net cash used in investing activities	(151,024)	(150,668)
Financing activities:
Issuance of short-term borrowings	275,000	100,000
Repayment of short-term borrowings	(20,000)	—
Issuance of long-term debt	175,446	150,000
Repayment of long-term debt	(169,891)	(143,622)
Debt issuance costs	(114)	(718)
Net proceeds from issuance of common stock	—	(127)
Dividends paid	(45,246)	(44,229)
Repurchase of common stock	(4,811)	(7,399)
Tax withholding on stock-based compensation	(3,040)	(4,904)
Net cash provided by financing activities	207,344	49,001
Increase in cash and cash equivalents	12,672	10,743
Cash and cash equivalents -- beginning of year	80,517	54,161
Cash and cash equivalents -- end of period	$93,189	$64,904
The accompanying notes are an integral part of these consolidated financial statements.

Index
MDU Resources Group, Inc.
Notes to Consolidated
Financial Statements
March 31, 2023 and 2022
(Unaudited)
Note 1 - Basis of presentation
The accompanying consolidated interim financial statements were prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the 2022 Annual Report. The information is unaudited but includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements and are of a normal recurring nature. Depreciation, depletion and amortization expense is reported separately on the Consolidated Statements of Income and therefore is excluded from the other line items within operating expenses.
As part of the Company's continuous review of its business, the Company announced strategic initiatives in 2022 that are expected to enhance its value. On August 4, 2022, the Company announced that its board of directors approved a plan to pursue the separation of Knife River, the construction materials and contracting segment, from the Company. The separation will result in two independent, publicly traded companies, MDU Resources Group, Inc. and Knife River Holding Company, and is expected to be completed on May 31, 2023, subject to certain conditions, including the SEC declaring the Registration Statement on Form 10 for Knife River Holding Company to be effective. On May 3, 2023, the Company's board of directors approved the separation and the distribution of approximately 90 percent of the issued and outstanding shares of Knife River Holding Company to the Company's stockholders. Stockholders of the Company will receive one share of Knife River Holding Company common stock for every four shares of the Company's common stock held on May 22, 2023, the record date for the distribution. The Company will retain approximately 10 percent of Knife River Holding Company's common stock immediately following the separation with the intent to dispose of such shares within twelve months after the separation. Prior to completing the separation, the Company may adjust the percentage of Knife River Holding Company common stock to be distributed to the Company's stockholders and retained by the Company in response to market and other factors. The separation of Knife River is planned as a tax-free spinoff transaction to the Company’s stockholders for U.S. federal income tax purposes.
The Company's financial results for the quarter ended March 31, 2023, include Knife River. Upon completion of the separation, the historical results of Knife River will be presented as discontinued operations in the Company's Consolidated Financial Statements.
On November 3, 2022, the Company announced its intention to create two pure-play publicly traded companies, one focused on regulated energy delivery and the other on construction materials, and that, to achieve this future structure, the Company's board of directors authorized management to commence a strategic review process of MDU Construction Services. The strategic review is underway and the Company anticipates completing the strategic review during the second quarter of 2023.
Discontinued operations include the supporting activities of Fidelity and are shown in income from discontinued operations on the Consolidated Statements of Income. Unless otherwise indicated, the amounts presented in the accompanying notes to the consolidated financial statements relate to the Company's continuing operations.
Management has also evaluated the impact of events occurring after March 31, 2023, up to the date of the issuance of these consolidated interim financial statements on May 4, 2023, that would require recognition or disclosure in the Consolidated Financial Statements.

Index
Note 2 - New accounting standards
The following table provides a brief description of the accounting pronouncements applicable to the Company and the potential impact on its Consolidated Financial Statements and/or disclosures:

Standard	Description	Effective date	Impact on financial statements/disclosures
Recently adopted accounting standards
ASU 2020-04 - Reference Rate Reform	In March 2020, the FASB issued optional guidance to ease the facilitation of the effects of reference rate reform on financial reporting. The guidance applies to certain contract modifications, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Beginning January 1, 2022, LIBOR or other discontinued reference rates cannot be applied to new contracts. New contracts will incorporate a new reference rate, which includes SOFR. LIBOR or other discontinued reference rates cannot be applied to contract modifications or hedging relationships entered into or evaluated after December 31, 2022. Existing contracts referencing LIBOR or other reference rates expected to be discontinued must identify a replacement rate by June 30, 2023.	Effective as of March 12, 2020 and will continue through December 31, 2022	For more information, see ASU 2022-06 - Reference Rate Reform: Deferral of Sunset Date in recently issued accounting standards not yet adopted.
Recently issued accounting standards not yet adopted
ASU 2022-06 - Reference Rate Reform: Deferral of Sunset Date	In December 2022, the FASB included a sunset provision within ASC 848 based on expectations of when LIBOR would cease being published. At the time ASU 2020-04 was issued, the UK Financial Conduct Authority had established its intent to cease overnight tenors of LIBOR after December 31, 2021. In March 2021, the UK Financial Conduct Authority announced that the intended cessation date of the overnight tenors of LIBOR would be June 30, 2023 which is beyond the current sunset date of ASC 848. The amendments in this Update defer the sunset date of ASC 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in ASC 848.	December 31, 2024	The Company has updated its credit agreements to include language regarding the successor or alternate rate to LIBOR, and a review of other contracts and agreements is on-going. The Company does not expect the guidance to have a material impact on its results of operations, financial position, cash flows or disclosures.
Note 3 - Seasonality of operations
Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results for particular businesses, and for the Company as a whole, may not be indicative of results for the full fiscal year.
Note 4 - Receivables and allowance for expected credit losses
Receivables consist primarily of trade and contracting services contract receivables from the sale of goods and services, which are recorded at the invoiced amount, and contract assets, net of expected credit losses. For more information on contract assets, see Note 8. The Company's trade receivables are all due in 12 months or less. The total balance of receivables past due 90 days or more was $53.5 million, $50.7 million and $45.6 million at March 31, 2023 and 2022, and December 31, 2022, respectively.
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

Index
Details of the Company's expected credit losses were as follows:

	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Total
	(In thousands)
At December 31, 2022	$375	$1,615	$2	$5,477	$2,162	$9,631
Current expected credit loss provision	615	2,324	—	428	826	4,193
Less write-offs charged against the allowance	667	1,225	—	83	51	2,026
Credit loss recoveries collected	145	229	—	—	1	375
At March 31, 2023	$468	$2,943	$2	$5,822	$2,938	$12,173

	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Total
	(In thousands)
At December 31, 2021	$269	$1,506	$2	$5,406	$2,533	$9,716
Current expected credit loss provision	565	1,369	—	(253)	54	1,735
Less write-offs charged against the allowance	597	932	—	27	71	1,627
Credit loss recoveries collected	124	180	—	—	28	332
At March 31, 2022	$361	$2,123	$2	$5,126	$2,544	$10,156
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

	March 31, 2023	March 31, 2022	December 31, 2022
	(In thousands)
Aggregates held for resale	$207,564	$195,489	$199,110
Asphalt oil	101,271	93,816	68,609
Materials and supplies	45,310	35,967	40,056
Merchandise for resale	42,603	33,393	40,296
Natural gas in storage (current)	8,662	10,801	22,533
Other	20,424	10,850	16,921
Total	$425,834	$380,316	$387,525
The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in noncurrent assets - other and was $47.4 million at March 31, 2023 and $47.5 million at both March 31, 2022 and December 31, 2022.

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

	Three Months Ended
	March 31,
	2023	2022
	(In thousands, except per share amounts)
Weighted average common shares outstanding - basic	203,624	203,351
Effect of dilutive performance share awards and restricted stock units	286	40
Weighted average common shares outstanding - diluted	203,910	203,391
Shares excluded from the calculation of diluted earnings per share	—	—
Dividends declared per common share	$.2225	$.2175
Note 7 - Accumulated other comprehensive loss
The after-tax changes in the components of accumulated other comprehensive loss were as follows:

	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2022	$(125)	$(29,900)	$(558)	$(30,583)
Other comprehensive income before reclassifications	—	—	70	70
Amounts reclassified from accumulated other comprehensive loss	34	100	13	147
Net current-period other comprehensive income	34	100	83	217
At March 31, 2023	$(91)	$(29,800)	$(475)	$(30,366)

	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2021	$(538)	$(40,461)	$(5)	$(41,004)
Other comprehensive loss before reclassifications	—	—	(320)	(320)
Amounts reclassified from accumulated other comprehensive loss	112	445	32	589
Net current-period other comprehensive income (loss)	112	445	(288)	269
At March 31, 2022	$(426)	$(40,016)	$(293)	$(40,735)

Index
The following amounts were reclassified out of accumulated other comprehensive loss into net income. The amounts presented in parenthesis indicate a decrease to net income on the Consolidated Statements of Income. The reclassifications were as follows:

	Three Months Ended		Location on Consolidated Statements of Income
	March 31,
	2023	2022
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income	$(45)	$(148)	Interest expense
	11	36	Income taxes
	(34)	(112)
Amortization of postretirement liability losses included in net periodic benefit credit	(134)	(609)	Other income
	34	164	Income taxes
	(100)	(445)
Reclassification adjustment on available-for-sale investments included in net income	(16)	(40)	Other income
	3	8	Income taxes
	(13)	(32)
Total reclassifications	$(147)	$(589)
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

Three Months Ended March 31, 2023	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$37,825	$327,651	$—	$—	$—	$—	$365,476
Commercial utility sales	36,347	204,927	—	—	—	—	241,274
Industrial utility sales	10,763	16,838	—	—	—	—	27,601
Other utility sales	1,774	—	—	—	—	—	1,774
Natural gas transportation	—	13,504	34,983	—	—	—	48,487
Natural gas storage	—	—	3,861	—	—	—	3,861
Contracting services	—	—	—	114,983	—	—	114,983
Construction materials	—	—	—	232,502	—	—	232,502
Intrasegment eliminations	—	—	—	(39,585)	—	—	(39,585)
Electrical & mechanical specialty contracting	—	—	—	—	590,263	—	590,263
Transmission & distribution specialty contracting	—	—	—	—	152,022	—	152,022
Other	11,878	4,721	1,859	—	33	4,739	23,230
Intersegment eliminations	(122)	(150)	(26,410)	(132)	(214)	(4,739)	(31,767)
Revenues from contracts with customers	98,465	567,491	14,293	307,768	742,104	—	1,730,121
Revenues out of scope	(2,863)	(1,974)	38	—	12,015	—	7,216
Total external operating revenues	$95,602	$565,517	$14,331	$307,768	$754,119	$—	$1,737,337

Index

Three Months Ended March 31, 2022	Electric	Natural gas distribution	Pipeline	Construction materials and contracting	Construction services	Other	Total
	(In thousands)
Residential utility sales	$37,304	$258,816	$—	$—	$—	$—	$296,120
Commercial utility sales	35,600	163,609	—	—	—	—	199,209
Industrial utility sales	10,306	13,024	—	—	—	—	23,330
Other utility sales	1,750	—	—	—	—	—	1,750
Natural gas transportation	—	12,381	31,574	—	—	—	43,955
Natural gas storage	—	—	3,719	—	—	—	3,719
Contracting services	—	—	—	114,267	—	—	114,267
Construction materials	—	—	—	241,732	—	—	241,732
Intrasegment eliminations	—	—	—	(46,033)	—	—	(46,033)
Electrical & mechanical specialty contracting	—	—	—	—	392,808	—	392,808
Transmission & distribution specialty contracting	—	—	—	—	148,466	—	148,466
Other	12,753	2,609	1,709	—	48	4,341	21,460
Intersegment eliminations	(124)	(136)	(25,940)	(130)	(1,059)	(4,341)	(31,730)
Revenues from contracts with customers	97,589	450,303	11,062	309,836	540,263	—	1,409,053
Revenues out of scope	(3,995)	115	58	—	11,328	—	7,506
Total external operating revenues	$93,594	$450,418	$11,120	$309,836	$551,591	$—	$1,416,559

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
Contract balances
The timing of revenue recognition may differ from the timing of invoicing to customers. The timing of invoicing to customers does not necessarily correlate with the timing of revenues being recognized under the cost-to-cost method of accounting. Contracts from construction work are billed as work progresses in accordance with agreed upon contractual terms. Generally, billing to the customer occurs contemporaneous to revenue recognition. A variance in timing of the billings may result in a contract asset or a contract liability. A contract asset occurs when revenues are recognized under the cost-to-cost measure of progress, which exceeds amounts billed on uncompleted contracts. Such amounts will be billed as standard contract terms allow, usually based on various measures of performance or achievement. A contract liability occurs when there are billings in excess of revenues recognized under the cost-to-cost measure of progress on uncompleted contracts. Contract liabilities decrease as revenue is recognized from the satisfaction of the related performance obligation.
The changes in contract assets and liabilities were as follows:

	March 31, 2023	December 31, 2022	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$212,687	$185,289	$27,398	Receivables, net
Contract liabilities - current	(202,788)	(208,204)	5,416	Accounts payable
Contract liabilities - noncurrent	(442)	(6)	(436)	Noncurrent liabilities - other
Net contract assets (liabilities)	$9,457	$(22,921)	$32,378
The Company recognized $154.9 million in revenue for the three months ended March 31, 2023, which was previously included in contract liabilities at December 31, 2022. The Company recognized $121.8 million in revenue for the three months ended March 31, 2022, which was previously included in contract liabilities at December 31, 2021.
The Company recognized a net increase in revenues of $21.3 million and $23.5 million for the three months ended March 31, 2023 and 2022, respectively, from performance obligations satisfied in prior periods.

Index
Remaining performance obligations
The remaining performance obligations, also referred to as backlog, at the construction materials and contracting and construction services segments include unrecognized revenues that the Company reasonably expects to be realized. These unrecognized revenues can include: projects that have a written award, a letter of intent, a notice to proceed, an agreed upon work order to perform work on mutually accepted terms and conditions and change orders or claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Excluded from remaining performance obligations are potential orders under master service agreements. The majority of the Company's contracting services contracts have an original duration of less than two years.
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
At March 31, 2023, the Company's remaining performance obligations were $3.7 billion. The Company expects to recognize the following revenue amounts in future periods related to these remaining performance obligations: $2.6 billion within the next 12 months or less; $454.5 million within the next 13 to 24 months; and $592.8 million in 25 months or more.
Note 9 - Business combinations
The following acquisition was accounted for as a business combination in accordance with ASC 805 - Business Combinations. The results of the business combination have been included in the Consolidated Financial Statements beginning on the acquisition date. Pro forma financial amounts reflecting the effects of the business combination are not presented because it was not material to the Company's financial position or results of operations.
Acquisitions are also subject to customary adjustments based on, among other things, the amount of cash, debt and working capital in the business as of the closing date. The amounts included in the Consolidated Balance Sheets for these adjustments are considered provisional until final settlement has occurred.
The Company had no acquisitions in the three months ended March 31, 2023. In December 2022, the construction materials and contracting segment acquired Allied Concrete and Supply Co., a producer of ready-mixed concrete in California. At March 31, 2023, the purchase price allocation was considered preliminary and will be finalized within 12 months of the acquisition date.
The total purchase price for acquisitions that occurred in 2022 was $8.9 million, subject to certain adjustments, with cash acquired totaling $2.8 million. The purchase price includes consideration paid of $1.5 million, a $70,000 holdback liability, and 273,153 shares of common stock with a market value of $8.4 million as of the respective acquisition date. Due to the holding period restriction on the common stock, the share consideration was discounted to a fair value of approximately $7.3 million. The amounts allocated to the aggregated assets acquired and liabilities assumed during 2022 were as follows: $1.7 million to current assets; $5.9 million to property, plant and equipment; $200,000 to goodwill; $100,000 to current liabilities; $500,000 to noncurrent liabilities - other and $1.2 million to deferred tax liabilities.
Costs incurred for acquisitions are included in operation and maintenance expense on the Consolidated Statements of Income and were immaterial for both the three months ended March 31, 2023 and 2022.
Note 10 - Leases
The Company's leases primarily include operating leases for equipment, buildings, easements and vehicles. The Company leases certain equipment to third parties through its utility and construction services segments, which are considered short-term operating leases with terms of less than 12 months.
The Company recognized revenue from operating leases of $12.2 million and $11.4 million for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, the Company had $9.1 million of lease receivables with a majority due within 12 months.

Index
Note 11 - Goodwill and other intangible assets
The changes in the carrying amount of goodwill were as follows:

	Balance at January 1, 2023	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at March 31, 2023
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	274,540	—	—	274,540
Construction services	143,224	—	—	143,224
Total	$763,500	$—	$—	$763,500

	Balance at January 1, 2022	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at March 31, 2022
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	276,426	—	(2,124)	274,302
Construction services	143,224	—	—	143,224
Total	$765,386	$—	$(2,124)	$763,262

	Balance at January 1, 2022	Goodwill Acquired During the Year	Measurement Period Adjustments	Balance at December 31, 2022
	(In thousands)
Natural gas distribution	$345,736	$—	$—	$345,736
Construction materials and contracting	276,426	238	(2,124)	274,540
Construction services	143,224	—	—	143,224
Total	$765,386	$238	$(2,124)	$763,500
Other amortizable intangible assets were as follows:

	March 31, 2023	March 31, 2022	December 31, 2022
	(In thousands)
Customer relationships	$28,990	$28,990	$28,990
Less accumulated amortization	14,680	10,846	13,724
	14,310	18,144	15,266
Noncompete agreements	4,331	4,591	4,591
Less accumulated amortization	3,405	3,016	3,529
	926	1,575	1,062
Other	2,479	6,969	5,280
Less accumulated amortization	1,381	5,299	4,076
	1,098	1,670	1,204
Total	$16,334	$21,389	$17,532
The previous tables include goodwill and intangible assets associated with the business combinations completed during 2022. For more information related to these business combinations, see Note 9.
Amortization expense for amortizable intangible assets for both the three months ended March 31, 2023 and 2022, was $1.2 million. Estimated amortization expense for identifiable intangible assets as of March 31, 2023, was:

	Remainder of 2023	2024	2025	2026	2027	Thereafter
	(In thousands)
Amortization expense	$3,393	$4,249	$2,200	$1,782	$1,759	$2,951

Index
Note 12 - Regulatory assets and liabilities
The following table summarizes the individual components of unamortized regulatory assets and liabilities:

	Estimated Recovery or Refund Period as of March 31, 2023	*	March 31, 2023	March 31, 2022	December 31, 2022
			(In thousands)
Regulatory assets:
Current:
Natural gas costs recoverable through rate adjustments	Up to 1 year		$198,166	$66,132	$141,306
Conservation programs	Up to 1 year		8,599	7,567	8,544
Cost recovery mechanisms	Up to 1 year		3,954	3,432	4,019
Other	Up to 1 year		5,599	11,947	11,223
			216,318	89,078	165,092
Noncurrent:
Pension and postretirement benefits	**		143,349	142,681	143,349
Cost recovery mechanisms	Up to 10 years		65,732	67,989	67,171
Plant costs/asset retirement obligations	Over plant lives		44,131	63,325	44,462
Manufactured gas plant site remediation	-		26,605	26,089	26,624
Environmental compliance programs	-		21,942	—	—
Plant to be retired	-		21,072	29,452	21,525
Taxes recoverable from customers	Over plant lives		12,198	12,492	12,330
Long-term debt refinancing costs	Up to 37 years		3,041	3,636	3,188
Other	Up to 16 years		11,430	13,564	11,010
			349,500	359,228	329,659
Total regulatory assets			$565,818	$448,306	$494,751
Regulatory liabilities:
Current:
Electric fuel and purchased power deferral	Up to 1 year		9,630	—	4,929
Natural gas costs refundable through rate adjustments	Up to 1 year		6,331	13,107	955
Conservation programs	Up to 1 year		3,834	144	4,126
Cost recovery mechanisms	Up to 1 year		2,926	2,550	1,977
Taxes refundable to customers	Up to 1 year		1,513	3,470	3,937
Refundable fuel and electric costs	Up to 1 year		1,179	316	3,253
Other	Up to 1 year		18,982	11,599	7,263
			44,395	31,186	26,440
Noncurrent:
Plant removal and decommissioning costs	Over plant lives		214,467	171,485	208,650
Taxes refundable to customers	Over plant lives		200,879	212,472	203,222
Cost recovery mechanisms	Up to 19 years		16,313	9,508	14,025
Accumulated deferred investment tax credit	Up to 19 years		13,996	13,352	13,594
Pension and postretirement benefits	**		7,376	20,434	7,376
Other	Up to 15 years		1,638	6,377	1,587
			454,669	433,628	448,454
Total regulatory liabilities			$499,064	$464,814	$474,894
Net regulatory position			$66,754	$(16,508)	$19,857
*Estimated recovery or refund period for amounts currently being recovered or refunded in rates to customers.
**    Recovered as expense is incurred or cash contributions are made.

At March 31, 2023 and 2022, and December 31, 2022, approximately $255.6 million, $268.1 million and $242.5 million, respectively, of regulatory assets were not earning a rate of return; however, these regulatory assets are expected to be recovered from customers in future rates. These assets are largely comprised of the unfunded portion of pension and postretirement benefits, accelerated depreciation on plant retirement, the estimated future cost of manufactured gas plant site remediation and the costs associated with environmental compliance.
The Company is subject to environmental compliance regulations in certain states which require natural gas distribution companies to reduce overall GHG emissions to certain thresholds as established by each applicable state. Compliance with these standards may be achieved through increased energy efficiency and conservation measures, purchased emission allowances and offsets,

Index
purchases of community climate investment credits and purchases of low carbon fuels. Emission allowances are allocated by the respective states to the Company at no cost, of which a portion is required to be sold at auction. The Company expects the compliance costs for these regulations and the revenues from the sale of the allocated emissions allowances will be passed through to customers in rates and has, accordingly, deferred the environmental compliance obligation as a regulatory asset.
In the last half of 2021 through 2022, the Company experienced high natural gas costs due to increase in demand outpacing the supply along with the impact of global events. Additionally, in December 2022 and January 2023, natural gas prices significantly increased across the Pacific Northwest from multiple price-pressuring events including wide-spread below-normal temperatures and higher natural gas consumption; reduced natural gas flows due to pipeline constraints, including maintenance in West Texas; and historically low regional natural gas storage levels. This increase in natural gas costs experienced in certain jurisdictions was partially offset by the recovery of prior period natural gas costs being recovered over a period longer than the normal one-year period.
For a discussion of the Company's most recent cases by jurisdiction, see Note 19.
In February 2019, the Company announced the retirement of three aging coal-fired electric generating units. The Company accelerated the depreciation related to these facilities in property, plant and equipment and recorded the difference between the accelerated depreciation, in accordance with GAAP, and the depreciation approved for rate-making purposes as regulatory assets. Requests were filed with the NDPSC and SDPUC, and subsequently approved, to offset the savings associated with the cessation of operations of these units with the amortization of the deferred regulatory assets. The Company ceased operations of Lewis & Clark Station in March 2021 and Units 1 and 2 at Heskett Station in February 2022. The Company subsequently reclassified the costs being recovered for these facilities from plant retirement to cost recovery mechanisms in the previous table and began amortizing the associated plant retirement and closure costs in the jurisdictions where requests were filed. The Company expects to recover the regulatory assets related to the plant retirements in future rates.
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
Note 13 - Environmental allowances and obligations
The Company's natural gas distribution segment acquires environmental allowances as part of its requirement to comply with environmental regulations in certain states. Allowances are allocated by the respective states to the Company at no cost and additional allowances are required to be purchased as needed based on the requirements in the respective states. The segment records purchased and allocated environmental allowances at weighted average cost under the inventory method of accounting. Environmental allowances are included in noncurrent assets - other on the Consolidated Balance Sheets.
Environmental compliance obligations, which are based on GHG emissions, are measured at the carrying value of environmental allowances held plus the estimated value of additional allowances necessary to satisfy the compliance obligation. Environmental compliance obligations are included in noncurrent liabilities - other on the Consolidated Balance Sheets. At March 31, 2023, the Company accrued $21.9 million in compliance obligations.
As environmental allowances are surrendered, the segment reduces the associated environmental compliance assets and liabilities from the Consolidated Balance Sheets. The expenses associated with the Company’s environmental allowances and obligations are deferred as regulatory assets. For more information on the Company’s regulatory assets and liabilities, see Note 12.
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
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of insurance contracts, to satisfy its obligations under its unfunded, nonqualified defined benefit and defined contribution plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $105.9 million, $105.4 million and $98.0 million, at March 31, 2023 and 2022, and December 31, 2022, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized gain on these investments was $3.8 million for the three months ended March 31, 2023. The net unrealized loss on these investments was $5.8 million for the three months ended March 31, 2022. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Income.
The Company did not elect the fair value option, which records gains and losses in income, for its available-for-sale securities, which include mortgage-backed securities and U.S. Treasury securities. These available-for-sale securities are recorded at fair value

Index
and are classified as investments on the Consolidated Balance Sheets. Unrealized gains or losses are recorded in accumulated other comprehensive loss. Details of available-for-sale securities were as follows:

March 31, 2023	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,557	$3	$561	$7,999
U.S. Treasury securities	3,023	8	51	2,980
Total	$11,580	$11	$612	$10,979

March 31, 2022	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,778	$3	$310	$8,471
U.S. Treasury securities	2,688	—	63	2,625
Total	$11,466	$3	$373	$11,096

December 31, 2022	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,928	$2	$636	$8,294
U.S. Treasury securities	2,608	—	72	2,536
Total	$11,536	$2	$708	$10,830
The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at March 31, 2023, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2023
	(In thousands)
Assets:
Money market funds	$—	$7,919	$—	$7,919
Insurance contracts*	—	105,857	—	105,857
Available-for-sale securities:
Mortgage-backed securities	—	7,999	—	7,999
U.S. Treasury securities	—	2,980	—	2,980
Total assets measured at fair value	$—	$124,755	$—	$124,755
*    The insurance contracts invest approximately 61 percent in fixed-income investments, 15 percent in common stock of large-cap companies, 8 percent in common stock of mid-cap companies, 7 percent in target date investments, 6 percent in common stock of small-cap companies, 2 percent in cash equivalents and 1 percent in international investments.

Index

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
*    The insurance contracts invest approximately 63 percent in fixed-income investments, 15 percent in common stock of large-cap companies, 8 percent in common stock of mid-cap companies, 6 percent in common stock of small-cap companies, 6 percent in target date investments and 2 percent in cash equivalents.

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
The Company performed fair value assessments of the assets acquired and liabilities assumed in the business combination that occurred during 2022. The fair value of these assets and liabilities were determined based on Level 2 and Level 3 inputs.

Index
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	March 31, 2023	March 31, 2022	December 31, 2022
	(In thousands)
Carrying amount	$2,847,068	$2,747,763	$2,841,425
Fair value	$2,535,125	$2,755,041	$2,469,625
The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 15 - Debt
Certain debt instruments of the Company's subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the debt agreements, the subsidiary companies must be in compliance with the applicable covenants and certain other conditions, all of which the subsidiaries, as applicable, were in compliance with at March 31, 2023. In the event the subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
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
Short-term debt
Cascade On January 20, 2023, Cascade entered into a $150.0 million term loan agreement with a SOFR-based interest rate and a maturity date of January 19, 2024. The agreement contains customary covenants and provisions, including a covenant of Cascade not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.
Intermountain On January 20, 2023, Intermountain entered into a $125.0 million term loan agreement with a SOFR-based interest rate and a maturity date of January 19, 2024. In March 2023, Intermountain paid down $20.0 million of the outstanding balance. The agreement contains customary covenants and provisions, including a covenant of Intermountain not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.
Centennial On March 18, 2022, Centennial entered into a $100.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of March 17, 2023. On March 17, 2023, Centennial amended this agreement to extend the maturity date to September 15, 2023. The agreement contains customary covenants and provisions, including a covenant of Centennial not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.

Index
Long-term debt
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at March 31, 2023	March 31, 2023	March 31, 2022	December 31, 2022
		(In thousands)
Senior Notes due on dates ranging from May 15, 2023 to June 15, 2062	4.32%	$2,258,500	$2,275,000	$2,258,500
Commercial paper supported by revolving credit agreements	6.18%	462,600	348,500	415,500
Medium-Term Notes due on dates ranging from September 15, 2027 to March 16, 2029	7.32%	35,000	35,000	35,000
Credit agreements due on dates ranging from December 19, 2024 to November 30, 2027	8.04%	89,144	85,800	130,000
Term Loan Agreement due on September 3, 2032	3.64%	7,000	7,700	7,000
Other notes due on dates ranging from January 1, 2024 to January 1, 2061	1.43%	1,561	2,445	2,253
Less unamortized debt issuance costs		6,453	6,605	6,542
Less discount		284	77	286
Total long-term debt		2,847,068	2,747,763	2,841,425
Less current maturities		78,031	147,953	78,031
Net long-term debt		$2,769,037	$2,599,810	$2,763,394
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs and discount, at March 31, 2023, were as follows:

	Remainder of 2023	2024	2025	2026	2027	Thereafter
	(In thousands)
Long-term debt maturities	$78,031	$601,846	$177,802	$140,802	$111,452	$1,743,872
Note 16 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Interest, net*	$28,442	$15,657
Income taxes paid (refunded), net	$8,122	$(363)
*    AFUDC - borrowed was $2.4 million and $586,000 for the three months ended March 31, 2023 and 2022, respectively.

Noncash investing and financing transactions were as follows:

	March 31, 2023	March 31, 2022	December 31, 2022
	(In thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$15,095	$10,175	$50,921
Property, plant and equipment additions in accounts payable	$32,171	$25,730	$49,602
Accrual for holdback payment related to a business combination	$—	$—	$70
Stock issued in connection with a business combination	$—	$—	$7,304

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
The information below follows the same accounting policies as described in Note 2 of the Notes to Consolidated Financial Statements in the 2022 Annual Report. Information on the Company's segments was as follows:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
External operating revenues:
Regulated operations:
Electric	$95,602	$93,594
Natural gas distribution	565,517	450,418
Pipeline	12,638	9,444
	673,757	553,456
Non-regulated operations:
Pipeline	1,693	1,676
Construction materials and contracting	307,768	309,836
Construction services	754,119	551,591
Other	—	—
	1,063,580	863,103
Total external operating revenues	$1,737,337	$1,416,559

Index

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Intersegment operating revenues:
Regulated operations:
Electric	$122	$124
Natural gas distribution	150	136
Pipeline	26,259	25,933
	26,531	26,193
Non-regulated operations:
Pipeline	151	7
Construction materials and contracting	132	130
Construction services	214	1,059
Other	4,739	4,341
	5,236	5,537
Total intersegment operating revenues	$31,767	$31,730

Operating income (loss):
Electric	$21,091	$15,044
Natural gas distribution	58,505	56,256
Pipeline	13,040	11,882
Construction materials and contracting	(44,563)	(44,605)
Construction services	35,217	29,498
Other	(8,818)	(732)
Total operating income	$74,472	$67,343

Net income (loss):
Regulated operations:
Electric	$16,607	$11,278
Natural gas distribution	38,928	36,315
Pipeline	8,759	7,956
	64,294	55,549
Non-regulated operations:
Pipeline	(460)	(619)
Construction materials and contracting	(41,320)	(40,010)
Construction services	26,074	21,324
Other	(10,245)	(4,511)
	(25,951)	(23,816)
Income from continuing operations	38,343	31,733
Discontinued operations, net of tax	10	30
Net income	$38,353	$31,763
A reconciliation of reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Operating revenues reconciliation:
Total reportable segment operating revenues	$1,764,365	$1,443,948
Other revenue	4,739	4,341
Elimination of intersegment operating revenues	(31,767)	(31,730)
Total consolidated operating revenues	$1,737,337	$1,416,559

Index
Note 18 - Employee benefit plans
Pension and other postretirement plans
The Company has noncontributory qualified defined benefit pension plans and other postretirement benefit plans for certain eligible employees.
Components of net periodic benefit credit for the Company's pension benefit plans were as follows:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Components of net periodic benefit credit:
Interest cost	$3,789	$2,631
Expected return on assets	(4,749)	(4,864)
Amortization of net actuarial loss	901	1,671
Net periodic benefit credit	$(59)	$(562)
Components of net periodic benefit credit for the Company's other postretirement benefit plans were as follows:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Components of net periodic benefit credit:
Service cost	$227	$354
Interest cost	670	474
Expected return on assets	(1,341)	(1,322)
Amortization of prior service credit	(350)	(350)
Amortization of net actuarial gain	(213)	(54)
Net periodic benefit credit, including amount capitalized	(1,007)	(898)
Less amount capitalized	24	31
Net periodic benefit credit	$(1,031)	$(929)

The components of net periodic benefit credit, other than the service cost component, are included in other income on the Consolidated Statements of Income. The service cost component is included in operation and maintenance expense on the Consolidated Statements of Income.
Nonqualified defined benefit plans
In addition to the qualified defined benefit pension plans reflected in the table at the beginning of this note, the Company also has unfunded, nonqualified defined benefit plans for executive officers and certain key management employees. The Company's net periodic benefit cost for these plans was $936,000 and $773,000 for the three months ended March 31, 2023 and 2022, respectively. The components of net periodic benefit cost for these plans are included in other income on the Consolidated Statements of Income.
Note 19 - Regulatory matters
The Company regularly reviews the need for electric and natural gas rate changes in each of the jurisdictions in which service is provided. The Company files for rate adjustments to seek recovery of operating costs and capital investments, as well as reasonable returns as allowed by regulators. Certain regulatory proceedings and cases may also contain recurring mechanisms that can have an annual true-up. Examples of these recurring mechanisms include: infrastructure riders, transmission trackers, renewable resource cost adjustment riders, as well as weather normalization and decoupling mechanisms. The following paragraphs summarize the Company's significant open regulatory proceedings and cases by jurisdiction including updates to those reported in the 2022 Annual Report and should be read in conjunction with previous filings. The Company is unable to predict the ultimate outcome of these matters, the timing of final decisions of the various regulators and courts, or the effect on the Company's results of operations, financial position or cash flows.
IPUC
Intermountain filed a request with the IPUC for a natural gas general rate increase on December 1, 2022. The request was for an increase of $11.3 million annually or 3.2 percent above current rates, which was revised on March 9, 2023, to $6.8 million annually or 1.9 percent above current rates. The requested increase is primarily to recover investments made since the last rate case in 2016 and the depreciation, operation and maintenance expenses and taxes associated with the increased investments. A

Index
settlement in principle has been reached and is expected to be filed with the IPUC no later than May 15, 2023. This matter is pending before the IPUC.
MTPSC
On November 4, 2022, Montana-Dakota filed an application with the MTPSC for an electric general rate increase of approximately $10.5 million annually or 15.2 percent above current rates, which was revised on March 15, 2023, to $11.5 million annually or 17.0 percent above current rates to reflect the loss of a large industrial customer. The requested increase is primarily to recover investments made since the last rate case, including Heskett Unit 4, increases in operation and maintenance expenses, and increases in property taxes. On January 24, 2023, the MTPSC approved Montana-Dakota's request for an interim increase of approximately $1.7 million or 2.7 percent above current rates, subject to refund, effective February 1, 2023. The MTPSC has 9 months to render a final decision on the rate case. The matter is pending before the MTPSC with a hearing scheduled for June 20, 2023.
NDPSC
On May 16, 2022, Montana-Dakota filed an application with the NDPSC for an electric general rate increase of approximately $25.4 million annually or 12.3 percent above current rates. The requested increase is primarily to recover investments in production, transmission and distribution facilities and the associated depreciation, operation and maintenance expenses and taxes associated with the increased investment. On July 14, 2022, the NDPSC approved an interim rate increase of approximately $10.9 million annually or 5.3 percent above current rates, subject to refund, for service rendered on and after July 15, 2022. The lower interim rate increase is largely due to excluding the recovery of Heskett Unit 4 from interim rates due to not being in service until summer of 2023. On April 26, 2023, the Company filed with the NDPSC an all-party settlement reflecting an annual revenue increase of $15.3 million or 7.4 percent overall. The reduction from the original filing includes a return on equity of 9.75 percent and maintaining depreciation expense at current levels. A hearing was held May 2, 2023. The matter is pending before the NDPSC.
WUTC
On March 24, 2022, Cascade filed a request for tariff revision with the WUTC to rectify an inadvertent IRS normalization violation resulting from its tariff established in 2018 that passes back to customers the reversal of plant-related excess deferred income taxes through an annual rate adjustment. This request was made in response to the issuances of an IRS private letter ruling to another Washington utility with the same annual rate adjustment tariff, which addressed its normalization violations. The private letter ruling concluded the tariff to refund excess deferred income taxes without corresponding adjustments for other components of rate base or changes in depreciation or income tax expense, is an impermissible methodology under the IRS normalization and consistency rules. Cascade's request proposed a similar remedy through the tariff to recover the excess amounts refunded to customers while this tariff has been in place, and revised the method going forward to reflect excess deferred income taxes in rates in the same manner as other components of rate base from its most recent general rate case. Cascade requested recovery of the excess refunded to customers of approximately $3.3 million and elimination of the currently deferred, but not yet refunded balance. A multi-party settlement was filed with the WUTC on October 21, 2022. On January 23, 2023, the WUTC denied recovery of the excess refunded to customers, but approved the tariff revision going forward to rectify the inadvertent normalization violation. On February 1, 2023, Cascade filed a motion for clarification with the WUTC on the currently deferred but not yet refunded balance. A clarifying conference was held on February 27, 2023, resulting in approval to reverse the currently deferred but not yet refunded balance of approximately $1.1 million. On February 28, 2023, this matter was finalized by the WUTC with rates effective March 1, 2023.
FERC
On January 27, 2023, WBI Energy Transmission filed a general rate case with the FERC for increases in its transportation and storage services rates that also includes a Greenhouse Gas Cost Recovery Mechanism for anticipated future costs. New rates, which are pending FERC approval, will be in effect August 1, 2023.
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
At March 31, 2023 and 2022, and December 31, 2022, the Company accrued contingent liabilities, which have not been discounted, of $25.4 million, $30.0 million and $32.9 million, respectively. At March 31, 2023 and 2022, and December 31, 2022, the Company also recorded corresponding insurance receivables of $3.3 million, $7.1 million and $10.4 million,

Index
respectively, and regulatory assets of $20.9 million, $20.8 million and $20.9 million, respectively, related to the accrued liabilities. The accruals are for contingencies resulting from litigation and environmental matters. This includes amounts that have been accrued for matters discussed in Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
Environmental matters
The Company is a party to claims for the cleanup of environmental contamination at certain manufactured gas plant sites, as well as a superfund site. There were no material changes to the Company's environmental matters that were previously reported in the 2022 Annual Report.
Guarantees
Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, insurance deductibles and loss limits, and certain other guarantees. At March 31, 2023, the fixed maximum amounts guaranteed under these agreements aggregate $350.0 million. Certain of the guarantees also have no fixed maximum amounts specified. At March 31, 2023, the amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate to $28.3 million in 2023; $144.1 million in 2024; $163.3 million in 2025; $1.5 million in 2026; $1.0 million in 2027; $300,000 thereafter; and $11.5 million, which has no scheduled maturity date. There were no amounts outstanding under the previously mentioned guarantees at March 31, 2023. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.
Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At March 31, 2023, the fixed maximum amounts guaranteed under these letters of credit aggregated $26.0 million. At March 31, 2023, the amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $25.6 million in 2023, $400,000 in 2024. There were no amounts outstanding under the previously mentioned letters of credit at March 31, 2023. In the event of default under these letter of credit obligations, the subsidiary guaranteeing the letter of credit would be obligated for reimbursement of payments made under the letter of credit.
In addition, Centennial, Knife River and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial, Knife River or MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company were reflected on the Consolidated Balance Sheet at March 31, 2023.
In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. At March 31, 2023, approximately $1.6 billion of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.

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
At March 31, 2023, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $29.1 million.
Note 21 - Subsequent event
On April 21, 2023, Intermountain repaid an additional $30.0 million of the $125.0 million term loan agreement issued on January 20, 2023. For more information on this debt agreement, see Note 15.
On April 25, 2023, Knife River Holding Company issued $425.0 million of 7.75 percent senior notes due May 1, 2031, pursuant to an indenture agreement. The proceeds from the issuance of these notes will be held in escrow until the effective date of the Knife River separation or, if the separation does not occur within the time frame specified, released back to the lenders, along with accrued interest.
On May 1, 2023, the Company entered into a $75.0 million term loan agreement with a SOFR-based interest rate and a maturity date of November 1, 2023. The agreement contains customary covenants and provisions, including a covenant of the Company not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.

On May 3, 2023, the Company's board of directors approved the separation and the distribution of approximately 90 percent of the issued and outstanding shares of Knife River Holding Company to the Company's stockholders. Stockholders of the Company will receive one share of Knife River Holding Company common stock for every four shares of the Company's common stock held on May 22, 2023, the record date for the distribution. The Company will retain approximately 10 percent of Knife River Holding Company's common stock immediately following the separation with the intent to dispose of such shares within twelve months after the separation. Prior to completing the separation, the Company may adjust the percentage of Knife River Holding Company common stock to be distributed to the Company's stockholders and retained by the Company in response to market and other factors. The separation is expected to be complete May 31, 2023, subject to certain conditions, including the SEC declaring the registration statement on Form 10 for Knife River Holding Company to be effective.

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
Strategic Initiatives As part of the Company's continuous review of its business, the Company announced strategic initiatives in 2022 that are expected to enhance its value. The Company incurred costs in connection with the announced strategic initiatives in 2022 and 2023, as noted in the Business Segment Financial and Operating Data section, and expects to continue to incur these costs until the initiatives are completed.
On August 4, 2022, the Company announced that its board of directors approved a plan to pursue the separation of Knife River, the construction materials and contracting segment, from the Company. The separation will result in two independent, publicly traded companies, MDU Resources Group, Inc. and Knife River Holding Company, and is expected to be completed on May 31, 2023, subject to certain conditions, including the SEC declaring the Registration Statement on Form 10 for Knife River Holding Company to be effective. On May 3, 2023, the Company's board of directors approved the separation and the distribution of approximately 90 percent of the issued and outstanding shares of Knife River Holding Company to the Company's stockholders. Stockholders of the Company will receive one share of Knife River Holding Company common stock for every four shares of the Company's common stock held on May 22, 2023, the record date for the distribution. The Company will retain approximately 10 percent of Knife River Holding Company's common stock immediately following the separation with the intent to dispose of such shares within twelve months after the separation. Prior to completing the separation, the Company may adjust the percentage of Knife River Holding Company common stock to be distributed to the Company's stockholders and retained by the Company in response to market and other factors. The separation of Knife River is planned as a tax-free spinoff transaction to the Company’s stockholders for U.S. federal income tax purposes. More information on the separation and distribution can be found within the Form 10, which is not incorporated by reference herein.
On November 3, 2022, the Company announced its intention to create two pure-play publicly traded companies, one focused on regulated energy delivery and the other on construction materials, and that, to achieve this future structure, the Company's board of directors authorized management to commence a strategic review process of MDU Construction Services. The strategic review is underway and the Company anticipates completing the strategic review during the second quarter of 2023. For more information on the strategic initiatives, see Part II, Item IA. Risk Factors in this quarterly report, Part 1, Item 1A. Risk Factors in the 2022 Annual Report and subsequent filings with the SEC.
Market Trends While recent banking and economic issues has created some disruption in the commercial paper market, the Company has not experienced liquidity issues. Further, the Company has the ability to borrow against the revolving credit facilities of Centennial and Montana-Dakota, providing the Company with flexibility in the current commercial paper market. The Company continues to monitor financial services disruptions but does not have any material exposure to recently distressed financial institutions. Rising interest rates have resulted in and will likely continue to result in higher borrowing costs on new debt, resulting in impacts to the Company's asset valuations and negatively impacting the purchasing power of its customers.
The Company continues to manage the inflationary pressures experienced throughout the United States, including the impact that inflation, rising interest rates, commodity price volatility and supply chain disruptions may have on its business and customers and proactively looks for ways to lessen the impact to its business. The Company has continued to evaluate its businesses and has increased pricing for its products and services where possible. The ability to raise selling prices to cover higher costs due to inflation are subject to customer demand, industry competition and the availability of materials, among other things.
For more information on possible impacts of these trends to the Company's businesses, see the Outlook for each segment below and Part I, Item 1A. Risk Factors in the 2022 Annual Report.
Forward-Looking Statements
The following sections contain forward-looking statements within the meaning of Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions, and include statements concerning plans, trends, objectives, goals, strategies, future events, including the separation of Knife River or the proposed structure of two pure-play publicly traded companies, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within Business Segment Financial and Operating Data.

Index
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
Any forward-looking statement contained in this document speaks only as of the date on which the statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law. New factors emerge from time to time, and it is not possible for management to predict all the factors, nor can it assess the effect of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements reported in Part II, Item 1A. Risk Factors in this quarterly report, Part I, Item 1A. Risk Factors in the 2022 Annual Report and subsequent filings with the SEC.
Consolidated Earnings Overview
The following table summarizes the contribution to the consolidated income by each of the Company's business segments.

	Three Months Ended
	March 31,
	2023	2022
	(In millions, except per share amounts)
Electric	$16.6	$11.3
Natural gas distribution	38.9	36.3
Pipeline	8.3	7.3
Construction materials and contracting	(41.3)	(40.0)
Construction services	26.1	21.3
Other	(10.3)	(4.5)
Income from continuing operations	38.3	31.7
Discontinued operations, net of tax	—	—
Net income	$38.3	$31.7
Earnings per share - basic:
Income from continuing operations	$.19	$.16
Discontinued operations, net of tax	—	—
Earnings per share - basic	$.19	$.16
Earnings per share - diluted:
Income from continuing operations	$.19	$.16
Discontinued operations, net of tax	—	—
Earnings per share - diluted	$.19	$.16
Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022 The Company's consolidated earnings increased $6.6 million.
The Company benefited from increased earnings across the regulated energy delivery and construction services businesses, partially offset by a slightly higher seasonal loss at the construction materials and contracting business. Earnings at the electric business were positively impacted by interim rate relief in certain jurisdictions and lower operating expenses associated with the closure of Units 1 and 2 at Heskett Station. Revenues were higher at the natural gas distribution business due to approved rate relief in Washington and a 4.2 percent increase in retail sales volumes to all customer classes due to colder weather, partially offset by higher operation and maintenance expense. Earnings at the pipeline business increased largely from increased transportation volumes due to a full quarter of benefit from the North Bakken Expansion project and its increased contracted volume commitments beginning in February 2023. The construction services business saw increased revenues across most sectors, which were partially offset by higher operating costs attributable to inflationary pressures. The construction materials and contracting business reported a higher seasonal loss as a result of unfavorable weather across most regions, particularly in the Pacific region, but was able to increase gross profit largely from increases in average selling prices across its product lines. All of the Company's businesses were impacted by increased interest rates as a result of higher average interest rates, partially offset by higher investment returns of $9.1 million on nonqualified benefit plans. The Company's earnings were also impacted by costs incurred in 2023 in connection with announced strategic initiatives of $8.3 million, after tax.
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
Electric and Natural Gas Distribution
Strategy and challenges The electric and natural gas distribution segments provide electric and natural gas distribution services to customers, as discussed in Note 17. Both segments strive to be top performing utility companies measured by integrity, employee safety and satisfaction, customer service and stockholder return. The segments provide safe, reliable, competitively priced and environmentally responsible energy service to customers while focusing on growth and expansion opportunities within and beyond its existing territories. The Company is focused on cultivating organic growth while managing operating costs and monitoring opportunities for these segments to retain, grow and expand their customer base through extensions of existing operations, including building and upgrading electric generation, transmission and distribution, and natural gas systems, and through selected acquisitions of companies and properties with similar operating and growth objectives at prices that will provide stable cash flows and an opportunity to earn a competitive return on investment. The continued efforts to create operational improvements and efficiencies across both segments promotes the Company's business integration strategy. The primary factors that impact the results of these segments are the ability to earn authorized rates of return; weather; climate change laws, regulations and initiatives; competitive factors in the energy industry; population growth; and economic conditions in the segments' service areas.
The electric and natural gas distribution segments are subject to extensive regulation in the jurisdictions where they conduct operations with respect to costs, timely recovery of investments and permitted returns on investment. The Company is focused on modernizing utility infrastructure to meet the varied energy needs of both its customers and communities while ensuring the delivery of safe, reliable, affordable and environmentally responsible energy. The segments continue to invest in facility upgrades to be in compliance with existing and known future regulations. To assist in the reduction of regulatory lag in obtaining revenue increases to align with increased investments, tracking mechanisms have been implemented in certain jurisdictions. The Company also seeks rate adjustments for operating costs and capital investments, as well as reasonable returns on investments, not covered by tracking mechanisms. For more information on the Company's tracking mechanisms and recent rate cases, see Note 19 and the 2022 Annual Report.
These segments are also subject to extensive regulation related to certain operational and environmental compliance, cybersecurity, permit terms and system integrity. Both segments are faced with the ongoing need to actively evaluate cybersecurity processes and procedures related to its transmission and distribution systems for opportunities to further strengthen its cybersecurity protections. Within the past year, there have been cyber and physical attacks within the energy industry on infrastructure, such as substations, and the Company continues to evaluate the safeguards implemented to protect its electric and natural gas utility systems. Implementation of enhancements and additional requirements to protect the Company's infrastructure is ongoing.
To date, many states have enacted and others are considering, mandatory clean energy standards requiring utilities to meet certain thresholds of renewable and/or carbon-free energy supply. The current presidential administration has made climate change a focus, as further discussed in the Outlook section. Over the long-term, the Company expects overall electric demand to be positively impacted by increased electrification trends, including electric vehicle adoption, as a means to address economy-wide carbon emission concerns and changing customer conservation patterns. Recently, MISO and NERC announced concerns with reliability of the electric grid due to capacity shortages, which has resulted from rapid expansion of renewables and rapid reduction of baseload resources such as coal, while load growth has increased faster than expected. MISO received FERC approval of a seasonal resource adequacy construct and accreditation process, versus the previous annual summer peak capacity requirement process. These changes have not had a significant impact on the capacity requirements for Montana-Dakota. The Company will continue to monitor the progress of these changes and assess the potential impacts they may have on its stakeholders, business processes, results of operations, cash flows and disclosures.
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
In December 2022 and January 2023, natural gas prices significantly increased across the Pacific Northwest from multiple price-pressuring events including wide-spread below-normal temperatures and higher natural gas consumption; reduced natural gas flows due to pipeline constraints, including maintenance in West Texas; and historically low regional natural gas storage levels. As of March 2023, natural gas prices have stabilized. The higher natural gas prices in December 2022 and January 2023 impacted both

Index
Intermountain and Cascade, both of which borrowed short-term debt of $125.0 million and $150.0 million, respectively, in January 2023 to finance the increased natural gas costs. To assist in the recovery of the higher natural gas costs, Intermountain filed an out-of-cycle purchased gas adjustment with the IPUC that was effective February 1, 2023. In March and April 2023, Intermountain repaid $20.0 million and $30 million, respectively, of the $125.0 million short-term debt.
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
The ability to grow through acquisitions is subject to significant competition and acquisition premiums. In addition, the ability of the segments to grow their service territory and customer base is affected by regulatory constraints, the economic environment of the markets served, population changes and competition from other energy providers and fuels. The construction of new electric generating facilities, transmission lines and other service facilities is subject to increasing costs and lead times, extensive permitting procedures, and federal and state legislative and regulatory initiatives, which may necessitate increases in electric energy prices. As the industry continues to expand the use of renewable energy sources, the need for additional transmission infrastructure is growing. As part of MISO's long range transmission plan, in August 2022, the Company announced its intent to develop, construct and co-own an approximately 95 mile 345-kV transmission line with Otter Tail Power Company in central North Dakota.
Earnings overview - The following information summarizes the performance of the electric segment.

	Three Months Ended
	March 31,
	2023	2022	Variance
	(In millions)
Operating revenues	$95.7	$93.7	2%
Operating expenses:
Electric fuel and purchased power	24.4	26.3	(7)%
Operation and maintenance	29.9	30.8	(3)%
Depreciation, depletion and amortization	15.6	16.9	(8)%
Taxes, other than income	4.7	4.6	2%
Total operating expenses	74.6	78.6	(5)%
Operating income	21.1	15.1	40%
Other income (expense)	1.2	(.3)	500%
Interest expense	6.8	7.1	(4)%
Income before income taxes	15.5	7.7	101%
Income tax benefit	(1.1)	(3.6)	(69)%
Net income	$16.6	$11.3	47%

Index

Operating statistics	Three Months Ended
	March 31,
	2023	2022
Revenues (millions)
Retail sales:
Residential	$36.2	$35.2
Commercial	34.8	33.6
Industrial	10.4	9.8
Other	1.7	1.6
	83.1	80.2
Transportation and other	12.6	13.5
	$95.7	$93.7
Volumes (million kWh)
Retail sales:
Residential	357.3	357.7
Commercial	385.5	364.1
Industrial	147.3	140.3
Other	20.2	19.5
	910.3	881.6
Average cost of electric fuel and purchased power per kWh	$.025	$.027
Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022 Electric earnings increased $5.3 million as a result of:
•Revenue increased $2.0 million.
◦Largely due to:
▪Interim rate relief of $3.1 million in certain jurisdictions.
▪Higher renewable tracker revenues of $600,000 associated with lower production tax credits offset in expense, as described below.
▪Higher per unit average rates of $500,000, largely related to block rates in certain jurisdictions.
▪Higher retail sales volumes of 3.3 percent attributable to commercial and industrial customers.
◦Partially offset by lower fuel and purchased power costs of $1.9 million recovered in customer rates and offset in expense, as described below.
•Electric fuel and purchased power decreased $1.9 million, largely the result of lower commodity costs, including recovery of fuel clause adjustments, partially offset by higher retail sales volumes.
•Operation and maintenance decreased $900,000.
◦Largely the result of:
▪Reduced costs of $700,000 for straight time payroll and materials due to the closure of Units 1 and 2 at Heskett Station.
▪Decreased contract services of $500,000, primarily lower transmission expense offset in part by higher Big Stone Station costs.
◦Partially offset by increased costs of $400,000 for vehicles and equipment.
•Depreciation, depletion and amortization decreased $1.3 million.
◦Primarily due to decreased amortization of plant retirement and closure costs of $1.5 million resulting from an extension to the recovery period for these costs, which are recovered in operating revenues, as discussed in Note 12.
◦Partially offset by increased property, plant and equipment balances, primarily as a result of transmission projects placed in service to improve reliability and update aging infrastructure.
•Taxes, other than income were comparable to the same period in the prior year.
•Other income (expense) increased $1.5 million, primarily resulting from higher returns on the Company's nonqualified benefit plan investments of $1.9 million, as discussed in Note 14, offset in part by the absence of AFUDC equity due to higher average short-term debt balance.
•Interest expense decreased $300,000 as a result of higher AFUDC debt, largely due to higher rates, partially offset by higher average interest rates and debt balances.
•Income tax benefit decreased $2.5 million, largely due to higher income before income taxes and lower production tax credits of $800,000 driven by lower wind production.

Index
Earnings overview - The following information summarizes the performance of the natural gas distribution segment.

	Three Months Ended
	March 31,
	2023	2022	Variance
	(In millions)
Operating revenues	$565.7	$450.6	26%
Operating expenses:
Purchased natural gas sold	397.3	293.3	35%
Operation and maintenance	57.2	54.1	6%
Depreciation, depletion and amortization	23.2	22.2	5%
Taxes, other than income	29.5	24.7	19%
Total operating expenses	507.2	394.3	29%
Operating income	58.5	56.3	4%
Other income (expense)	4.9	(.4)	1325%
Interest expense	14.1	9.5	48%
Income before income taxes	49.3	46.4	6%
Income tax expense	10.4	10.1	3%
Net income	$38.9	$36.3	7%

Operating statistics	Three Months Ended
	March 31,
	2023	2022
Revenues (millions)
Retail sales:
Residential	$325.3	$258.6
Commercial	202.9	162.7
Industrial	16.7	13.0
	544.9	434.3
Transportation and other	20.8	16.3
	$565.7	$450.6
Volumes (MMdk)
Retail sales:
Residential	32.3	31.0
Commercial	21.4	20.5
Industrial	1.9	1.8
	55.6	53.3
Transportation sales:
Commercial	.7	.7
Industrial	48.8	41.0
	49.5	41.7
Total throughput	105.1	95.0
Average cost of natural gas per dk	$7.15	$5.50
Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022 Natural gas distribution's earnings increased $2.6 million as a result of:
•Revenue increased $115.1 million, largely resulting from:
◦Higher purchased natural gas sold of $104.0 million recovered in customer rates that was offset in expense, as described below, partially offset by $2.0 million of natural gas cost sharing in Oregon.
◦Increased revenue-based taxes recovered in rates of $4.6 million that were offset in expense, as described below.
◦Approved rate relief in Washington of $3.7 million, which includes the excess deferred income tax tariff settlement of $1.1 million, as discussed in Note 19.
◦A 4.2 percent increase in retail sales volumes to all customer classes due to colder weather, partially offset by weather normalization and decoupling mechanisms of $2.1 million in certain jurisdictions.
•Purchased natural gas sold increased $104.0 million, primarily due to higher natural gas costs of $91.7 million as a result of higher market prices, including the higher recovery of purchased gas adjustments. Purchased natural gas sold was also impacted by higher volumes of natural gas purchased of $12.3 million due to increased retail sales volumes.

Index
•Operation and maintenance increased $3.1 million.
◦Largely resulting from:
▪Higher payroll-related costs of $2.4 million, primarily higher straight time costs of $1.6 million and higher health care costs.
▪Higher costs of $1.0 million associated with vehicles and equipment.
•Depreciation, depletion and amortization increased $1.0 million, primarily resulting from growth and replacement projects placed in service, partially offset by lower depreciation rates in certain jurisdictions.
•Taxes, other than income increased $4.8 million, largely from higher revenue-based taxes which are recovered in rates.
•Other income (expense) increased $5.3 million driven by higher interest income of $2.9 million, largely related to higher purchased gas costs, and higher returns on the Company's nonqualified benefit plans of $2.8 million. These increases were offset in part by higher pension and postretirement expense.
•Interest expense increased $4.6 million, primarily from higher short-term and long-term debt balances from debt issued in 2023 and 2022 and higher interest rates, partially offset by higher AFUDC debt of $800,000 due to higher rates.
•Income tax expense was comparable to the same period in the prior year.
Outlook In 2022, the Company experienced rate base growth of 7.8 percent and expects these segments will grow rate base by approximately 6 percent to 7 percent annually over the next five years on a compound basis. Operations are spread across eight states where the Company expects customer growth to be higher than the national average. In 2022, these segments experienced retail customer growth of approximately 1.6 percent and the Company expects customer growth to continue to average 1 percent to 2 percent per year. This customer growth, along with system upgrades and replacements needed to supply safe and reliable service, will require investments in new and replacement electric and natural gas systems.
These segments are exposed to energy price volatility and may be impacted by changes in oil and natural gas exploration and production activity. Rate schedules in the jurisdictions in which the Company's natural gas distribution segment operates contain clauses that permit the Company to file for rate adjustments for changes in the cost of purchased natural gas. Although changes in the price of natural gas are passed through to customers and have minimal impact on the Company's earnings, the natural gas distribution segment's customers benefit from lower natural gas prices through the Company's utilization of storage and fixed price contracts. In 2022, the Company experienced increased natural gas prices across its service areas, and in January 2023, experienced higher natural gas prices in the Pacific Northwest, as previously discussed in Strategy and Challenges. As a result, the Company has filed an out-of-cycle cost of gas adjustment in Idaho to assist in the timely recovery of these costs. The Company will continue to monitor natural gas prices, as well as oil and natural gas production levels.
In May 2022 the Company began construction of Heskett Unit 4, an 88-MW simple-cycle natural gas-fired combustion turbine peaking unit at the existing Heskett Station near Mandan, North Dakota, with an expected in service date in the summer of 2023.
The Company is one of four owners of Coyote Station and cannot make a unilateral decision on the plant's future; therefore, the Company could be negatively impacted by decisions of the other owners. In September 2021, Otter Tail Power Company filed its 2022 Integrated Resource Plan in Minnesota and North Dakota, which included its intent to start the process of withdrawal from its 35 percent ownership interest in Coyote Station with an anticipated exit from the plant by December 21, 2028. In March 2023, Otter Tail Power Company filed its 2023 Integrated Resource Plan, which differs from the 2022 filing by supporting retention of Coyote Station in its generation portfolio as long as it is not required to make major capital investments in the plant. Otter Tail Power Company maintains that continuous operation of the facility would be beneficial in meeting MISO's new minimum capacity planning requirements, the Minnesota Clean Energy Law and other statutes and regulations. The joint owners continue to collaborate in analyzing data and weighing decisions that impact the plant and its employees as well as each company's customers and communities served. Further state implementation of pollution control plans to improve visibility at Class I areas, such as national parks, under the EPA's Regional Haze Rule could require the owners of Coyote Station to incur significant new costs. If the owners decide to incur such costs, the costs could, dependent on determination by state regulatory commissions on approval to recover such costs from customers, negatively impact the Company's results of operations, financial position and cash flows. The NDDEQ submitted its state implementation plan to the EPA in August 2022 and expects a decision on the plan sometime in 2023. The plan, as submitted by the NDDEQ, does not require additional controls for any units in North Dakota, including Coyote Station.
The labor contract at Intermountain with the UA, as reported in Items 1 and 2 - Business Properties - General in the 2022 Annual Report, has been ratified and is effective through March 31, 2027.
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

Index
•In Oregon, the Climate Protection Program Rule was approved in December 2021, which requires natural gas companies to reduce GHG emissions 50 percent below the baseline by 2035 and 90 percent below the baseline by 2050. Each year, compliance instruments will be distributed to the Company by the Oregon Department of Environmental Quality at no cost and will decline annually in step with the reductions from baseline. The Company intends to meet its obligations through surrendering no cost emissions allowances and will fill remaining compliance obligations by investing in additional customer conservation and energy efficiency programs, purchasing community climate investment credits, and purchasing low carbon fuels such as renewable natural gas. The Company expects the compliance costs for these regulations to be recovered through customer rates. Due to timing of regulatory recovery, future compliance obligation purchases could impact the Company's operating cash flow. For more information about this rule and associated compliance costs, see Items 1 and 2 - Business Properties in the 2022 Annual Report. Cascade's draft 2023 Oregon integrated resource plan projects customer bills could increase substantially compared to costs included in customers' current bills as a result of the legislation. Projected customer bill impacts are estimates, subject to change as legislation is implemented and compliance begins, as well as, numerous assumptions used in the complex analysis of integrated resource planning. On September 30, 2022, the Company filed a request for the use of deferred accounting for costs related to the rule and began deferring those costs. The Company, along with the other two local natural gas distribution companies in Oregon, filed a lawsuit on March 18, 2022, challenging the Climate Protection Program Rule. The lawsuit was filed on behalf of customers as the Company does not believe the rule accomplishes environmental stewardship in the most effective and affordable way possible.
•In Washington, the Climate Commitment Act signed into law in May 2021 requires natural gas distribution companies to reduce overall GHG emissions 45 percent below 1990 levels by 2030, 70 percent below 1990 levels by 2040 and 95 percent below 1990 levels by 2050. As directed by the Climate Commitment Act, in September 2022 the Washington DOE published its final rule on the Climate Commitment Program, which was effective on October 30, 2022, and emissions compliance began on January 1, 2023. The Company must demonstrate that they have met GHG emissions reduction goals through a combination of on-site emissions reductions and the use of approved allowances and offsets. Emissions compliance may be achieved through increased energy efficiency and conservation measures, purchased allowances and offsets, and purchases of low carbon fuels. Emissions allowances are allocated by the Washington DOE to the Company at no cost and additional allowances are required to be purchased at auction. Auctions for allowances are held quarterly. The Company intends to meet the first compliance period requirements, in part, by purchasing allowances through auction. The Company expects the compliance costs for these regulations will be recovered through customer rates. Due to timing of regulatory recovery, the purchase of allowances could impact the Company's operating cash flow. For more information about this rule and associated compliance costs, see Items 1 and 2 - Business properties in the 2022 Annual Report. Cascade's 2023 Washington integrated resource plan projects customer bills could increase substantially compared to costs included in customers' current bills as a result of the legislation. Projected customer bill impacts are estimates, subject to change as the legislation is implemented and compliance begins, as well as, numerous assumptions used in the complex analysis of integrated resource planning. On October 14, 2022, the Company filed a request for the use of deferred accounting for costs related to the rule and began deferring those costs. The WUTC approved the deferred accounting order on February 28, 2023.
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

Index
Pipeline
Strategy and challenges The pipeline segment provides natural gas transportation, underground storage and non-regulated cathodic protection services, as discussed in Note 17. The segment focuses on utilizing its extensive expertise in the design, construction and operation of energy infrastructure and related services to increase market share and profitability through optimization of existing operations, organic growth and investments in energy-related assets within or in close proximity to its current operating areas. The segment focuses on the continual safety and reliability of its systems, which entails building, operating and maintaining safe natural gas pipelines and facilities. The segment continues to evaluate growth opportunities including the expansion of natural gas facilities; incremental pipeline projects; and expansion of energy-related services leveraging on its core competencies. In support of this strategy, the Company completed the following organic growth projects in 2022:
•In February 2022, the North Bakken Expansion project in western North Dakota was placed in service. The project has capacity to transport 250 MMcf of natural gas per day and can be increased to 625 MMcf per day with additional compression.
•In August 2022, the Line Section 7 Expansion project was placed in service and increased system capacity by 6.7 MMcf per day.
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
Earnings overview - The following information summarizes the performance of the pipeline segment.

	Three Months Ended
	March 31,
	2023	2022	Variance
	(In millions)
Operating revenues	$40.8	$37.1	10%
Operating expenses:
Operation and maintenance	17.5	15.4	14%
Depreciation, depletion and amortization	6.9	6.3	10%
Taxes, other than income	3.3	3.5	(6)%
Total operating expenses	27.7	25.2	10%
Operating income	13.1	11.9	10%
Other income	.7	.1	600%
Interest expense	3.3	2.5	32%
Income before income taxes	10.5	9.5	11%
Income tax expense	2.2	2.2	—%
Net income	$8.3	$7.3	13%

Index

Operating statistics	Three Months Ended
	March 31,
	2023	2022
Transportation volumes (MMdk)	129.7	110.5
Customer natural gas storage balance (MMdk):
Beginning of period	21.2	23.0
Net withdrawal	(12.2)	(20.2)
End of period	9.0	2.8
Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022 Pipeline earnings increased $1.0 million as a result of:
•Revenues increased $3.7 million, primarily driven by increased transportation volumes, largely due to a full first quarter of benefit from the North Bakken Expansion project that was placed in service in February 2022, as well as increased contracted volume commitments beginning in February 2023. The Company also benefited from slightly higher storage-related revenues, partially offsetting these increases were non-renewal of certain contracts.
•Operation and maintenance increased $2.1 million.
◦Primarily from:
▪Higher payroll-related costs of $800,000.
▪Higher legal costs of $500,000, largely due to the pending rate case.
▪Higher other costs, including materials and contract services.
•Depreciation, depletion and amortization increased $600,000 due to increased property, plant and equipment balances, largely related to the North Bakken Expansion project in service for the full quarter, as previously discussed.
•Taxes, other than income were comparable to the same period in the prior year.
•Other income increased $600,000, driven primarily by higher returns of $1.0 million on the Company's nonqualified benefit plan investments, partially offset by lower AFUDC as a result of the completion of the North Bakken Expansion project placed in service in February 2022.
•Interest expense increased $800,000, primarily from higher average interest rates and higher debt balances to fund capital expenditures.
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
The EPA recently proposed additional rules to update, strengthen and expand standards intended to significantly reduce GHG emissions and other air pollutants from the oil and natural gas industries. The standards will apply to natural gas compressors, pneumatic controllers and pumps, fugitive emissions components and super-emitter events. The EPA projects the final rules will be issued in August 2023. Additionally, the EPA anticipates revising the current GHG reporting rules to incorporate provisions in the IRA. These revisions are anticipated to be issued later this year. The Company continues to monitor and assess the proposed rules and the potential impacts they may have on its business processes, current and future projects, results of operations and disclosures.
The Company has continued to experience the effect of associated natural gas production in the Bakken, which has provided opportunities for organic growth projects and increased demand. The completion of organic growth projects has contributed to higher volumes of natural gas the Company transports through its system. Associated natural gas production in the Bakken fell during the COVID-19 pandemic delaying previously forecasted production growth. Natural gas production has rebounded to pre-pandemic levels and drilling rig activities have increased, and the Company expects continued gradual increases over the next 2 years. The production delay, along with long-term contractual commitments on the North Bakken Expansion project placed in service in February 2022, has negatively impacted customer renewals of certain contracts. Bakken natural gas production outlook remains positive with continued growth expected due to new oil wells and increasing gas to oil ratios.

Index
Increases in national and global natural gas supply has moderated pressure on natural gas prices and price volatility. While the Company believes there will continue to be varying pressures on natural gas production levels and prices, the long-term outlook for natural gas prices continues to provide growth opportunity for industrial supply-related projects and seasonal pricing differentials provide opportunities for natural gas storage services.
The Company continues to focus on improving existing operations and growth opportunities through organic projects in all areas in which it operates, which includes additional projects with local distribution companies, Bakken area producers and industrial customers in various stages of development.
In July 2021, the Company announced plans for a natural gas pipeline expansion project in eastern North Dakota. The Wahpeton Expansion project consists of approximately 60 miles of pipe and ancillary facilities and is designed to increase capacity by 20 MMcf per day, which is supported by long-term customer agreements with Montana-Dakota and its utility customers. Construction is expected to begin in early 2024, depending on regulatory approvals, with an anticipated completion date later in 2024. On May 27, 2022, the Company filed with FERC its application for the project and received FERC's final environmental impact statement in April 2023.
On September 19, 2022, the Company filed with the FERC its prior notice application for its 2023 Line Section 27 Expansion project. This project consists of a new compressor station and ancillary facilities and is designed to increase capacity by 175 MMcf per day, which is supported by a long-term customer agreement. Construction is expected to begin in the second quarter of 2023 with an anticipated completion date in late 2023.
On December 22, 2022, the Company filed with the FERC its prior notice application for its Grasslands South Expansion project. This project consists of approximately 15 miles of pipe in western North Dakota, utilizing existing capacity on its Grasslands Subsystem to a new connection with Big Horn Gas Gathering, LLC in northeastern Wyoming and ancillary facilities in North Dakota and Wyoming. A long-term customer agreement supports a design for incremental capacity of 94 MMcf per day. Construction is expected to begin in the second quarter of 2023 with an anticipated completion date in late 2023.
On March 6, 2023, the Company filed with the FERC its prior notice application for its Line Section 15 Expansion project. Long-term customer agreements support a design for incremental capacity of 25 MMcf per day. This project consists of additional compression, uprating operational pressure of approximately 23 miles of pipe in western South Dakota and additional ancillary facilities. Construction is expected to begin in the second quarter of 2023, pending regulatory approvals, with an anticipated completion date in late 2023.
See Capital Expenditures within this section for information on the expenditures related to these growth projects.
Construction Materials and Contracting
Strategy and challenges The segment is a leading aggregates-based construction materials and contracting service provider in the United States, as discussed in Note 17. The segment focuses on continued growth and maximizing its vertical integration, leveraging its core values to be a supplier of choice in all its markets. The segment is also focused on its commitment to its stakeholders by operating with integrity and always striving for excellence; development and recruitment of talented employees; sustainable practices to create value for the communities it serves; being the provider of choice in midsize, high-growth markets; strengthening the long-term, strategic aggregate reserve position through available purchase and/or lease opportunities in existing and new geographies; and enhancing its supply chain to provide reliable, timely and efficient services to its end customers. As previously discussed, the Company is pursuing a tax-free spinoff of the construction materials and contracting segment, and the separation is expected to be completed in May of 2023.
The segment is one of the leading producers of crushed stone and sand and gravel, and continues to strategically manage its aggregate reserves, as well as take further advantage of being vertically integrated. The segment's vertical integration allows it to manage operations from aggregate mining to final lay-down of concrete and asphalt, with control of and access to permitted aggregate reserves being significant. The Company's aggregate reserves are naturally declining and as a result, the Company seeks permit expansion and acquisition opportunities to replace the reserves.
The segment's management continually monitors its margins and has been proactive in applying strategies to address the inflationary impacts seen across the United States. The Company has increased its product pricing and continues to implement cost savings initiatives to mitigate these effects on the segment's gross margin. Due to existing contractual provisions, there can be a lag between the announced price increases and the time when they can be fully recognized. The Company will continue to evaluate further price increases on a regular cadence in an attempt to stay ahead of inflationary pressures and enhance stockholder value.
The segment operates in geographically diverse and competitive markets yet strives to maximize efficiencies, including transportation costs and economies of scale, to maintain strong margins. The segment's margins can experience negative pressure from competition, as well as impacts of the volatility in the cost of raw materials such as fuel, asphalt oil, cement and steel, with fuel and asphalt oil costs having the most significant impact on the segment's results. Such volatility and inflationary pressures may continue to have an impact on the segment's margins, including fixed-price construction contracts that are particularly

Index
vulnerable to the volatility of energy and material prices. These increases are partially offset by mitigation measures implemented by the Company, including price increases, escalation clauses in contracting services contracts, pre-purchased materials and other cost savings initiatives. While the Company has experienced some supply chain constraints, it continues to have good relationships with its suppliers and has not experienced any material adverse impacts of shortages or delays on materials. Other variables that can impact the segment's margins include adverse weather conditions, the timing of project starts or completions and declines or delays in new and existing projects due to the cyclical nature of the construction industry and governmental infrastructure spending. Accordingly, operating results in any particular period may not be indicative of the results that can be expected for any other period.
The segment's operations can also be significantly impacted by favorable and unfavorable weather conditions. Unseasonably wet and/or cold weather in the states it operates in can delay the start to construction season or cause temporary delays on specific projects, while unseasonably dry or warm weather in the states it operates in can allow for an early start to the construction season or allow for early completions on specific projects. Either of these conditions can impact both its construction materials sales and contracting services revenues. In early 2023, the western part of the United States had near record levels of precipitation, which impacted the segment's results. Other variables that can impact the segment’s margins include the timing of project starts or completions, and declines or delays in new and existing projects due to the cyclical nature of the construction industry. Accordingly, operating results in any particular period may not be indicative of the results that can be expected for any other period.
As a people first company, the segment continually takes steps to address the challenge of recruitment and retention of employees. In order to help attract new workers to the construction industry and enhance the skills of its current employees, the Company has constructed and operates a corporate-wide state-of-the-art training facility located in the Pacific Northwest. The training facility offers hands-on training for heavy equipment operators and truck drivers, as well as leadership and safety training. Trends in the labor market include an aging workforce and labor availability issues, and most of the markets the segment operates in have experienced labor shortages, largely truck drivers, causing increased labor-related costs and delays or inefficiencies on projects. The new training facility is expected to help address some of these challenges. The Company continues to monitor the labor markets and assess additional opportunities to enhance and support its workforce. Despite these efforts, the Company expects labor costs to continue to increase based on the increased demand for services and, to a lesser extent, the recent escalated inflationary environment in the United States.
Earnings overview - The following information summarizes the performance of the construction materials and contracting segment.

	Three Months Ended
	March 31,
	2023	2022	Variance
	(In millions)
Operating revenues	$307.9	$310.0	(1)%
Cost of sales:
Operation and maintenance	265.8	271.6	(2)%
Depreciation, depletion and amortization	28.4	27.3	4%
Taxes, other than income	9.6	10.0	(4)%
Total cost of sales	303.8	308.9	(2)%
Gross profit	4.1	1.1	273%
Selling, general and administrative expense:
Operation and maintenance	43.6	40.7	7%
Depreciation, depletion and amortization	1.2	1.1	9%
Taxes, other than income	3.9	3.9	—%
Total selling, general and administrative expense	48.7	45.7	7%
Operating loss	(44.6)	(44.6)	—%
Other income (expense)	.9	(2.0)	145%
Interest expense	9.5	5.2	83%
Loss before income taxes	(53.2)	(51.8)	3%
Income tax benefit	(11.9)	(11.8)	1%
Net loss	$(41.3)	$(40.0)	3%
*The Company identified certain costs that were reclassified from cost of sales to selling, general and administrative expense of $16.3 million for the three months ended March, 31, 2022. The reclassification had no impact to net income.

Index

Operating statistics	Revenues		Gross profit
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
	(In millions)
Aggregates	$83.5	$77.6	$2.3	$.4
Ready-mix concrete	96.8	108.5	8.8	9.3
Asphalt	13.6	18.1	(6.0)	(5.2)
Other products*	38.6	37.5	(6.3)	(11.7)
Contracting services	115.0	114.3	5.3	8.3
Intracompany eliminations	(39.6)	(46.0)	—	—
	$307.9	$310.0	$4.1	$1.1
*Other products includes cement, asphalt oil, merchandise, fabric and spreading and other products that individually are not considered to be a major line of business for the segment.

	Three Months Ended
	March 31,
	2023	2022
Sales (thousands):
Aggregates (tons)	4,868	4,970
Ready-mix concrete (cubic yards)	561	734
Asphalt (tons)	179	316
Average selling price:
Aggregates (per ton)	$17.16	$15.62
Ready-mix concrete (per cubic yard)	$172.64	$147.89
Asphalt (per ton)	$76.07	$57.21
*Average selling price includes freight and delivery and other revenues.

Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022 Construction materials and contracting's seasonal loss increased $1.3 million as a result of:
•Revenue decreased $2.1 million.
◦Primarily the result of:
▪Ready-mix sales volumes decreased $29.9 million, largely a result of unfavorable weather across most states of operation.
▪Asphalt sales volumes decreased $10.4 million, largely a result of unfavorable weather in the Pacific and Northwest states as well as the absence of impact projects and less available paving work in certain regions.
▪Aggregates sales volumes decreased $1.8 million, largely a result of unfavorable weather in the Pacific and North Central states, partially offset by higher volumes in certain regions due to demand by data center, commercial and residential customers.
◦Partially offset by:
▪Higher average selling prices across most product lines of nearly $33.0 million, largely in response to inflationary pressures.
▪Contracting revenues increased slightly due to more available work in certain regions being mostly offset by delays in the Pacific states due to unfavorable weather.
•Gross profit increased $3.0 million, primarily due to higher average selling prices across most product lines as well as cost savings initiatives, partially offset by cement, labor, natural gas and diesel costs which increased year over year on a cost-per-unit basis due to inflation. Gross profit was also impacted by unfavorable weather in certain regions, as previously discussed, resulting in less hours worked.
•Selling, general and administrative expense increased $3.0 million.
◦Largely the result of:
▪Increased payroll-related costs of $3.9 million higher, largely due to inflationary pressures, offset in part by decreased health care costs of $3.1 million resulting from a change in accounting election.
▪Increased professional services of $900,000, primarily for one-time strategic initiative costs incurred in 2023.
▪Increased expected credit losses of $700,000 associated with an increase in receivable balances over 90 days and absence of bad debt recoveries in 2022.
▪Increased other costs related to corporate costs, insurance and safety training.
◦Offset in part by higher net gains on asset sales of $1.4 million.

Index
•Other income (expense) increased $2.9 million due to higher returns on the Company's nonqualified benefit plan investments, as discussed in Note 14.
•Interest expense increased $4.3 million the result of higher average interest rates.
•Income tax benefit was comparable to same period in the prior year.
Outlook In August 2022, the Company announced its intent to separate this segment into a standalone publicly traded company. The separation is expected to result in two independent, publicly traded companies: (1) MDU Resources Group, Inc., the existing company and (2) Knife River, a construction materials and contracting services company. The separation is expected to be completed in May of 2023 and is expected to unlock inherent value within the two companies, which each have unique growth prospects and investment opportunities. The Company may, at any time and for any reason until the proposed transaction is complete, abandon the separation or modify or change its terms. For a complete discussion of all the conditions to and the risk and uncertainties associated with the separation and distribution, see Part II, Item IA. Risk Factors in this quarterly report and Part I, Item 1A - Risk Factors in the 2022 Annual Report.
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
During 2022, the Company completed an acquisition in the higher-margin materials markets. The Company continues to evaluate additional acquisition opportunities. For more information on the Company's business combinations, see Note 9. In 2022, the Company began upgrading its prestress facility located in Spokane, Washington. The state-of-the-art facility is expected to be completed during the first half of 2023. The facility is expected to be a platform for growth through improved productivity and quality, which will help meet strong market demand for prefabricated concrete solutions.
The segment's backlog remains strong as it begins to enter its peak construction season. Contracting services backlog was $958.5 million at March 31, 2023, compared to contracting services backlog of $778.0 million at March 31, 2022. A significant portion of the Company's backlog at March 31, 2023, relates to publicly funded projects, largely street and highway construction projects, which are primarily driven by public work projects for state departments of transportation. Period over period increases or decreases in backlog cannot be used as an indicator of future revenues or net income. While the Company believes the current backlog of work remains firm, prolonged delays in the receipt of critical supplies and materials or continued increases to pricing could result in customers seeking to delay or terminate existing or pending agreements. Factors noted in Part I, Item 1A. Risk Factors in the 2022 Annual Report can cause revenues to be realized in periods and at levels that are different from originally projected.
The labor contracts that the construction materials and contracting services segment were negotiating at December 31, 2022, as reported in Items 1 and 2 - Business Properties - General in the 2022 Annual Report, have been ratified.
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

Index
The construction services segment faces challenges, which are not under direct control of the business, in the markets in which it operates, including those described in Part I, Item 1A. Risk Factors in the 2022 Annual Report. These factors, and those noted below, have caused fluctuations in revenues, gross margins and earnings in the past and are likely to cause fluctuations in the future.
•Revenue mix and impact on margins. The mix of revenues based on the types of services the segment provides can impact margins as certain industries and services provide higher margin opportunities. Larger or more complex projects typically result in higher margin opportunities since the segment assumes a higher degree of performance risk and there is greater utilization of the segment's resources for longer construction timelines. However, larger or more complex projects can have a higher risk of regulatory and seasonal or cyclical delay. Project schedules fluctuate, which can affect the amount of work performed in a given period. Smaller or less complex projects typically have a greater number of companies competing for them, and competitors at times may be more aggressive when pursuing available work. A greater percentage of smaller scale or less complex work in a given period could negatively impact margins due to the inefficiency of transitioning between a greater number of smaller projects versus continuous production on a few larger projects.
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
The segment's management continually monitors its operating margins and has been proactive in attempting to mitigate the inflationary impacts seen across the United States. The segment is currently experiencing continued labor constraints and changing fuel and material costs, as well as impacts from delays in the national supply chain. The segment is working with suppliers and providers of goods and services in advance of construction to secure pricing and reduce delays for goods and services. The inflationary costs and national supply chain challenges experienced by the segment have increased costs but have not had significant impacts to the procurement of project materials. Such volatility and inflationary pressures may continue to have an impact on the segment's margins, including fixed-price construction contracts that are particularly vulnerable to the volatility of energy and material prices. These increases are partially offset by mitigation measures implemented by the Company, including escalation clauses in contracts, pre-purchased materials and other cost savings initiatives. The segment also continues recruitment and retention efforts to attract and retain employees. The Company expects these inflationary pressures and national supply chain challenges to continue. Accordingly, operating results in any particular period may not be indicative of the results that can be expected for any other period.
The need to ensure available specialized labor resources for projects also drives strategic relationships with customers and project margins. Challenges faced by the Company to ensure available specialized labor resources, include an aging workforce and labor availability issues, as well as increasing duration and complexity of customer capital programs. Most of the markets the segment operates in have experienced labor shortages which in some cases have caused increased labor-related costs. The Company continues to monitor the labor markets and expects labor costs to continue to increase based on increases included in the collective bargaining agreements and, to a lesser extent, the recent escalated inflationary environment in the United States. Due to these and other factors, the Company believes overall customer and competitor demand for labor resources will continue to increase.

Index
Earnings overview - The following information summarizes the performance of the construction services segment.

	Three Months Ended
	March 31,
	2023	2022	Variance
	(In millions)
Operating revenues	$754.3	$552.6	37%
Cost of sales:
Operation and maintenance	653.9	471.1	39%
Depreciation, depletion and amortization	4.2	4.1	2%
Taxes, other than income	28.2	19.0	48%
Total cost of sales	686.3	494.2	39%
Gross profit	68.0	58.4	16%
Selling, general and administrative expense:
Operation and maintenance	29.9	26.0	15%
Depreciation, depletion and amortization	1.3	1.1	18%
Taxes, other than income	1.6	1.8	(11)%
Total selling, general and administrative expense	32.8	28.9	13%
Operating income	35.2	29.5	19%
Other income	2.8	.1	2700%
Interest expense	3.7	.9	311%
Income before income taxes	34.3	28.7	20%
Income tax expense	8.2	7.4	11%
Net income	$26.1	$21.3	22%

Operating Statistics	Revenues		Gross profit
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
	(In millions)
Electrical & mechanical
Commercial	$346.1	$188.1	$30.0	$20.3
Industrial	127.7	95.0	13.1	9.8
Institutional	55.5	40.7	1.7	.6
Renewables	11.7	24.9	(.5)	1.0
Service & other	52.1	46.5	5.6	5.7
	593.1	395.2	49.9	37.4
Transmission & distribution
Utility	152.4	143.0	17.9	19.9
Transportation	12.5	17.9	.2	1.1
	164.9	160.9	18.1	21.0
Intrasegment eliminations	(3.7)	(3.5)	—	—
	$754.3	$552.6	$68.0	$58.4
Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022 Construction services earnings increased $4.8 million as a result of:
•Revenues increased $201.7 million.
◦Largely due to higher electrical and mechanical workloads as a result of:
▪Higher commercial workloads driven largely by a $126.7 million increase in the hospitality sector and a $49.0 million increase in data center work primarily from the progress on large ongoing projects; partially offset by a $13.0 million decrease in general commercial sector workloads.
▪Higher industrial workloads in the high-tech and government sectors of $29.1 million and $5.2 million, respectively; partially offset by lower maintenance workloads.
▪Higher institutional workloads, primarily in the healthcare sector of $9.5 million and the education sector of $4.6 million.
▪Higher service workloads of $5.6 million from the repair and maintenance for electrical and mechanical projects.
▪Offset partially by lower renewable workloads of $13.0 million due to the completion of renewable projects.
◦Also contributing were higher utility workloads as a result of increases in storm work of $18.6 million, the underground sector of $5.5 million and the substation sector of $3.4 million; offset by lower workloads in the electrical sector of $21.4 million and the distribution sector of $4.4 million.

Index
•Gross profit increased $9.6 million.
◦Largely due to higher gross profit on electrical and mechanical work in the commercial, industrial and institutional sector of $14.1 million due to higher revenues and project mix, offset partially by lower renewable margins from the absence of higher margin work resulting from the timing of project completions and project starts.
◦Partially offset by:
▪Higher overall operating costs related to inflationary pressures, including increased labor, subcontractor and equipment costs.
▪Losses of $6.5 million on certain industrial and institutional projects.
▪Lower transmission and distribution margins from the absence of higher margin utility projects as a result of the type of customer projects and lower transportation margins, primarily in the street lighting sector.
•Selling, general and administrative expense increased $3.9 million.
◦Primarily due to:
▪Increased payroll-related costs of $2.0 million due to increased support functions for revenue growth, as previously discussed.
▪Increased reserve for uncollectible accounts of $800,000 due to economic factors and an increase in receivable balances over 90 days.
▪Increased office expenses of $700,000.
•Other income increased $2.7 million, primarily related to the Company's joint ventures.
•Interest expense increased $2.8 million due to higher working capital needs and higher average interest rates.
•Income tax expense increased $800,000 primarily resulting from an increase in income before income taxes.
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
The Company continues to have bidding opportunities in the specialty contracting markets in which it operated in during 2023 as evidenced by the segment's backlog. Although bidding remains highly competitive in all areas, the Company expects the segment's relationship with existing customers, skilled workforce, quality of service and effective cost management will continue to provide a benefit in securing and executing profitable projects in the future. The Company has also seen rapidly growing needs for services across the electric vehicle charging, wind generation and energy storage markets that complement existing renewable projects performed by the Company.
The construction services segment's backlog at March 31, was as follows:

	2023	2022
	(In millions)
Electrical & mechanical	$1,792	$1,388
Transmission & distribution	306	280
	$2,098	$1,668
The increase in backlog at March 31, 2023, as compared to backlog at March 31, 2022, was largely attributable to the new project opportunities that the Company continues to be awarded across its diverse operations, particularly within the commercial, industrial, institutional and transportation markets. The increases in backlog have been partially offset by decreases in the renewable and transportation markets due to the timing of project completions. Period over period increases or decreases in backlog cannot be used as an indicator of future revenues or net income. While the Company believes the current backlog of work remains firm, prolonged delays in the receipt of critical supplies and materials could result in customers seeking to delay or terminate existing or pending agreements. As of March 31, 2023, the Company has not experienced any material impacts related to customer notices indicating that they no longer wish to proceed with planned projects that have been included in backlog. Additionally, the Company continues to further evaluate potential acquisition opportunities that would be accretive to the Company's backlog and continue to grow the segment's revenues and earnings. Factors noted in Part I, Item 1A. Risk Factors in the 2022 Annual Report can cause revenues to be realized in periods and at levels that are different from originally projected.

Index
Other

	Three Months Ended
	March 31,
	2023	2022	Variance
	(In millions)
Operating revenues	$4.7	$4.3	9%
Operating expenses:
Operation and maintenance	12.4	4.0	210%
Depreciation, depletion and amortization	1.1	1.1	—%
Total operating expenses	13.5	5.1	165%
Operating loss	(8.8)	(.8)	1,000%
Other income	.6	.1	500%
Interest expense	.9	.1	800%
Loss before income taxes	(9.1)	(.8)	1,038%
Income tax expense	1.2	3.7	(68)%
Net loss	$(10.3)	$(4.5)	127%
Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022
Other experienced higher operation and maintenance expense related to the Company's strategic initiatives. Income tax expense was lower due to the benefit from deductible strategic initiative costs and lower income tax adjustments related to the Company's annualized estimated tax rate.
Also included in Other is insurance activity at the Company's captive insurer and general and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations.
Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts related to these items were as follows:

	Three Months Ended
	March 31,
	2023	2022
	(In millions)
Intersegment transactions:
Operating revenues	$31.8	$31.7
Operation and maintenance	5.5	5.8
Purchased natural gas sold	26.3	25.9
For more information on intersegment eliminations, see Note 17.
Liquidity and Capital Commitments
At March 31, 2023, the Company had cash and cash equivalents of $93.2 million and available borrowing capacity of $421.1 million under the outstanding credit facilities of the Company's subsidiaries. In anticipation of the separation of Knife River, the Company is evaluating the refinancing of current debt facilities, as well as other debt facilities for Knife River as discussed in Note 21. The Company also continues to monitor financial services disruptions but does not have any material exposure to the recently distressed financial institutions. The Company has experienced slight disruptions in the commercial paper market, but with access to its revolving credit agreements the Company has not experienced any liquidity issues. The Company expects to meet its obligations for debt maturing within one year and its other operating and capital requirements from various sources, including internally generated funds; credit facilities and commercial paper of the Company's subsidiaries, as described in Capital resources; and issuance of debt and equity securities if necessary.

Index
Cash flows

	Three Months Ended
	March 31,
	2023	2022
	(In millions)
Net cash provided by (used in):
Operating activities	$(43.6)	$112.4
Investing activities	(151.0)	(150.7)
Financing activities	207.3	49.0
Increase in cash and cash equivalents	12.7	10.7
Cash and cash equivalents -- beginning of year	80.5	54.2
Cash and cash equivalents -- end of period	$93.2	$64.9
Operating activities

	Three Months Ended
	March 31,
	2023	2022	Variance
	(In millions)
Components of net cash provided by (used in) operating activities:
Income from continuing operations	$38.3	$31.7	$6.6
Adjustments to reconcile net income to net cash provided by operating activities	89.0	78.9	10.1
Changes in current assets and liabilities, net of acquisitions:
Receivables	15.0	(5.7)	20.7
Inventories	(40.9)	(44.1)	3.2
Other current assets	(58.3)	34.5	(92.8)
Accounts payable	(93.5)	3.0	(96.5)
Other current liabilities	16.7	13.1	3.6
Pension and postretirement benefit plan contributions	(.1)	(.1)	—
Other noncurrent changes	(9.8)	1.1	(10.9)
Net cash provided by (used in) operating activities	$(43.6)	$112.4	$(156.0)
The changes in cash flows from operating activities generally follow the results of operations, as discussed in Business Segment Financial and Operating Data, and are affected by changes in working capital. The increase in cash flows used in operating activities in the previous table was primarily driven by the payment of increased natural gas costs and timing of collection from customers at the natural gas distribution business, partially offset by the associated deferred taxes, as well as the purchase of environmental allowances in 2023, as discussed in Note 13. Higher working capital needs resulting from fluctuations in job activity at the construction services business also contributed to the increase. Partially offsetting the increase in cash flows used in operating activities was lower working capital needs due to higher collection of accounts receivable balances at the construction materials and contracting business.
Investing activities

	Three Months Ended
	March 31,
	2023	2022	Variance
	(In millions)
Components of net cash used in investing activities:
Capital expenditures	$(154.0)	$(150.3)	$(3.7)
Acquisitions, net of cash acquired	—	(.5)	.5
Net proceeds from sale or disposition of property and other	7.2	4.5	2.7
Investments	(4.2)	(4.4)	.2
Net cash used in investing activities	$(151.0)	$(150.7)	$(.3)
The cash used in investing activities in the previous table remained consistent as compared to 2022. Increased capital expenditures at the natural gas distribution and construction services businesses were offset in part by decreased capital expenditures at the pipeline business related to the North Bakken Expansion project. Net proceeds from the sale or disposition of property at the electric and natural gas distribution businesses increased due to lower costs of removal and higher salvage value on assets.

Index
Financing activities

	Three Months Ended
	March 31,
	2023	2022	Variance
	(In millions)
Components of net cash provided by financing activities:
Issuance of short-term borrowings	$275.0	$100.0	$175.0
Repayment of short-term borrowings	(20.0)	—	(20.0)
Issuance of long-term debt	175.4	150.0	25.4
Repayment of long-term debt	(169.9)	(143.6)	(26.3)
Debt issuance costs	(.1)	(.7)	.6
Net proceeds from issuance of common stock	—	(.1)	.1
Dividends paid	(45.2)	(44.2)	(1.0)
Repurchase of common stock	(4.8)	(7.4)	2.6
Tax withholding on stock-based compensation	(3.1)	(5.0)	1.9
Net cash provided by financing activities	$207.3	$49.0	$158.3
The increase in cash provided by financing activities in the previous table was primarily due to the issuance of short-term borrowings at the natural gas distribution business to fund higher natural gas costs, as well as increased issuance of long-term debt at the construction services business as a result of higher working capital needs. Partially offsetting these increases were higher commercial paper and short-term debt repayments at the electric and natural gas distribution businesses.
Capital expenditures
Capital expenditures for the first three months of 2023 and 2022 were $136.7 million and $119.8 million, respectively. Capital expenditures allocated to the Company's business segments are estimated to be approximately $646.4 million for 2023. Capital expenditure estimates have been updated from what was previously reported in the 2022 Annual Report to accommodate project timeline and scope changes made throughout the first quarter of 2023.
The Company has included in the estimated capital expenditures for 2023 multiple organic growth projects at the pipeline business and construction of Heskett Unit 4 at the electric business, as previously discussed in Business Segment Financial and Operating Data, as well as system upgrades; routine replacements; service extensions; routine equipment maintenance and replacements; buildings, land and building improvements; pipeline and natural gas storage projects; power generation and transmission opportunities, environmental upgrades; and other growth opportunities.
The Company continues to evaluate potential future acquisitions and other growth opportunities that would be incremental to the outlined capital program; however, they are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimate previously discussed. The Company continuously monitors its capital expenditures for project delays and changes in economic viability and adjusts as necessary. It is anticipated that all of the funds required for capital expenditures for 2023 will be funded by various sources, including internally generated funds; credit facilities and commercial paper of the Company's subsidiaries, as described later; and issuance of debt and equity securities if necessary.

Index
Capital resources
The Company requires significant cash to support and grow its businesses. The primary sources of cash other than cash generated from operating activities are cash from revolving credit facilities, the issuance of long-term debt and the sale of equity securities.
Debt resources
Certain debt instruments of the Company's subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt instruments, the subsidiary companies must be in compliance with the applicable covenants and certain other conditions, all of which the subsidiaries, as applicable, were in compliance with at March 31, 2023. In the event the subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. As of March 31, 2023, the Company had investment grade credit ratings at all entities issuing debt. For more information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 8 in the 2022 Annual Report.
The following table summarizes the outstanding revolving credit facilities of the Company's subsidiaries at March 31, 2023:

Company	Facility		Facility Limit		Amount Outstanding	Letters of Credit		Expiration Date
			(In millions)
Montana-Dakota Utilities Co.	Commercial paper/Revolving credit agreement	(a)	$175.0		$67.6	$—		12/19/24
Cascade Natural Gas Corporation	Revolving credit agreement		$100.0	(b)	$10.7	$2.2	(c)	11/30/27
Intermountain Gas Company	Revolving credit agreement		$100.0	(d)	$—	$—		10/13/27
Centennial Energy Holdings, Inc.	Commercial paper/Revolving credit agreement	(e)	$600.0		$473.4	$—		12/19/24
(a)The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Montana-Dakota on stated conditions, up to a maximum of $225.0 million). At March 31, 2023, there were no amounts outstanding under the revolving credit agreement.
(b)Certain provisions allow for increased borrowings, up to a maximum of $125.0 million.
(c)Outstanding letter(s) of credit reduce the amount available under the credit agreement.
(d)Certain provisions allow for increased borrowings, up to a maximum of $125.0 million.
(e)The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Centennial on stated conditions, up to a maximum of $700.0 million). At March 31, 2023, there was $78.4 million outstanding under the revolving credit agreement.

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
Total equity as a percent of total capitalization was 52 percent at March 31, 2023 and 54 percent at March 31, 2022 and December 31, 2022. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within 12 months, plus total equity. Management believes this ratio is an indicator of how the Company is financing its operations, as well as its financial strength.
MDU Resources Group, Inc. On May 1, 2023, MDU Resources Group, Inc. entered into a $75.0 million term loan agreement with a SOFR-based interest rate and a maturity date of November 1, 2023. The agreement contains customary covenants and provisions, including a covenant of MDU Resources not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.
Cascade On January 20, 2023, Cascade entered into a $150.0 million term loan agreement with a SOFR-based interest rate and a maturity date of January 19, 2024. The agreement contains customary covenants and provisions, including a covenant of Cascade not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.
Intermountain On January 20, 2023, Intermountain entered into a $125.0 million term loan agreement with a SOFR-based interest rate and a maturity date of January 19, 2024. In March and April 2023, Intermountain repaid $20.0 million and $30 million, respectively, of the outstanding balance. The agreement contains customary covenants and provisions, including a covenant of Intermountain not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.

Index
Centennial On March 18, 2022, Centennial entered into a $100.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of March 17, 2023. On March 17, 2023, Centennial amended this agreement to extend the maturity date to September 15, 2023. The agreement contains customary covenants and provisions, including a covenant of Centennial not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.
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
In August 2020, the Company amended the Distribution Agreement dated February 22, 2019, with J.P. Morgan Securities LLC and MUFG Securities Americas Inc., as sales agents. This agreement, as amended, allows the offering, issuance and sale of up to 6.4 million shares of the Company's common stock in connection with an "at-the-market" offering. The common stock may be offered for sale, from time to time, in accordance with the terms and conditions of this agreement. As of March 31, 2023, the Company had capacity to issue up to 3.6 million additional shares of common stock under the "at-the-market" offering program. Proceeds from the sale of shares of common stock under this agreement have been and are expected to be used for general corporate purposes, which may include, among other things, working capital, capital expenditures, debt repayment and the financing of acquisitions.
The Company had no issuances of shares under the "at-the-market" offering program for both the three months ended March 31, 2023 and 2022.
Material cash requirements
There were no material changes in the Company's contractual obligations related to estimated interest payments, purchase commitments, asset retirement obligations and uncertain tax positions for 2023 from those reported in the 2022 Annual Report. For more information on the Company's contractual obligations on long-term debt, operating leases and purchase commitments, see Part II, Item 7 in the 2022 Annual Report.
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
There were no other material changes to the Company's qualified noncontributory defined benefit pension plans from those reported in the 2022 Annual Report other than the Company expects to contribute approximately $8.3 million to its pension plans in 2023, largely resulting from an actual decline in asset values decreasing the funded status of the plans. For more information, see Note 18 and Part II, Item 7 in the 2022 Annual Report.
New Accounting Standards
For information regarding new accounting standards, see Note 2, which is incorporated by reference.
Critical Accounting Estimates
The Company's critical accounting estimates include impairment testing of goodwill; fair values of acquired assets and liabilities under the acquisition method of accounting; regulatory assets expected to be recovered in rates charged to customers; revenue recognized using the cost-to-cost measure of progress for contracts; actuarially determined benefit costs; and tax provisions. There were no material changes in the Company's critical accounting estimates from those reported in the 2022 Annual Report. For more information on critical accounting estimates, see Part II, Item 7 in the 2022 Annual Report.

Index
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of market fluctuations associated with interest rates and commodity prices. The Company has policies and procedures to assist in controlling these market risks and from time to time has utilized derivatives to manage a portion of its risk.
Interest rate risk
Rising interest rates have resulted in and will likely continue to result in higher borrowing costs on new debt and existing variable interest rate debt. The Company has realized increases in the weighted average interest rates on the commercial paper programs and revolving credit facilities of its subsidiaries of 1.05 percent and 1.73 percent, respectively, from those reported in the 2022 Annual Report.
At March 31, 2023, the Company had no outstanding interest rate hedges.
Commodity price risk
There were no material changes to commodity price risk faced by the Company from those reported in the 2022 Annual Report.
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
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
Part II -- Other Information
Item 1. Legal Proceedings
There were no material changes to the Company's legal proceedings in Part 1, Item 3 - Legal Proceedings in the 2022 Annual Report.
Item 1A. Risk Factors
Please refer to the Company's risk factors that are disclosed in Part I, Item 1A. Risk Factors in the 2022 Annual Report that could be materially harmful to the Company's business, prospects, financial condition or financial results if they occur. At March 31, 2023, there were no material changes to the Company's risk factors provided in Part I, Item 1A. Risk Factors in the 2022 Annual Report other than as set forth below.
The proposed separation of Knife River Holding Company into an independent, publicly traded company is subject to various risks and uncertainties, and may not be completed on the terms or timeline currently contemplated, if at all.
On August 4, 2022, the Company announced its plan to separate Knife River Holding Company, the construction materials and contracting business, from the Company, which would result in two independent, publicly traded companies, which is expected to occur in May of 2023. The execution of the proposed separation has required and will continue to require significant time and attention from the Company’s senior management and employees, which could disrupt the Company’s ongoing business and adversely affect financial results and results of operations. Further, the Company's employees may be distracted due to the uncertainty regarding their future roles with the Company or Knife River Holding Company pending the consummation of the proposed separation. Additionally, foreseen and unforeseen costs may be incurred in connection with the proposed separation, including fees such as advisory, accounting, tax, legal, reorganization, debt breakage, restructuring, severance/employee benefit-related, regulatory, SEC filing and other professional services, some of which may be incurred regardless of when the separation occurs. The proposed separation is also complex, and completion of the proposed separation and the timing of its completion will be subject to a number of factors and conditions, including the readiness of the new company to operate as an independent public company and finalization of the capital structure of the new company. Unanticipated developments could delay, prevent or otherwise adversely affect the proposed separation, including, but not limited to, changes in general economic and financial market conditions, material adverse changes in business or industry conditions, unanticipated costs and potential problems or delays in obtaining various regulatory and tax approvals or clearances. In particular, changes in interest or exchange rates and the effects of inflation could delay or adversely affect the proposed separation, including in connection with any debt financing transactions undertaken in connection with the separation or the terms of any indebtedness incurred in connection therewith. There can be no assurances that the Company will be able to complete the proposed separation on the terms or timeline that was announced, if at all.
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
There is no assurance as to the amount, if any, of future dividends to the holding company because the subsidiaries depend on future earnings, capital requirements and financial conditions to fund such dividends. Following the separation of Knife River, the Company's board of directors expects to review its dividend practice with the intent to align payout relative to regulated energy delivery earnings with pure-play peer companies.

Index
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information with respect to the Company's purchase of equity securities:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2023	—	$—	—	—
February 1 through February 28, 2023	153,622	$31.32	—	—
March 1 through March 31, 2023	—	$—	—	—
Total	153,622	$31.32	—	—
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

MDU RESOURCES GROUP, INC.

DATE:	May 4, 2023	BY:	/s/ Jason L. Vollmer
Jason L. Vollmer
Vice President and Chief Financial Officer

		BY:	/s/ Stephanie A. Barth
Stephanie A. Barth
Vice President, Chief Accounting Officer and Controller