Form 10-Q
period 2023-06-30
MDU RESOURCES GROUP INC
filed 2023-08-03
CIK 67716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2023: 203,638,373 shares.

Index
Definitions
The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2022 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2022
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
Centennial	CEHI, LLC, a direct wholly owned subsidiary of the Company, formally known as Centennial Energy Holdings, Inc. prior to the separation of Knife River from the Company. References to Centennial's historical business and operations refer to the business and operations of Centennial Energy Holdings, Inc.
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
Company	MDU Resources Group, Inc.
COVID-19	Coronavirus disease 2019
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
dk	Decatherm
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings (previously referred to as the Company's exploration and production segment)
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Grasslands Subsystem	A portion of WBI Energy Transmission's natural gas pipeline that runs from western North Dakota to north central Wyoming
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
IPUC	Idaho Public Utilities Commission
IRA	Inflation Reduction Act of 2022
Knife River	Established as Knife River Corporation prior to the separation from the Company, a direct wholly owned subsidiary of Centennial. Knife River refers to Knife River Corporation, during the period prior to separation, now known as "KRC Materials, Inc." Following the separation Knife River refers to Knife River Holding Company, now known as Knife River Corporation.
kWh	Kilowatt-hour
kV	Kilovolt
LIBOR	London Inter-bank Offered Rate
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MISO	Midcontinent Independent System Operator, Inc., the organization that provides open-access transmission services and monitors the high-voltage transmission system in the Midwest United States and Manitoba, Canada and a southern United States region which includes much of Arkansas, Mississippi, and Louisiana.
MMcf	Million cubic feet
MMdk	Million dk
Montana-Dakota	Montana-Dakota Utilities Co., a direct wholly owned subsidiary of MDU Energy Capital
MTPSC	Montana Public Service Commission

Index

MW	Megawatt
NDDEQ	North Dakota Department of Environmental Quality
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
Oil	Includes crude oil and condensate
PHMSA	Pipeline and Hazardous Materials Safety Administration
Regional Haze Rule	The EPA developed the Regional Haze Rule requiring states to develop and implement comprehensive plans to reduce human-caused regional haze in designated areas such as national parks and wilderness areas.
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
TSA	In connection with the separation of Knife River, the Company and Knife River entered into a Transition Services Agreement whereby each party will provide certain post-separation services on a transitional basis.
UA	United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry of the United States of America and Canada
VIE	Variable interest entity
Washington DOE	Washington State Department of Ecology
WBI Energy	WBI Energy, Inc., an indirect wholly owned subsidiary of WBI Holdings
WBI Energy Transmission	WBI Energy Transmission, Inc., an indirect wholly owned subsidiary of WBI Holdings
WBI Holdings	WBI Holdings, Inc., a direct wholly owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission

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
The Company's mission is to deliver superior value to stakeholders by providing essential infrastructure and services to America. The Company generates, transmits and distributes electricity and provides natural gas distribution, transportation and storage services that are regulated by state public service commissions and/or the FERC. The Company also provides construction services through its electrical and mechanical and transmission and distribution specialty contracting services, and prior to the separation of Knife River, provided construction materials and associated contracting services through aggregate mining and marketing of related products, such as ready-mix concrete, asphalt and asphalt oil through May 31, 2023.
As part of the Company's continuous review of its business, the Company announced strategic initiatives in 2022. On August 4, 2022, the Company announced that its board of directors approved a plan to pursue the separation of Knife River, the construction materials and contracting segment, from the Company. The separation was completed on May 31, 2023, and resulted in two independent, publicly traded companies, MDU Resources Group, Inc. and Knife River. The Company's board of directors approved the distribution of approximately 90 percent of the issued and outstanding shares of Knife River to the Company's stockholders. Stockholders of the Company received one share of Knife River common stock for every four shares of the Company's common stock held on May 22, 2023, the record date for the distribution. The Company retained approximately 10 percent of Knife River common stock immediately following the separation with the intent to dispose of such shares within twelve months after the separation. The separation of Knife River was a tax-free spinoff transaction to the Company’s stockholders for U.S. federal income tax purposes. More information on the separation and distribution can be found within Knife River's Form 10, which is not incorporated by reference herein.
The historical results of Knife River are presented as discontinued operations in the Company's Consolidated Financial Statements.
On November 3, 2022, the Company announced its intent to commence a strategic review process of MDU Construction Services. Upon completing the strategic review of its wholly owned construction services business, the Company's board of directors announced on July 10, 2023, that it will pursue a tax-advantaged separation of the construction services business from the Company. The Company's board of directors believes a tax-advantaged separation of the construction services business supports the Company's goal of enhancing value for stockholders by becoming a pure-play regulated energy delivery company.
The Company is organized into four reportable business segments. These business segments include: electric, natural gas distribution, pipeline, and construction services. The Company's business segments are determined based on the Company's method of internal reporting, which generally segregates the strategic business units due to differences in products, services and regulation. The internal reporting of these segments is defined based on the reporting and review process used by the Company's chief executive officer.
The Company, through its wholly owned subsidiary, MDU Energy Capital, owns Montana-Dakota, Cascade and Intermountain. The electric segment is comprised of Montana-Dakota while the natural gas distribution segment is comprised of Montana-Dakota, Cascade and Intermountain.
The Company, through its wholly owned subsidiary, Centennial, owns WBI Energy, MDU Construction Services and Centennial Capital. WBI Energy is the pipeline segment, MDU Construction Services is the construction services segment and Centennial Capital is reflected in the Other category.
For more information on the Company's business segments, see Note 18 of the Notes to Consolidated Financial Statements.

Index
Part I -- Financial Information
Item 1. Financial Statements

MDU Resources Group, Inc.
Consolidated Statements of Income
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and regulated pipeline	$340,492	$323,616	$1,014,423	$877,233
Non-regulated pipeline, construction services and other	750,634	686,133	1,506,801	1,239,631
Total operating revenues	1,091,126	1,009,749	2,521,224	2,116,864
Operating expenses:
Operation and maintenance:
Electric, natural gas distribution and regulated pipeline	95,483	94,422	197,522	192,247
Non-regulated pipeline, construction services and other	674,110	615,095	1,368,616	1,117,826
Total operation and maintenance	769,593	709,517	1,566,138	1,310,073
Purchased natural gas sold	115,866	115,312	486,881	382,665
Depreciation, depletion and amortization	53,498	55,006	105,730	106,779
Taxes, other than income	49,706	45,480	117,133	99,057
Electric fuel and purchased power	20,432	21,929	44,789	48,290
Total operating expenses	1,009,095	947,244	2,320,671	1,946,864
Operating income	82,031	62,505	200,553	170,000
Unrealized gain on investment in Knife River	140,020	—	140,020	—
Other income (expense)	9,959	(2,209)	20,333	(3,253)
Interest expense	26,459	19,187	50,412	38,079
Income before income taxes	205,551	41,109	310,494	128,668
Income taxes	57,918	5,347	78,986	24,140
Income from continuing operations	147,633	35,762	231,508	104,528
Discontinued operations, net of tax	(16,941)	34,905	(62,464)	(2,098)
Net income	$130,692	$70,667	$169,044	$102,430
Earnings per share - basic:
Income from continuing operations	$.72	$.18	$1.14	$.51
Discontinued operations, net of tax	(.08)	.17	(.31)	(.01)
Earnings per share - basic	$.64	$.35	$.83	$.50
Earnings per share - diluted:
Income from continuing operations	$.72	$.18	$1.14	$.51
Discontinued operations, net of tax	(.08)	.17	(.31)	(.01)
Earnings per share - diluted	$.64	$.35	$.83	$.50
Weighted average common shares outstanding - basic	203,635	203,351	203,630	203,351
Weighted average common shares outstanding - diluted	203,877	203,401	203,894	203,396
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Net income	$130,692	$70,667	$169,044	$102,430
Other comprehensive income (loss):
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $6 and $36 for the three months ended and $17 and $72 for the six months ended in 2023 and 2022, respectively	47	111	81	223
Postretirement liability adjustment:
Amortization of postretirement liability losses included in net periodic benefit credit, net of tax of $131 and $148 for the three months ended and $165 and $312 for the six months ended in 2023 and 2022, respectively	387	461	487	906
Reclassification of postretirement liability adjustment from regulatory asset, net of tax of $— and $(1,086) for the three months ended and $— and $(1,086) for the six months ended in 2023 and 2022, respectively	—	(3,265)	—	(3,265)
Postretirement liability adjustment	387	(2,804)	487	(2,359)
Net unrealized gain (loss) on available-for-sale investments:
Net unrealized gain (loss) on available-for-sale investments arising during the period, net of tax of $(22) and $(34) for the three months ended and $(4) and $(119) for the six months ended in 2023 and 2022, respectively	(84)	(128)	(14)	(448)
Reclassification adjustment for loss on available-for-sale investments included in net income, net of tax of $3 and $7 for the three months ended and $6 and $15 for the six months ended in 2023 and 2022, respectively	13	25	26	57
Net unrealized gain (loss) on available-for-sale investments	(71)	(103)	12	(391)
Other comprehensive income (loss)	363	(2,796)	580	(2,527)
Comprehensive income attributable to common stockholders	$131,055	$67,871	$169,624	$99,903
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Balance Sheets
(Unaudited)
	June 30, 2023	June 30, 2022	December 31, 2022
Assets	(In thousands, except shares and per share amounts)
Current assets:
Cash and cash equivalents	$50,780	$53,663	$70,428
Receivables, net	934,173	760,696	1,064,340
Current regulatory assets	193,162	102,535	165,092
Inventories	60,154	50,977	64,248
Prepayments and other current assets	60,502	82,533	55,123
Investment in Knife River	246,063	—	—
Current assets of discontinued operations	—	798,665	583,218
Total current assets	1,544,834	1,849,069	2,002,449
Noncurrent assets:
Property, plant and equipment	7,083,229	6,692,019	6,874,630
Less accumulated depreciation, depletion and amortization	2,160,439	2,067,811	2,098,298
Net property, plant and equipment	4,922,790	4,624,208	4,776,332
Goodwill	488,960	488,960	488,960
Other intangible assets, net	3,049	5,213	4,102
Regulatory assets	345,185	347,061	329,659
Investments	139,569	127,847	128,827
Operating lease right-of-use assets	74,553	69,869	73,502
Other	165,910	170,709	161,900
Noncurrent assets of discontinued operations	—	1,636,027	1,685,751
Total noncurrent assets	6,140,016	7,469,894	7,649,033
Total assets	$7,684,850	$9,318,963	$9,651,482
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$345,000	$—	$38,500
Long-term debt due within one year	1,319	86,319	47,819
Accounts payable	399,339	394,317	525,560
Taxes payable	60,284	97,471	62,308
Dividends payable	45,310	44,229	45,245
Accrued compensation	66,555	69,538	59,470
Operating lease liabilities due within one year	22,666	19,960	21,307
Regulatory liabilities due within one year	48,057	17,884	26,440
Other accrued liabilities	143,235	138,479	156,031
Current liabilities of discontinued operations	—	502,317	487,624
Total current liabilities	1,131,765	1,370,514	1,470,304
Noncurrent liabilities:
Long-term debt	2,246,103	2,003,881	2,317,848
Deferred income taxes	515,661	428,249	455,499
Asset retirement obligations	380,058	440,216	372,870
Regulatory liabilities	455,877	433,019	448,454
Operating lease liabilities	52,328	50,625	52,871
Other	196,865	178,204	180,603
Noncurrent liabilities of discontinued operations	—	1,027,445	765,904
Total noncurrent liabilities	3,846,892	4,561,639	4,594,049
Commitments and contingencies
Stockholders' equity:
Common stock Authorized - 500,000,000 shares, $1.00 par value Shares issued - 203,638,373 at June 30, 2023, 203,889,661 at June 30, 2022 and 204,162,814 at December 31, 2022	203,638	203,889	204,163
Other paid-in capital	1,460,735	1,454,131	1,466,037
Retained earnings	1,059,517	1,775,947	1,951,138
Accumulated other comprehensive loss	(17,697)	(43,531)	(30,583)
Treasury stock at cost 538,921 shares at June 30, 2022 and December 31, 2022	—	(3,626)	(3,626)
Total stockholders' equity	2,706,193	3,386,810	3,587,129
Total liabilities and stockholders' equity	$7,684,850	$9,318,963	$9,651,482
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Equity
(Unaudited)
			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2022	204,162,814	$204,163	$1,466,037	$1,951,138	$(30,583)	(538,921)	$(3,626)	$3,587,129
Net income	—	—	—	38,353	—	—	—	38,353
Other comprehensive income	—	—	—	—	217	—	—	217
Dividends declared on common stock	—	—	—	(45,574)	—	—	—	(45,574)
Stock-based compensation	—	—	3,108	—	—	—	—	3,108
Repurchase of common stock	—	—	—	—	—	(153,622)	(4,811)	(4,811)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	(7,851)	—	—	153,622	4,811	(3,040)
At March 31, 2023	204,162,814	$204,163	$1,461,294	$1,943,917	$(30,366)	(538,921)	$(3,626)	$3,575,382
Net income	—	—	—	130,692	—	—	—	130,692
Other comprehensive income	—	—	—	—	363	—	—	363
Dividends declared on common stock	—	—	—	(45,158)	—	—	—	(45,158)
Stock-based compensation	—	—	(927)	—	—	—	—	(927)
Separation of Knife River	(538,921)	(539)	—	(969,934)	12,306	538,921	3,626	(954,541)
Issuance of common stock	14,480	14	368	—	—	—	—	382
At June 30, 2023	203,638,373	$203,638	$1,460,735	$1,059,517	$(17,697)	—	$—	$2,706,193

			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2021	203,889,661	$203,889	$1,461,205	$1,762,410	$(41,004)	(538,921)	$(3,626)	$3,382,874
Net income	—	—	—	31,763	—	—	—	31,763
Other comprehensive income	—	—	—	—	269	—	—	269
Dividends declared on common stock	—	—	—	(44,447)	—	—	—	(44,447)
Stock-based compensation	—	—	2,689	—	—	—	—	2,689
Repurchase of common stock	—	—	—	—	—	(266,821)	(7,399)	(7,399)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	(12,303)	—	—	266,821	7,399	(4,904)
Issuance of common stock	—	—	(127)	—	—	—	—	(127)
At March 31, 2022	203,889,661	$203,889	$1,451,464	$1,749,726	$(40,735)	(538,921)	$(3,626)	$3,360,718
Net income	—	—	—	70,667	—	—	—	70,667
Other comprehensive income	—	—	—	—	(2,796)	—	—	(2,796)
Dividends declared on common stock	—	—	—	(44,446)	—	—	—	(44,446)
Stock-based compensation	—	—	2,689	—	—	—	—	2,689
Issuance of common stock	—	—	(22)	—	—	—	—	(22)
At June 30, 2022	203,889,661	$203,889	$1,454,131	$1,775,947	$(43,531)	(538,921)	$(3,626)	$3,386,810
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2023	2022
	(In thousands)
Operating activities:
Net income	$169,044	$102,430
Discontinued operations, net of tax	(62,464)	(2,098)
Income from continuing operations	231,508	104,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	105,730	106,779
Deferred income taxes	55,478	2,439
Provision for credit losses	5,862	2,485
Amortization of debt issuance costs	792	481
Employee stock-based compensation costs	1,740	4,713
Pension and postretirement benefit plan net periodic benefit credit	(2,775)	(3,658)
Unrealized gain on investment in Knife River	(140,020)	—
Unrealized (gains) losses on investments	(4,885)	10,579
Gains on sales of assets	(4,887)	(2,935)
Changes in current assets and liabilities, net of acquisitions:
Receivables	124,306	(27,093)
Inventories	1,427	(4,741)
Other current assets	(27,614)	18,345
Accounts payable	(137,308)	27,113
Other current liabilities	19,090	34,858
Pension and postretirement benefit plan contributions	(17)	(54)
Other noncurrent changes	1,606	(12,449)
Net cash provided by continuing operations	230,033	261,390
Net cash used in discontinued operations	(156,932)	(142,282)
Net cash provided by operating activities	73,101	119,108
Investing activities:
Capital expenditures	(232,137)	(209,891)
Acquisitions, net of cash acquired	—	—
Net proceeds from sale or disposition of property and other	13,532	30
Investments	(2,974)	(3,072)
Net cash used in continuing operations	(221,579)	(212,933)
Net cash used in discontinued operations	(55,012)	(78,092)
Net cash used in investing activities	(276,591)	(291,025)
Financing activities:
Issuance of short-term borrowings	500,000	—
Repayment of short-term borrowings	(193,500)	—
Issuance of long-term debt	389,500	179,407
Repayment of long-term debt	(506,191)	(147,397)
Debt issuance costs	(1,864)	(320)
Net proceeds from issuance of common stock	—	(149)
Dividends paid	(90,552)	(88,457)
Repurchase of common stock	(4,811)	(7,399)
Tax withholding on stock-based compensation	(3,040)	(4,905)
Net cash provided by (used in) continuing operations	89,542	(69,220)
Net cash provided by discontinued operations	94,300	254,028
Net cash provided by financing activities	183,842	184,808
Increase (decrease) in cash and cash equivalents	(19,648)	12,891
Cash and cash equivalents -- beginning of year	70,428	40,772
Cash and cash equivalents -- end of period	$50,780	$53,663
The accompanying notes are an integral part of these consolidated financial statements.

Index
MDU Resources Group, Inc.
Notes to Consolidated
Financial Statements
June 30, 2023 and 2022
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
As part of the Company's continuous review of its business, the Company announced strategic initiatives in 2022. On August 4, 2022, the Company announced that its board of directors approved a plan to pursue the separation of Knife River, the construction materials and contracting segment, from the Company. The separation was completed on May 31, 2023, and resulted in two independent, publicly traded companies, MDU Resources Group, Inc. and Knife River. The Company's board of directors approved the distribution of approximately 90 percent of the issued and outstanding shares of Knife River to the Company's stockholders. Stockholders of the Company received one share of Knife River common stock for every four shares of the Company's common stock held on May 22, 2023, the record date for the distribution. The Company retained approximately 10 percent of Knife River common stock immediately following the separation with the intent to dispose of such shares within twelve months after the separation. The separation of Knife River was a tax-free spinoff transaction to the Company’s stockholders for U.S. federal income tax purposes.
The Company's consolidated financial statements and accompanying notes for the current and prior periods have been restated to present the results of operations and the assets and liabilities of Knife River as discontinued operations, other than certain corporate overhead costs of the Company historically allocated to Knife River, which are reflected in Other. Also included in discontinued operations in the Consolidated Statements of Income are the supporting activities of Fidelity and certain interest expense related to financing activity associated with the Knife River separation. Unless otherwise indicated, the amounts presented in the accompanying notes to the consolidated financial statements relate to the Company's continuing operations. For more information on discontinued operations, see Note 3.
On November 3, 2022, the Company announced its intent to commence a strategic review of MDU Construction Services. Upon completing the strategic review of its wholly owned construction services business, the Company's board of directors announced on July 10, 2023, that it will pursue a tax-advantaged separation of the construction services business from the Company. The Company's board of directors believes a tax-advantaged separation of the construction services business supports the Company's goal of enhancing value for stockholders by becoming a pure-play regulated energy delivery company.
Management has also evaluated the impact of events occurring after June 30, 2023, up to the date of the issuance of these consolidated interim financial statements on August 3, 2023, that would require recognition or disclosure in the Consolidated Financial Statements.

Index
Note 2 - New accounting standards
The following table provides a brief description of the accounting pronouncements applicable to the Company and the potential impact on its Consolidated Financial Statements and/or disclosures:

Standard	Description	Effective date	Impact on financial statements/disclosures
Recently adopted accounting standards
ASU 2020-04 - Reference Rate Reform	In March 2020, the FASB issued optional guidance to ease the facilitation of the effects of reference rate reform on financial reporting. The guidance applies to certain contract modifications, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Beginning January 1, 2022, LIBOR or other discontinued reference rates cannot be applied to new contracts. New contracts will incorporate a new reference rate, which includes SOFR. LIBOR or other discontinued reference rates cannot be applied to contract modifications or hedging relationships entered into or evaluated after December 31, 2022. Existing contracts referencing LIBOR or other reference rates expected to be discontinued must have identified a replacement rate by June 30, 2023.	Effective as of March 12, 2020 through December 31, 2022	For more information, see ASU 2022-06 - Reference Rate Reform: Deferral of Sunset Date in recently issued accounting standards adopted.
ASU 2022-06 - Reference Rate Reform: Deferral of Sunset Date	In December 2022, the FASB included a sunset provision within ASC 848 based on expectations of when LIBOR would cease being published. At the time ASU 2020-04 was issued, the UK Financial Conduct Authority had established its intent to cease overnight tenors of LIBOR after December 31, 2021. In March 2021, the UK Financial Conduct Authority announced that the intended cessation date of the overnight tenors of LIBOR would be June 30, 2023 which is beyond the current sunset date of ASC 848. The amendments in this Update defer the sunset date of ASC 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in ASC 848.	December 31, 2024	The Company has updated its credit agreements to include language regarding the successor or alternate rate to LIBOR. The Company does not expect the guidance to have a material impact on its results of operations, financial position, cash flows or disclosures.
Note 3 - Discontinued operations
On May 31, 2023, the Company completed the previously announced separation of Knife River, its construction materials and contracting segment, into a new publicly traded company. The separation was achieved through the Company's pro-rata distribution of approximately 90 percent of the outstanding shares of Knife River to the Company's common stockholders. To effect the separation, the Company distributed to its stockholders one share of Knife River common stock for every four shares of the Company's common stock held on May 22, 2023, the record date for the distribution, with the Company retaining approximately 10 percent of the shares of Knife River common stock immediately following the separation. The Company intends to dispose of the retained shares within twelve months after the separation.
As a result of the separation, the historical assets and liabilities for Knife River have been classified as assets and liabilities of discontinued operations and the historical results of operations are shown in Discontinued operations, net of tax, other than allocated general corporate overhead costs of the Company, which do not meet the criteria for income (loss) from discontinued operations. The Company’s consolidated financial statements and accompanying notes for prior periods have been restated. For the comparative periods, Knife River's operations are only reflected through May 2023, whereas 2022 includes the full three and six months from Knife River's operations.
On April 25, 2023, Knife River issued $425 million of senior notes, pursuant to an indenture, due 2031 to qualified institutional buyers. Knife River also entered into a new credit agreement which provided a revolving credit facility in an initial amount of up to $350 million and a senior secured term loan facility in an amount up to $275 million. The net proceeds from the notes offering, revolving credit facility and the term loan were used to repay $825 million of Knife River's intercompany obligations owed to Centennial. Centennial used the entirety of these proceeds from Knife River to repay a portion of its existing third-party indebtedness.
As a result of the separation, the Company retained legal ownership of 538,921 shares of the Company's common stock that were historically owned by a subsidiary of Knife River and recorded in Treasury stock at cost. Following the separation, the 538,921 treasury shares were retired.
The Company will provide to Knife River and Knife River will provide to the Company transition services in accordance with the TSA entered into on May 31, 2023. For the three and six months ended June 30, 2023, the Company received $599,000 and paid $277,000 related to these activities. The majority of the transition services are expected to be provided for a period of one year, however, no longer than two years after the separation.

Index
Separation costs of $41.2 million and $46.1 million, net of tax, were incurred during the three and six months ended June 30, 2023, respectively. Separation costs incurred are presented in income (loss) from discontinued operations in the Consolidated Statements of Income. These charges primarily relate to transaction and third-party support costs, one-time business separation fees and related tax charges.
The Company had no assets or liabilities related to the discontinued operations of Knife River on its balance sheet as of June 30, 2023. The carrying amounts of the major classes of assets and liabilities of discontinued operations included in the Company’s Consolidated Balance Sheets were as follows:

	June 30, 2022	December 31, 2022
Assets	(In Thousands)
Current assets:
Cash and cash equivalents	$1,569	$790
Receivables, net	423,420	241,302
Inventories	350,457	323,277
Prepayments and other current assets	23,219	17,849
Total current assets of discontinued operations	798,665	583,218
Noncurrent assets:
Net property, plant and equipment	1,264,604	1,315,213
Goodwill	274,302	274,540
Other intangible assets, net	14,827	13,430
Investments	33,400	33,086
Operating lease right-of-use assets	45,932	45,872
Other	2,962	3,610
Total noncurrent assets of discontinued operations	1,636,027	1,685,751
Total assets of discontinued operations	$2,434,692	$2,268,969
Liabilities
Current liabilities:
Short-term borrowings	$100,000	$208,000
Long-term debt due within one year	128,134	30,211
Accounts payable	174,585	122,309
Taxes payable	(12,500)	8,502
Accrued compensation	28,621	29,192
Operating lease liabilities due within one year	13,666	13,210
Other accrued liabilities	69,811	76,200
Total current liabilities of discontinued operations	502,317	487,624
Noncurrent liabilities:
Long-term debt	709,632	445,546
Deferred income taxes	169,484	175,804
Asset retirement obligations	27,779	33,015
Operating lease liabilities	32,266	32,663
Other	88,284	78,876
Total noncurrent liabilities of discontinued operations	1,027,445	765,904
Total liabilities of discontinued operations	$1,529,762	$1,253,528

Index
The reconciliation of the major classes of income and expense constituting pretax income (loss) from discontinued operations to the after-tax income (loss) from discontinued operations on the Consolidated Statements of Income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Operating revenues	$428,020	$711,227	$735,259	$1,020,726
Operating expenses	416,686	653,116	767,960	1,002,728
Operating income (loss)	11,334	58,111	(32,701)	17,998
Other income (expense)	1,889	(2,037)	2,381	(3,394)
Interest expense	23,544	8,926	37,611	15,293
Income (loss) from discontinued operations before income taxes	(10,321)	47,148	(67,931)	(689)
Income taxes	6,620	12,243	(5,467)	1,409
Income (loss) from discontinued operations	$(16,941)	$34,905	$(62,464)	$(2,098)
Note 4 - Seasonality of operations
Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results for particular businesses, and for the Company as a whole, may not be indicative of results for the full fiscal year.
Note 5 - Receivables and allowance for expected credit losses
Receivables consist primarily of trade receivables from the sale of goods and services, which are recorded at the invoiced amount, and contract assets, net of expected credit losses. For more information on contract assets, see Note 9. The Company's trade receivables are all due in 12 months or less. The total balance of receivables past due 90 days or more was $57.9 million, $27.4 million and $34.3 million at June 30, 2023 and 2022, and December 31, 2022, respectively.
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
Details of the Company's expected credit losses were as follows:

	Electric	Natural gas distribution	Pipeline	Construction services	Total
	(In thousands)
At December 31, 2022	$375	$1,615	$2	$2,162	$4,154
Current expected credit loss provision	615	2,324	—	826	3,765
Less write-offs charged against the allowance	667	1,225	—	51	1,943
Credit loss recoveries collected	145	229	—	1	375
At March 31, 2023	$468	$2,943	$2	$2,938	$6,351
Current expected credit loss provision	182	90	—	1,825	2,097
Less write-offs charged against the allowance	316	1,454	—	103	1,873
Credit loss recoveries collected	79	161	—	58	298
At June 30, 2023	$413	$1,740	$2	$4,718	$6,873

Index

	Electric	Natural gas distribution	Pipeline	Construction services	Total
	(In thousands)
At December 31, 2021	$269	$1,506	$2	$2,533	$4,310
Current expected credit loss provision	565	1,369	—	54	1,988
Less write-offs charged against the allowance	597	932	—	71	1,600
Credit loss recoveries collected	124	180	—	28	332
At March 31, 2022	$361	$2,123	$2	$2,544	$5,030
Current expected credit loss provision	113	92	—	292	497
Less write-offs charged against the allowance	234	939	—	104	1,277
Credit loss recoveries collected	108	177	—	—	285
At June 30, 2022	$348	$1,453	$2	$2,732	$4,535
Note 6 - Inventories and natural gas in storage
Natural gas in storage for the Company's regulated operations is generally valued at lower of cost or market using the last-in, first-out method or lower of cost or net realizable value using the average cost or first-in, first-out method. The majority of all other inventories are valued at the lower of cost or net realizable value using the average cost method. The portion of the cost of natural gas in storage expected to be used within 12 months was included in inventories. Inventories on the Consolidated Balance Sheets were as follows:

	June 30, 2023	June 30, 2022	December 31, 2022
	(In thousands)
Merchandise for resale	32,498	25,216	27,910
Natural gas in storage (current)	15,388	15,014	22,533
Materials and supplies	$6,391	$6,269	$6,846
Other	5,877	4,478	6,959
Total	$60,154	$50,977	$64,248
The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in noncurrent assets - other and was $47.4 million, $47.2 million and $47.5 million at June 30, 2023, June 30, 2022 and December 31, 2022, respectively.

Index
Note 7 - Earnings per share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share is computed by dividing net income by the total of the weighted average number of shares of common stock outstanding during the applicable period, plus the effect of non-vested performance share awards and restricted stock units. Common stock outstanding includes issued shares less shares held in treasury. As a result of the separation, the Company retained legal ownership of 538,921 shares of the Company's common stock that were historically owned by a subsidiary of Knife River and recorded in Treasury stock at cost. Following the separation, the 538,921 treasury shares were retired. The 538,921 shares of treasury stock did not have an impact on weighted-average shares outstanding, as they were not outstanding prior to being retired. Net income was the same for both the basic and diluted earnings per share calculations. A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per share calculations follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Weighted average common shares outstanding - basic	203,635	203,351	203,630	203,351
Effect of dilutive performance share awards and restricted stock units	242	50	264	45
Weighted average common shares outstanding - diluted	203,877	203,401	203,894	203,396

Earnings per share - basic:
Income from continuing operations	.72	.18	1.14	.51
Discontinued operations, net of tax	(.08)	.17	(.31)	(.01)
Earnings per share - basic	.64	.35	.83	.50

Earnings per share - diluted:
Income from continuing operations	0.72	.18	1.14	.51
Discontinued operations, net of tax	(.08)	.17	(.31)	(.01)
Earnings per share - diluted	.64	.35	.83	.50

Shares excluded from the calculation of diluted earnings per share	—	52	—	175
Dividends declared per common share	$.2225	$.2175	$.4450	$.4350
Note 8 - Accumulated other comprehensive loss
The after-tax changes in the components of accumulated other comprehensive loss were as follows:

	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2022	$(125)	$(29,900)	$(558)	$(30,583)
Other comprehensive income before reclassifications	—	—	70	70
Amounts reclassified from accumulated other comprehensive loss	34	100	13	147
Net current-period other comprehensive income	34	100	83	217
At March 31, 2023	$(91)	$(29,800)	$(475)	$(30,366)
Other comprehensive income before reclassifications	—	—	(84)	(84)
Amounts reclassified from accumulated other comprehensive loss	47	387	13	447
Net current-period other comprehensive income (loss)	47	387	(71)	363
Amounts reclassified related to the separation of Knife River	44	12,262	—	12,306
At June 30, 2023	$—	$(17,151)	$(546)	$(17,697)

Index

	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2021	$(538)	$(40,461)	$(5)	$(41,004)
Other comprehensive loss before reclassifications	—	—	(320)	(320)
Amounts reclassified from accumulated other comprehensive loss	112	445	32	589
Net current-period other comprehensive income (loss)	112	445	(288)	269
At March 31, 2022	$(426)	$(40,016)	$(293)	$(40,735)
Other comprehensive loss before reclassifications	—	—	(128)	(128)
Amounts reclassified to accumulated other comprehensive loss from a regulatory asset	—	(3,265)	—	(3,265)
Amounts reclassified from accumulated other comprehensive loss	111	461	25	597
Net current-period other comprehensive income (loss)	111	(2,804)	(103)	(2,796)
At June 30, 2022	$(315)	$(42,820)	$(396)	$(43,531)
The following amounts were reclassified out of accumulated other comprehensive loss into net income. The amounts presented in parenthesis indicate a decrease to net income on the Consolidated Statements of Income. The reclassifications were as follows:

	Three Months Ended		Six Months Ended		Location on Consolidated Statements of Income
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income	$(53)	$(147)	$(98)	$(295)	Interest expense
	6	36	17	72	Income taxes
	(47)	(111)	(81)	(223)
Amortization of postretirement liability losses included in net periodic benefit credit	(518)	(609)	(652)	(1,218)	Other income
	131	148	165	312	Income taxes
	(387)	(461)	(487)	(906)
Reclassification adjustment on available-for-sale investments included in net income	(16)	(32)	(32)	(72)	Other income
	3	7	6	15	Income taxes
	(13)	(25)	(26)	(57)
Total reclassifications	$(447)	$(597)	$(594)	$(1,186)

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
Disaggregation
In the following tables, revenue is disaggregated by the type of customer or service provided. The Company believes this level of disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The table also includes a reconciliation of the disaggregated revenue by reportable segments. For more information on the Company's business segments, see Note 18.

Three Months Ended June 30, 2023	Electric	Natural gas distribution	Pipeline	Construction services	Other	Total
	(In thousands)
Residential utility sales	$30,825	$120,967	$—	$—	$—	$151,792
Commercial utility sales	38,262	71,196	—	—	—	109,458
Industrial utility sales	10,370	9,183	—	—	—	19,553
Other utility sales	1,710	—	—	—	—	1,710
Natural gas transportation	—	11,671	34,394	—	—	46,065
Natural gas storage	—	—	3,758	—	—	3,758
Electrical & mechanical specialty contracting	—	—	—	568,307	—	568,307
Transmission & distribution specialty contracting	—	—	—	167,485	—	167,485
Other	11,531	3,272	3,937	177	3,151	22,068
Intersegment eliminations	(27)	(69)	(7,918)	—	(3,151)	(11,165)
Revenues from contracts with customers	92,671	216,220	34,171	735,969	—	1,079,031
Revenues out of scope	(1,682)	2,775	38	10,964	—	12,095
Total external operating revenues	$90,989	$218,995	$34,209	$746,933	$—	$1,091,126

Three Months Ended June 30, 2022	Electric	Natural gas distribution	Pipeline	Construction services	Other	Total
	(In thousands)
Residential utility sales	$29,363	$116,749	$—	$—	$—	$146,112
Commercial utility sales	34,015	72,354	—	—	—	106,369
Industrial utility sales	10,923	9,009	—	—	—	19,932
Other utility sales	1,880	—	—	—	—	1,880
Natural gas transportation	—	11,456	31,967	—	—	43,423
Natural gas storage	—	—	2,896	—	—	2,896
Electrical & mechanical specialty contracting	—	—	—	507,233	—	507,233
Transmission & distribution specialty contracting	—	—	—	166,174	—	166,174
Other	10,216	3,751	2,676	109	1,456	18,208
Intersegment eliminations	(34)	(71)	(7,787)	(1,527)	(1,456)	(10,875)
Revenues from contracts with customers	86,363	213,248	29,752	671,989	—	1,001,352
Revenues out of scope	(812)	(2,738)	66	11,881	—	8,397
Total external operating revenues	$85,551	$210,510	$29,818	$683,870	$—	$1,009,749

Index

Six Months Ended June 30, 2023	Electric	Natural gas distribution	Pipeline	Construction services	Other	Total
	(In thousands)
Residential utility sales	$68,650	$448,617	$—	$—	$—	$517,267
Commercial utility sales	74,609	276,122	—	—	—	350,731
Industrial utility sales	21,133	26,021	—	—	—	47,154
Other utility sales	3,484	—	—	—	—	3,484
Natural gas transportation	—	25,175	69,378	—	—	94,553
Natural gas storage	—	—	7,620	—	—	7,620
Electrical & mechanical specialty contracting	—	—	—	1,158,570	—	1,158,570
Transmission & distribution specialty contracting	—	—	—	319,507	—	319,507
Other	23,410	7,993	5,797	209	4,723	42,132
Intersegment eliminations	(55)	(139)	(34,188)	—	(4,723)	(39,105)
Revenues from contracts with customers	191,231	783,789	48,607	1,478,286	—	2,501,913
Revenues out of scope	(4,545)	801	76	22,979	—	19,311
Total external operating revenues	$186,686	$784,590	$48,683	$1,501,265	$—	$2,521,224

Six Months Ended June 30, 2022	Electric	Natural gas distribution	Pipeline	Construction services	Other	Total
	(In thousands)
Residential utility sales	$66,667	$375,565	$—	$—	$—	$442,232
Commercial utility sales	69,615	235,963	—	—	—	305,578
Industrial utility sales	21,229	22,033	—	—	—	43,262
Other utility sales	3,630	—	—	—	—	3,630
Natural gas transportation	—	23,837	63,541	—	—	87,378
Natural gas storage	—	—	6,615	—	—	6,615
Electrical & mechanical specialty contracting	—	—	—	900,041	—	900,041
Transmission & distribution specialty contracting	—	—	—	314,640	—	314,640
Other	22,969	6,360	4,387	156	2,896	36,768
Intersegment eliminations	(68)	(137)	(33,729)	(2,353)	(2,896)	(39,183)
Revenues from contracts with customers	184,042	663,621	40,814	1,212,484	—	2,100,961
Revenues out of scope	(4,807)	(2,623)	124	23,209	—	15,903
Total external operating revenues	$179,235	$660,998	$40,938	$1,235,693	$—	$2,116,864

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
The changes in contract assets and liabilities were as follows:

	June 30, 2023	December 31, 2022	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$179,282	$154,144	$25,138	Receivables, net
Contract liabilities - current	(166,268)	(168,361)	2,093	Accounts payable
Contract liabilities - noncurrent	(438)	(6)	(432)	Noncurrent liabilities - other
Net contract assets (liabilities)	$12,576	$(14,223)	$26,799
The Company recognized $23.4 million and $157.9 million in revenue for the three and six months ended June 30, 2023, respectively, which was previously included in contract liabilities at December 31, 2022. The Company recognized $8.6 million

Index
and $110.4 million in revenue for the three and six months ended June 30, 2022, respectively, which was previously included in contract liabilities at December 31, 2021.
The Company recognized a net increase in revenues of $23.1 million and $31.8 million for the three and six months ended June 30, 2023, respectively, from performance obligations satisfied in prior periods. The Company recognized a net increase in revenues of $24.3 million and $33.2 million for the three and six months ended June 30, 2022, respectively, from performance obligations satisfied in prior periods.
Remaining performance obligations
The remaining performance obligations, also referred to as backlog, at the construction services segment includes unrecognized revenues that the Company reasonably expects to be realized. These unrecognized revenues can include: projects that have a written award, a letter of intent, a notice to proceed, an agreed upon work order to perform work on mutually accepted terms and conditions and change orders or claims to the extent management believes additional contract revenues will be earned and are deemed probable of collection. Excluded from remaining performance obligations are potential orders under master service agreements. The majority of the Company's contracting services contracts have an original duration of less than two years.
The remaining performance obligations at the pipeline segment include firm transportation and storage contracts with fixed pricing and fixed volumes. The Company has applied the practical expedient, which does not require additional disclosures for contracts with an original duration of less than 12 months, to certain firm transportation and non-regulated contracts. The Company's firm transportation and firm storage contracts included in the remaining performance obligations have weighted average remaining durations of approximately less than five years and two years, respectively.
At June 30, 2023, the Company's remaining performance obligations were $2.5 billion. The Company expects to recognize the following revenue amounts in future periods related to these remaining performance obligations: $1.6 billion within the next 12 months or less; $384.0 million within the next 13 to 24 months; and $544.0 million in 25 months or more.
Note 10 - Leases
The Company's leases primarily include operating leases for equipment, buildings, easements and vehicles. The Company leases certain equipment to third parties through its utility and construction services segments, which are considered short-term operating leases with terms of less than 12 months.
The Company recognized revenue from operating leases of $11.1 million and $23.3 million for the three and six months ended June 30, 2023, respectively. The Company recognized revenue from operating leases of $12.0 million and $23.4 million for the three and six months ended June 30, 2022, respectively. At June 30, 2023, the Company had $7.9 million of lease receivables with a majority due within 12 months.
Note 11 - Goodwill and other intangible assets
The carrying amount of goodwill, which is related to the natural gas distribution and construction services segments, remained unchanged at $489.0 million at June 30, 2023 and 2022, and December 31, 2022. No impairments of goodwill have been recorded in these periods.

Other amortizable intangible assets were as follows:

	June 30, 2023	June 30, 2022	December 31, 2022
	(In thousands)
Customer relationships	$10,450	$10,450	$10,450
Less accumulated amortization	7,401	5,312	6,356
	3,049	5,138	4,094
Noncompete agreements	292	552	552
Less accumulated amortization	292	477	544
	—	75	8
Total	$3,049	$5,213	$4,102
Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2023, was $522,000 and $1.1 million, respectively. Amortization expense for amortizable intangible assets for the three and six months ended June 30, 2022, was $568,000 and $1.1 million, respectively. Amortization expense for identifiable intangible assets as of June 30, 2023 is estimated to be as follows:

	Remainder of 2023	2024	2025	2026	2027	Thereafter
	(In thousands)
Amortization expense	$1,045	$1,888	$116	$—	$—	$—

Index
Note 12 - Regulatory assets and liabilities
The following table summarizes the individual components of unamortized regulatory assets and liabilities:

	Estimated Recovery or Refund Period as of June 30, 2023	*	June 30, 2023	June 30, 2022	December 31, 2022
			(In thousands)
Regulatory assets:
Current:
Natural gas costs recoverable through rate adjustments	Up to 1 year		$170,249	$83,557	$141,306
Conservation programs	Up to 1 year		10,897	7,883	8,544
Cost recovery mechanisms	Up to 1 year		4,758	3,459	4,019
Other	Up to 1 year		7,258	7,636	11,223
			193,162	102,535	165,092
Noncurrent:
Pension and postretirement benefits	**		144,448	137,582	143,349
Cost recovery mechanisms	Up to 10 years		63,890	64,096	67,171
Plant costs/asset retirement obligations	Over plant lives		43,855	63,334	44,462
Manufactured gas plant site remediation	-		25,764	26,031	26,624
Plant to be retired	-		20,858	27,628	21,525
Environmental compliance programs	-		20,611	—	—
Taxes recoverable from customers	Over plant lives		12,099	12,365	12,330
Long-term debt refinancing costs	Up to 37 years		2,894	3,482	3,188
Other	Up to 16 years		10,766	12,543	11,010
			345,185	347,061	329,659
Total regulatory assets			$538,347	$449,596	$494,751
Regulatory liabilities:
Current:
Natural gas costs refundable through rate adjustments	Up to 1 year		17,820	738	955
Electric fuel and purchased power deferral	Up to 1 year		8,481	4,161	4,929
Cost recovery mechanisms	Up to 1 year		3,304	3,172	1,977
Conservation programs	Up to 1 year		2,851	352	4,126
Taxes refundable to customers	Up to 1 year		1,513	3,728	3,937
Refundable fuel and electric costs	Up to 1 year		103	1,092	3,253
Other	Up to 1 year		13,985	4,641	7,263
			48,057	17,884	26,440
Noncurrent:
Plant removal and decommissioning costs	Over plant lives		216,682	172,755	208,650
Taxes refundable to customers	Over plant lives		197,757	209,022	203,222
Cost recovery mechanisms	Up to 19 years		18,226	10,898	14,025
Accumulated deferred investment tax credit	Up to 19 years		14,398	14,009	13,594
Pension and postretirement benefits	**		7,120	19,686	7,376
Other	Up to 15 years		1,694	6,649	1,587
			455,877	433,019	448,454
Total regulatory liabilities			$503,934	$450,903	$474,894
Net regulatory position			$34,413	$(1,307)	$19,857
*Estimated recovery or refund period for amounts currently being recovered or refunded in rates to customers.
**    Recovered as expense is incurred or cash contributions are made.

At June 30, 2023 and 2022, and December 31, 2022, approximately $226.4 million, $262.9 million and $242.5 million, respectively, of regulatory assets were not earning a rate of return; however, these regulatory assets are expected to be recovered from customers in future rates. These assets are largely comprised of the unfunded portion of pension and postretirement benefits, the estimated future cost of manufactured gas plant site remediation, accelerated depreciation on plant retirement and the costs associated with environmental compliance.
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
For a discussion of the Company's most recent cases by jurisdiction, see Note 21.
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
Environmental compliance obligations, which are based on GHG emissions, are measured at the carrying value of environmental allowances held plus the estimated value of additional allowances necessary to satisfy the compliance obligation. Environmental compliance obligations are included in noncurrent liabilities - other on the Consolidated Balance Sheets. At June 30, 2023, the Company accrued $20.6 million in compliance obligations.
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
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of insurance contracts, to satisfy its obligations under its unfunded, nonqualified defined benefit and defined contribution plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $84.1 million, $77.5 million and $78.0 million, at June 30, 2023 and 2022, and December 31, 2022, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized gain on these investments was $1.9 million and $4.9 million for the three and six months ended June 30, 2023, respectively. The net unrealized loss on these investments was $6.7 million and $11.0 million for the three and six months ended June 30, 2022, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Income.

Index
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

June 30, 2023	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,542	$—	$651	$7,891
U.S. Treasury securities	3,091	5	46	3,050
Total	$11,633	$5	$697	$10,941

June 30, 2022	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,128	$—	$419	$7,709
U.S. Treasury securities	3,125	—	83	3,042
Total	$11,253	$—	$502	$10,751

December 31, 2022	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,928	$2	$636	$8,294
U.S. Treasury securities	2,608	—	72	2,536
Total	$11,536	$2	$708	$10,830

On May 31, 2023, the Company completed the Knife River separation and retained approximately 10 percent, or 5.7 million shares of Knife River common stock immediately following the separation. The Company did not retain a controlling interest in Knife River and therefore the fair value of its retained shares and subsequent fair value changes are included in assets of and results from continuing operations, respectively. At June 30, 2023, the fair value of the Company’s investment in Knife River common stock of $246.1 million was reflected in Investment in Knife River on the Consolidated Balance Sheet and was remeasured at fair value based on Knife River’s closing stock price on June 30, 2023, with an unrealized gain of $140.0 million recorded in Unrealized gain on investment in Knife River on the Consolidated Statement of Income.

The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at June 30, 2023, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2023
	(In thousands)
Assets:
Investment in Knife River	$246,063	$—	$—	$246,063
Money market funds	—	5,737	—	5,737
Insurance contracts*	—	84,099	—	84,099
Available-for-sale securities:
Mortgage-backed securities	—	7,891	—	7,891
U.S. Treasury securities	—	3,050	—	3,050
Total assets measured at fair value	$246,063	$100,777	$—	$346,840
*    The insurance contracts invest approximately 67 percent in fixed-income investments, 14 percent in common stock of large-cap companies, 7 percent in common stock of mid-cap companies, 6 percent in common stock of small-cap companies, 4 percent in target date investments and 2 percent in cash equivalents.

Index

	Fair Value Measurements at June 30, 2022, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2022
	(In thousands)
Assets:
Money market funds	$—	$5,976	$—	$5,976
Insurance contracts*	—	77,529	—	77,529
Available-for-sale securities:
Mortgage-backed securities	—	7,709	—	7,709
U.S. Treasury securities	—	3,042	—	3,042
Total assets measured at fair value	$—	$94,256	$—	$94,256
*    The insurance contracts invest approximately 64 percent in fixed-income investments, 15 percent in common stock of large-cap companies, 7 percent in common stock of mid-cap companies, 6 percent in common stock of small-cap companies, 6 percent in target date investments and 2 percent in cash equivalents.

	Fair Value Measurements at December 31, 2022, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2022
	(In thousands)
Assets:
Money market funds	$—	$4,913	$—	$4,913
Insurance contracts*	—	77,958	—	77,958
Available-for-sale securities:
Mortgage-backed securities	—	8,294	—	8,294
U.S. Treasury securities	—	2,536	—	2,536
Total assets measured at fair value	$—	$93,701	$—	$93,701
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

Index
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	June 30, 2023	June 30, 2022	December 31, 2022
	(In thousands)
Carrying amount	$2,247,422	$2,090,200	$2,365,667
Fair value	$1,949,905	$1,940,092	$2,053,396
The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 15 - Debt
Due to the Knife River separation, Centennial repaid all of its outstanding debt in the second quarter of 2023, which was facilitated by the Knife River repayment and the Company entering into various new debt instruments. Refer to Note 3 for additional information related to the repayment of debt associated with the Knife River separation.

Certain debt instruments of the Company and its subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the debt agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at June 30, 2023. In the event the Company or its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.

Montana-Dakota's commercial paper program is supported by a revolving credit agreement. While the amount of commercial paper outstanding does not reduce available capacity under the respective revolving credit agreement, Montana-Dakota does not issue commercial paper in an aggregate amount exceeding the available capacity under the credit agreement. The commercial paper and revolving credit agreement borrowings may vary during the period, largely the result of fluctuations in working capital requirements due to the seasonality of certain operations of the Company and its subsidiaries.
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
Intermountain On January 20, 2023, Intermountain entered into a $125.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of January 19, 2024. In March, April, and May 2023, Intermountain paid down $20.0 million, $30.0 million, and $30.0 million, respectively, of the outstanding balance. The agreement contains customary covenants and provisions, including a covenant of Intermountain not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.
Centennial On March 18, 2022, Centennial entered into a $100.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of March 17, 2023. On March 17, 2023, Centennial amended this agreement to extend the maturity date to September 15, 2023. The agreement contained customary covenants and provisions, including a covenant of Centennial not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also included certain restrictions on the sale of certain assets, loans and investments. On May 31, 2023, Centennial repaid the full balance outstanding under the term loan agreement.
On December 19, 2022, Centennial entered into a $135.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of December 18, 2023. The agreement contained customary covenants and provisions, including a covenant of Centennial not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also included certain restrictions on the sale of certain assets, loans and investments. On May 31, 2023, Centennial repaid the full balance outstanding under the term loan agreement.
MDU Resources Group, Inc. On May 1, 2023, the Company entered into a $75.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of November 1, 2023. The agreement contained customary covenants and provisions, including a covenant of the Company not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also included certain restrictions on the sale of certain assets, loans and investments. On May 31, 2023, the Company repaid the full balance outstanding under the term loan agreement.

Index
On May 31, 2023, the Company entered into a $150.0 million revolving credit agreement with a SOFR-based variable interest rate and a maturity date of May 29, 2024. The agreement contains customary covenants and provisions, including a covenant of the Company not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.
Long-term debt
Centennial On June 9, 2023, Centennial repaid the full balances outstanding on all its long-term senior note debt, which aggregated $455.0 million.

MDU Resources Group, Inc. On May 31, 2023, the Company entered into a $200.0 million revolving credit agreement with a SOFR-based variable interest rate and a maturity date of May 31, 2028. Any borrowings under the revolving credit agreement are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued borrowings. The credit agreement contains customary covenants and provisions, including a covenant of the Company not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.

On May 31, 2023, the Company entered into a $375.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of May 31, 2025. The term loan agreement contains customary covenants and provisions, including a covenant of the Company not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.

Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at June 30, 2023	June 30, 2023	June 30, 2022	December 31, 2022
		(In thousands)
Senior Notes due on dates ranging from October 13, 2027 to June 15, 2062	4.33%	$1,757,000	$1,847,000	$1,848,500
Term Loan Agreements due on dates ranging from May 31, 2025 to September 3, 2032	6.46%	382,000	7,700	7,000
Commercial paper supported by revolving credit agreement	5.70%	58,900	175,020	349,050
Medium-Term Notes due on dates ranging from September 15, 2027 to March 16, 2029	7.32%	35,000	35,000	35,000
Credit agreements due on dates ranging from October 13, 2027 to May 31, 2028	8.35%	20,300	29,860	130,000
Other notes due on dates ranging from January 1, 2024 to November 30, 2038	2.24%	987	1,621	1,614
Less unamortized debt issuance costs		6,765	5,406	5,211
Less discount		—	595	286
Total long-term debt		2,247,422	2,090,200	2,365,667
Less current maturities		1,319	86,319	47,819
Net long-term debt		$2,246,103	$2,003,881	$2,317,848
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs and discount, at June 30, 2023, were as follows:

	Remainder of 2023	2024	2025	2026	2027	Thereafter
	(In thousands)
Long-term debt maturities	$1,319	$119,600	$532,700	$140,700	$26,500	$1,433,368
Note 16 - Income taxes
During the three and six months ended June 30, 2023, Income before income taxes was $205,551 and $310,494 respectively, while income tax expense was $57,918 and $78,986, respectively. The effective tax rate was 28.2 percent and 25.4 percent for the three and six months ended June 30, 2023, respectively. The effective tax rate for the current three and six month periods differed from the 2023 statutory rate of 24.9 percent primarily due to tax expense recorded related to basis differences in the Company's retained Knife River shares.
During the three and six months ended June 30, 2022, Income before income taxes was $41,109 and $128,668 respectively, and income tax expense was $5,347 and $24,140, respectively. The effective tax rate was 13.0 percent and 18.8 percent for the three

Index
and six months ended June 30, 2022, respectively. The effective tax rate differed from the 2022 statutory rate of 25.3 percent due to tax credits and other permanent tax benefits.
Note 17 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Six Months Ended
	June 30,
	2023	2022
	(In thousands)
Interest, net*	$54,616	$39,573
Income taxes paid, net**	$17,542	$50
*AFUDC - borrowed was $4.9 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively.
**Income taxes paid, including discontinued operations, were $18.3 million and $16.5 million for the six months ended June 30, 2023 and 2022, respectively.

Noncash investing and financing transactions were as follows:

	June 30, 2023	June 30, 2022	December 31, 2022
	(In thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$24,201	$14,148	$39,158
Property, plant and equipment additions in accounts payable	$37,076	$40,510	$35,637
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
The construction services segment provides a full spectrum of construction services through its electrical and mechanical and transmission and distribution specialty contracting services across the United States. These specialty contracting services are provided to utilities, manufacturing, transportation, commercial, industrial, institutional, renewable and governmental customers. Its electrical and mechanical contracting services include construction and maintenance of electrical and communication wiring and infrastructure, fire suppression systems, and mechanical piping and services. Its transmission and distribution contracting services include construction and maintenance of overhead and underground electrical, gas and communication infrastructure, as well as manufacturing and supplying transmission and distribution line construction equipment and tools.
The Other category includes the activities of Centennial Capital, which, through its subsidiary InterSource Insurance Company, insures various types of risks as a captive insurer for certain of the Company's subsidiaries. The function of the captive insurer is to fund the self-insured layers of the insured Company's general liability, automobile liability, pollution liability and other coverages. Centennial Capital also owns certain real and personal property. In addition, the Other category includes certain assets, liabilities and tax adjustments of the holding company primarily associated with corporate functions, as well as costs associated with the announced strategic initiatives. Also included are certain general and administrative costs (reflected in operation and maintenance expense) and interest expense, which were previously allocated to the refining business, Fidelity and Knife River which do not meet the criteria for income (loss) from discontinued operations.
Discontinued operations includes strategic initiative costs and interest on debt facilities repaid in connection with the Knife River separation and the supporting activities of Fidelity other than certain general and administrative costs and interest expense as described above.

Index
The information below follows the same accounting policies as described in Note 2 of the Notes to Consolidated Financial Statements in the 2022 Annual Report. Information on the Company's segments was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
External operating revenues:
Regulated operations:
Electric	$90,989	$85,551	$186,686	$179,235
Natural gas distribution	218,995	210,510	784,590	660,998
Pipeline	30,508	27,555	43,147	37,000
	340,492	323,616	1,014,423	877,233
Non-regulated operations:
Pipeline	3,701	2,263	5,536	3,938
Construction services	746,933	683,870	1,501,265	1,235,693
Other	—	—	—	—
	750,634	686,133	1,506,801	1,239,631
Total external operating revenues	$1,091,126	$1,009,749	$2,521,224	$2,116,864

Intersegment operating revenues:
Regulated operations:
Electric	$27	$34	$55	$68
Natural gas distribution	69	71	139	137
Pipeline	7,699	7,404	33,958	33,338
	7,795	7,509	34,152	33,543
Non-regulated operations:
Pipeline	219	336	230	391
Construction services	—	1,527	—	2,353
Other	3,151	1,503	4,723	2,896
	3,370	3,366	4,953	5,640
Total intersegment operating revenues	$11,165	$10,875	$39,105	$39,183

Operating income (loss):
Electric	$21,561	$8,325	$42,654	$23,369
Natural gas distribution	2,428	(638)	60,932	55,617
Pipeline	13,886	12,602	26,926	24,484
Construction services	54,310	46,141	89,527	75,639
Other	(10,154)	(3,925)	(19,486)	(9,109)
Total operating income	$82,031	$62,505	$200,553	$170,000

Net income (loss):
Regulated operations:
Electric	$16,338	$4,601	$32,945	$15,880
Natural gas distribution	(3,157)	(7,498)	35,771	28,817
Pipeline	8,651	7,326	17,580	15,350
	21,832	4,429	86,296	60,047
Non-regulated operations:
Pipeline	286	(57)	(172)	(674)
Construction services	41,167	35,324	69,976	57,349
Other	84,348	(3,934)	75,408	(12,194)
	125,801	31,333	145,212	44,481
Income from continuing operations	147,633	35,762	231,508	104,528
Discontinued operations, net of tax	(16,941)	34,905	(62,464)	(2,098)
Net income	$130,692	$70,667	$169,044	$102,430

Index
A reconciliation of reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Operating revenues reconciliation:
Total reportable segment operating revenues	$1,099,140	$1,019,121	$2,555,606	$2,153,151
Other revenue	3,151	1,503	4,723	2,896
Elimination of intersegment operating revenues	(11,165)	(10,875)	(39,105)	(39,183)
Total consolidated operating revenues	$1,091,126	$1,009,749	$2,521,224	$2,116,864
Note 19 - Employee benefit plans
Pension and other postretirement plans
The Company has noncontributory qualified defined benefit pension plans and other postretirement benefit plans for certain eligible employees.

In connection with the previously discussed separation of Knife River on May 31, 2023, Knife River's pension plan, including the associated assets and liabilities, was transferred to Knife River and therefore is no longer reflected as part of the Company. Also in connection with the separation, a remeasurement of the Company's postretirement plan and the Company's unfunded, non-qualified defined benefit plan were performed and the applicable liabilities from the plans relating to transferring employees were transferred to Knife River.
Components of net periodic benefit credit for the Company's pension benefit plans were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Components of net periodic benefit credit:
Interest cost	$3,380	$2,349	$7,169	$4,698
Expected return on assets	(4,299)	(4,371)	(9,048)	(8,742)
Amortization of net actuarial loss	773	1,457	1,674	2,914
Net periodic benefit credit	$(146)	$(565)	$(205)	$(1,130)
Components of net periodic benefit credit for the Company's other postretirement benefit plans were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)
Components of net periodic benefit credit:
Service cost	$136	$223	$274	$446
Interest cost	489	346	978	692
Expected return on assets	(1,334)	(1,319)	(2,668)	(2,638)
Amortization of prior service credit	(329)	(330)	(659)	(660)
Amortization of net actuarial gain	(70)	(142)	(126)	(284)
Net periodic benefit credit, including amount capitalized	(1,108)	(1,222)	(2,201)	(2,444)
Less amount capitalized	53	53	77	84
Net periodic benefit credit	$(1,161)	$(1,275)	$(2,278)	$(2,528)

The components of net periodic benefit credit, other than the service cost component, are included in other income on the Consolidated Statements of Income. The service cost component is included in operation and maintenance expense on the Consolidated Statements of Income.
Nonqualified defined benefit plans
In addition to the qualified defined benefit pension plans reflected in the table at the beginning of this note, the Company also has unfunded, nonqualified defined benefit plans for executive officers and certain key management employees. The Company's net periodic benefit cost for these plans was $750,000 and $648,000 for the three months ended June 30, 2023 and 2022,

Index
respectively, and $1.5 million and $1.3 million for the six months ended June 30, 2023 and 2022 respectively. The components of net periodic benefit cost for these plans are included in other income on the Consolidated Statements of Income.
Note 20 - Stock-based compensation
In connection with the completed separation of Knife River through the spinoff, the provisions of the existing compensation plans required adjustments to the number and terms of outstanding employee time-vested restricted stock units and performance share awards to preserve the intrinsic value of the awards immediately prior to the separation. The outstanding awards will continue to vest over the original vesting period, which is generally three years from the grant date. However, the performance share awards will no longer be subject to performance-based vesting conditions. The number of performance share awards were first adjusted for performance. The combined performance factors were determined based on the performance of the Company as of December 31, 2022. Outstanding awards at the time of the spinoff were converted into awards of the holder’s employer following separation. The Company recorded $204,000 of incremental compensation expense related to the conversion of the restricted stock units, which is being recognized over the remaining service period of one to three years. There was no incremental compensation expense related to the conversion of the performance share awards.
Note 21 - Regulatory matters
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
IPUC
Intermountain filed a request with the IPUC for a natural gas general rate increase on December 1, 2022. The request was for an increase of $11.3 million annually or 3.2 percent above current rates, which was revised on March 9, 2023, to $6.8 million annually or 1.9 percent above current rates. The requested increase was primarily to recover investments made since the last rate case in 2016 and the depreciation, operation and maintenance expenses and taxes associated with the increased investments. A settlement in principle for an increase of approximately $3.1 million or 0.7 percent was filed with the IPUC on May 4, 2023. On June 30, 2023, the settlement was approved by the IPUC with rates effective July 1, 2023.
MTPSC
On November 4, 2022, Montana-Dakota filed an application with the MTPSC for an electric general rate increase of approximately $10.5 million annually or 15.2 percent above current rates, which was revised on March 15, 2023, to $11.5 million annually or 17.0 percent above current rates to reflect the loss of a large industrial customer. The requested increase is primarily to recover investments made since the last rate case, including Heskett Unit 4, increases in operation and maintenance expenses, and increases in property taxes. On January 24, 2023, the MTPSC approved Montana-Dakota's request for an interim increase of approximately $1.7 million or 2.7 percent above current rates, subject to refund, effective February 1, 2023. On June 12, 2023, an all-party settlement agreement was filed reflecting an annual revenue increase of $6.1 million or 9.1 percent overall. The reduction from the original filing includes a return on equity of 9.65 percent and removal of Heskett Unit 4 due to not being in service until the second half of 2023. The matter is pending before the MTPSC.
NDPSC
On May 16, 2022, Montana-Dakota filed an application with the NDPSC for an electric general rate increase of approximately $25.4 million annually or 12.3 percent above current rates. The requested increase is primarily to recover investments in production, transmission and distribution facilities and the associated depreciation, operation and maintenance expenses and taxes associated with the increased investment. On July 14, 2022, the NDPSC approved an interim rate increase of approximately $10.9 million annually or 5.3 percent above current rates, subject to refund, for service rendered on and after July 15, 2022. The lower interim rate increase is largely due to excluding the recovery of Heskett Unit 4 from interim rates due to not being in service until the second half of 2023. On April 26, 2023, the Company filed with the NDPSC an all-party settlement reflecting an annual revenue increase of $15.3 million or 7.4 percent overall. The reduction from the original filing includes a return on equity of 9.75 percent and maintaining depreciation expense at current levels. A hearing was held May 2, 2023. On June 6, 2023, the all-party settlement was approved by the NDPSC with rates effective July 1, 2023.

On July 14, 2023, Montana-Dakota filed an application with the NDPSC to request an update to its transmission cost adjustment rider requesting to recover revenues of $2.2 million, which includes a true-up of a prior period adjustment, resulting in a decrease of $10.7 million from current rates. The request is to recover transmission-related expenses and the revenue requirement for transmission facilities not currently recovered through electric service rates. The request also reflects the inclusion of the proposed net benefit of a large customer now taking service under Rate 45, as discussed in Part I, Item 2, which accounted for approximately $7.6 million of the decrease. The request proposes the rates be effective for service rendered on and after November 1, 2023. This matter is pending before the NDPSC.

Index
WUTC
On June 1, 2023, Cascade filed its annual pipeline cost recovery mechanism requesting an increase in annual revenue of approximately $3.1 million or 0.9 percent, which will be adjusted as necessary prior to the effective date. The filing includes a proposed effective date of November 1, 2023. This matter is pending before the WUTC.
FERC
On January 27, 2023, WBI Energy Transmission filed a general rate case with the FERC for increases in its transportation and storage services rates that also includes a Greenhouse Gas Cost Recovery Mechanism for anticipated future costs. On July 31, 2023, the Company filed motion rates with the FERC for its transportation and storage services which will be effective August 1, 2023. The motion rates are subject to refund until a rate case settlement agreement is reached or a FERC order is issued approving the final rates.

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
At June 30, 2023 and 2022, and December 31, 2022, the Company accrued contingent liabilities, which have not been discounted, of $20.9 million, $28.1 million and $31.9 million, respectively. At June 30, 2023 and 2022, and December 31, 2022, the Company also recorded corresponding insurance receivables of $338,000, $5.9 million and $10.0 million, respectively, and regulatory assets of $20.5 million, $20.9 million and $20.9 million, respectively, related to the accrued liabilities. The accruals are for contingencies resulting from litigation and environmental matters. This includes amounts that have been accrued for matters discussed in Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
Environmental matters
The Company is a party to claims for the cleanup of environmental contamination at certain manufactured gas plant sites. There were no material changes to the Company's environmental matters that were previously reported in the 2022 Annual Report other than the removal of the Portland Harbor Site, which relates to Knife River and any potential associated liability was included in the distribution of Knife River.
Guarantees
Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, insurance deductibles and loss limits, and certain other guarantees. At June 30, 2023, the fixed maximum amounts guaranteed under these agreements aggregate $325.5 million. Certain of the guarantees also have no fixed maximum amounts specified. At June 30, 2023, the amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate to $21.6 million in 2023; $135.6 million in 2024; $165.5 million in 2025; $1.5 million in 2026; $1.0 million in 2027; and $300,000 thereafter. There were no amounts outstanding under the previously mentioned guarantees at June 30, 2023. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.
Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At June 30, 2023, the fixed maximum amounts guaranteed under these letters of credit aggregated $21.0 million, with the scheduled expiration of the maximum amounts guaranteed under these letters in 2023. There were no amounts outstanding under the previously mentioned letters of credit at June 30, 2023. In the event of default under these letter of credit obligations, the subsidiary guaranteeing the letter of credit would be obligated for reimbursement of payments made under the letter of credit.
In addition, Centennial and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees

Index
have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial or MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company were reflected on the Consolidated Balance Sheet at June 30, 2023.
In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. At June 30, 2023, approximately $707.8 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
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
At June 30, 2023, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $28.5 million.

Index
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company is Building a Strong America® by providing essential infrastructure and services. The Company and its employees work hard to keep the economy of America moving with the products and services provided, which include powering, heating and connecting homes, factories, offices and stores; and building data infrastructure and airports. The Company is authorized to conduct business in nearly every state in the United States. The Company's organic investments are strong drivers of high-quality earnings and continue to be an important part of the Company's growth. Management believes the Company is well positioned in the industries and markets in which it operates.
Strategic Initiatives As part of the Company's continuous review of its business, the Company announced strategic initiatives in 2022. The Company incurred costs in connection with the announced strategic initiatives in 2022 and 2023, as noted in the Business Segment Financial and Operating Data section, and expects to continue to incur these costs until the initiatives are completed.
On August 4, 2022, the Company announced that its board of directors approved a plan to pursue the separation of Knife River, the construction materials and contracting segment, from the Company. The separation was completed on May 31, 2023, and resulted in two independent, publicly traded companies, MDU Resources Group, Inc. and Knife River. The Company's board of directors approved the distribution of approximately 90 percent of the issued and outstanding shares of Knife River to the Company's stockholders. Stockholders of the Company received one share of Knife River common stock for every four shares of the Company's common stock held on May 22, 2023, the record date for the distribution. The Company retained approximately 10 percent of Knife River common stock immediately following the separation with the intent to dispose of such shares within twelve months after the separation. The separation of Knife River was a tax-free spinoff transaction to the Company’s stockholders for U.S. federal income tax purposes. More information on the separation and distribution can be found within Knife River's Form 10, which is not incorporated by reference herein.
On November 3, 2022, the Company announced its intent to commence a strategic review process of MDU Construction Services. Upon completing the strategic review of its wholly owned construction services business, the Company's board of directors announced on July 10, 2023, that it will pursue a tax-advantaged separation of the construction services business from the Company. The Company's board of directors believes a tax-advantaged separation of the construction services business supports the Company's goal of enhancing value for stockholders by becoming a pure-play regulated energy delivery company. For more information on the strategic initiatives, see Part II, Item IA. Risk Factors in this quarterly report, Part 1, Item 1A. Risk Factors in the 2022 Annual Report and subsequent filings with the SEC.
Market Trends While recent banking and economic issues have created some disruption in the commercial paper market, the Company has not experienced liquidity issues. Further, the Company has the ability to borrow against committed revolving credit facilities of the Company and Montana-Dakota, providing the Company with flexibility in the current commercial paper market. The Company continues to monitor financial services disruptions but does not have any material exposure to recently distressed financial institutions. Rising interest rates have resulted in and will likely continue to result in higher borrowing costs on new debt, resulting in impacts to the Company's asset valuations and negatively impacting the purchasing power of its customers.
The Company continues to manage the inflationary pressures experienced throughout the United States, including the impact that inflation, rising interest rates, commodity price volatility and supply chain disruptions may have on its business and customers and proactively looks for ways to lessen the impact to its business. The Company has continued to evaluate its businesses and has increased pricing for its products and services where possible. The ability to raise selling prices to cover higher costs due to inflation are subject to regulatory approval, customer demand, industry competition and the availability of materials, among other things.
For more information on possible impacts of these trends to the Company's businesses, see the Outlook for each segment below and Part I, Item 1A. Risk Factors in the 2022 Annual Report.
Forward-Looking Statements
The following sections contain forward-looking statements within the meaning of Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions, and include statements concerning plans, trends, objectives, goals, strategies, future events, including the pursuit of a tax-advantaged separation of its construction services business and proposed structure of a pure-play regulated energy delivery company, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within Business Segment Financial and Operating Data.
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

Index
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
Consolidated Earnings Overview
The following table summarizes the contribution to the consolidated income by each of the Company's business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In millions, except per share amounts)
Electric	$16.3	$4.6	$32.9	$15.9
Natural gas distribution	(3.2)	(7.5)	35.8	28.8
Pipeline	9.0	7.3	17.4	14.7
Construction services	41.1	35.4	70.0	57.4
Other	84.4	(4.0)	75.4	(12.3)
Income from continuing operations	147.6	35.8	231.5	104.5
Discontinued operations, net of tax	(16.9)	34.9	(62.5)	(2.1)
Net income	$130.7	$70.7	$169.0	$102.4
Earnings per share - basic:
Income from continuing operations	$.72	$.18	$1.14	$.51
Discontinued operations, net of tax	(.08)	.17	(.31)	(.01)
Earnings per share - basic	$.64	$.35	$.83	$.50
Earnings per share - diluted:
Income from continuing operations	$.72	$.18	$1.14	$.51
Discontinued operations, net of tax	(.08)	.17	(.31)	(.01)
Earnings per share - diluted	$.64	$.35	$.83	$.50
Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022 The Company's consolidated earnings increased $60.0 million. The Company benefited from increased earnings from its electric, pipeline, and construction services businesses, as well as a lower seasonal loss at the natural gas distribution business.
•Earnings at the electric business were positively impacted by higher retail sales due to interim rate relief in certain jurisdictions and higher volumes. Also contributing to the increase was lower operation and maintenance expense.
•Earnings were higher at the natural gas distribution business due to higher basic service charges and approved rate relief in certain jurisdictions, partially offset by higher operation and maintenance expense.
•Earnings at the pipeline business increased largely from increased transportation volumes associated with increased contracted volume commitments from the North Bakken Expansion project and higher storage-related revenues.
•The construction services business experienced record second quarter earnings primarily a result of higher electrical and mechanical workloads in the commercial, industrial and institutional markets, partially offset by higher operating costs.
•All of the Company's businesses were impacted by higher investment returns on nonqualified benefit plans, partially offset by increased interest expense as a result of higher average interest rates.
•The Company benefited from an unrealized gain, reflected in Other, on the Company's retained interest in Knife River shares of $90.8 million, net of tax, partially offset by higher costs incurred in connection with announced strategic initiatives.
•Partially offsetting Company earnings was a larger loss from discontinued operations due to higher transaction costs associated with the Knife River separation and a higher loss at Knife River in 2023. For the comparative periods, Knife River's operations are only reflected through May 2023, whereas 2022 includes the full three months from Knife River's operations. Knife River's operations are seasonal in nature, which also impacted earnings.

Index
Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022 The Company's consolidated earnings increased $66.6 million. The Company benefited from increased earnings from all businesses.
•Earnings at the electric business were positively impacted by higher retail sales due to interim rate relief in certain jurisdictions and higher volumes. Also contributing to the increase was lower operation and maintenance expense.
•Earnings were higher at the natural gas distribution business due to approved rate relief in certain jurisdictions and higher basic service charges, partially offset by higher operation and maintenance expense, primarily attributable to payroll-related costs.
•Earnings at the pipeline business increased largely from increased transportation volumes associated with increased contracted volume commitments from the North Bakken Expansion project and higher storage-related revenues. These increases were offset in part by higher operating expense, largely increased payroll-related costs and legal costs associated with the pipeline business's rate case filed with the FERC earlier this year.
•The construction services business saw increased earnings primarily from higher electrical and mechanical workloads in the commercial, industrial and institutional markets, partially offset by higher operating costs attributable to inflationary pressures.
•All of the Company's businesses were impacted by higher returns on nonqualified benefit plans, offset in part by increased interest expense as a result of higher average interest rates.
•The Company benefited from an unrealized gain, reflected in Other, on the Company's retained interest in Knife River of $90.8 million, net of tax, partially offset by higher costs incurred in connection with announced strategic initiatives.
•Partially offsetting these gains were a larger loss in discontinued operations due largely to costs incurred in connection with the separation of Knife River.
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
For information pertinent to various commitments and contingencies, see the Notes to Consolidated Financial Statements. For a summary of the Company's business segments, see Note 18 of the Notes to Consolidated Financial Statements.
Electric and Natural Gas Distribution
Strategy and challenges The electric and natural gas distribution segments provide electric and natural gas distribution services to customers, as discussed in Note 18. Both segments strive to be top performing utility companies measured by integrity, employee safety and satisfaction, customer service and stockholder return. The segments provide safe, reliable, competitively priced and environmentally responsible energy service to customers while focusing on growth and expansion opportunities within and beyond its existing territories. The Company is focused on cultivating organic growth while managing operating costs and monitoring opportunities for these segments to retain, grow and expand their customer base through extensions of existing operations, including building and upgrading electric generation, transmission and distribution, and natural gas systems, and through selected acquisitions of companies and properties with similar operating and growth objectives at prices that will provide stable cash flows and an opportunity to earn a competitive return on investment. The continued efforts to create operational improvements and efficiencies across both segments promotes the Company's business integration strategy. The primary factors that impact the results of these segments are the ability to earn authorized rates of return; weather; climate change laws, regulations and initiatives; competitive factors in the energy industry; population growth; and economic conditions in the segments' service areas.
The electric and natural gas distribution segments are subject to extensive regulation in the jurisdictions where they conduct operations with respect to costs, timely recovery of investments and permitted returns on investment. The Company is focused on modernizing utility infrastructure to meet the varied energy needs of both its customers and communities while ensuring the delivery of safe, reliable, affordable and environmentally responsible energy. The segments continue to invest in facility upgrades to be in compliance with existing and known future regulations. To assist in the reduction of regulatory lag in obtaining revenue increases to align with increased investments, tracking mechanisms have been implemented in certain jurisdictions. The Company also seeks rate adjustments for operating costs and capital investments, as well as reasonable returns on investments, not covered by tracking mechanisms. For more information on the Company's tracking mechanisms and recent rate cases, see Note 21 and the 2022 Annual Report.
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

Index
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
In December 2022 and January 2023, natural gas prices significantly increased across the Pacific Northwest from multiple price-pressuring events including wide-spread below-normal temperatures and higher natural gas consumption; reduced natural gas flows due to pipeline constraints, including maintenance in West Texas; and historically low regional natural gas storage levels. Natural gas prices had stabilized by March 2023. The higher natural gas prices in December 2022 and January 2023 impacted both Intermountain and Cascade, both of which borrowed short-term debt of $125.0 million and $150.0 million, respectively, in January 2023 to finance the increased natural gas costs. To assist in the recovery of the higher natural gas costs, Intermountain filed an out-of-cycle purchased gas adjustment with the IPUC that was effective February 1, 2023. As of June 2023, Intermountain has repaid $80.0 million of the $125.0 million short-term debt.
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

Index
Earnings overview - The following information summarizes the performance of the electric segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	Variance	2023	2022	Variance
	(In millions)
Operating revenues	$91.0	$85.5	6%	$186.7	$179.3	4%
Operating expenses:
Electric fuel and purchased power	20.4	21.9	(7)%	44.8	48.3	(7)%
Operation and maintenance	28.4	31.5	(10)%	58.3	62.3	(6)%
Depreciation, depletion and amortization	16.2	19.4	(16)%	31.8	36.3	(12)%
Taxes, other than income	4.4	4.4	—%	9.1	9.1	—%
Total operating expenses	69.4	77.2	(10)%	144.0	156.0	(8)%
Operating income	21.6	8.3	160%	42.7	23.3	83%
Other income (expense)	.9	(1.0)	190%	2.1	(1.2)	275%
Interest expense	6.7	7.0	(4)%	13.4	14.0	(4)%
Income before income taxes	15.8	0.3	5167%	31.4	8.1	288%
Income tax benefit	(.5)	(4.3)	(88)%	(1.5)	(7.8)	(81)%
Net income	$16.3	$4.6	254%	$32.9	$15.9	107%

Operating statistics	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues (millions)
Retail sales:
Residential	$30.2	$28.8	$66.4	$64.0
Commercial	36.2	33.3	71.0	66.9
Industrial	10.1	10.7	20.5	20.5
Other	1.6	1.8	3.3	3.4
	78.1	74.6	161.2	154.8
Other	12.9	10.9	25.5	24.5
	$91.0	$85.5	$186.7	$179.3
Volumes (million kWh)
Retail sales:
Residential	266.5	244.1	623.8	601.8
Commercial	542.3	329.3	927.8	693.4
Industrial	144.9	147.7	292.2	288.0
Other	20.7	20.6	40.9	40.1
	974.4	741.7	1,884.7	1,623.3
Average cost of electric fuel and purchased power per kWh	$.020	$.028	$.022	$.028

Index
Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022 Electric earnings increased $11.7 million as a result of:
•Revenue increased $5.5 million.
◦Largely due to:
▪Interim rate relief of $2.2 million in certain jurisdictions.
▪Higher retail sales volumes of $1.8 million, driven by a 31.4 percent increase in volumes attributable to residential customers, largely due to warmer weather, and commercial customers, which includes the data center as further discussed in the outlook section.
▪Higher transmission revenues, primarily from higher net transmission of $600,000 and higher transmission interconnect upgrades of $600,000.
▪Higher renewable tracker revenues of $1.0 million associated with lower production tax credits offset in expense.
◦Partially offset by lower fuel and purchased power costs of $1.5 million recovered in customer rates and offset in expense, as described below.
•Electric fuel and purchased power decreased $1.5 million, largely the result of lower commodity costs, including recovery of fuel clause adjustments, partially offset by higher retail sales volumes.
•Operation and maintenance decreased $3.1 million.
◦Largely the result of:
▪Decreased payroll-related costs of $1.1 million.
▪Decreased contract services of $800,000, primarily the absence of prior year planned outage costs at Coyote Station, partially offset by increased costs at Wygen III Station and Thunderspirit Wind Farm.
▪Lower costs associated with vehicles and work equipment.
◦Partially offset by increased costs of $300,000 for software related expense.
•Depreciation, depletion and amortization decreased $3.2 million.
◦Primarily due to decreased amortization of plant retirement and closure costs of $3.5 million resulting from an extension to the recovery period for these costs, which are recovered in operating revenues, as discussed in Note 12.
◦Partially offset by increased property, plant and equipment balances, as a result of transmission projects placed in service to improve reliability and update aging infrastructure.
•Taxes, other than income were comparable to the same period in the prior year.
•Other income (expense) increased $1.9 million, primarily resulting from higher returns on the Company's nonqualified benefit plan investments of $2.2 million, as discussed in Note 14, offset in part by the absence of AFUDC equity due to higher average short-term debt balance.
•Interest expense decreased $300,000 as a result of higher AFUDC debt, largely due to higher rates, partially offset by higher average interest rates.
•Income tax benefit decreased $3.8 million, largely due to higher income before income taxes.

Index
Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022 Electric earnings increased $17.0 million as a result of:
•Revenue increased $7.4 million.
◦Largely due to:
▪Interim rate relief of $5.3 million in certain jurisdictions.
▪Higher retail sales volumes of 16.1 percent attributable to residential customers due to warmer weather in the second quarter of 2023, and commercial customers, which includes the data center as further discussed in the outlook section.
▪Higher transmission revenues, primarily from higher transmission interconnect upgrades of $1.0 million and higher net transmission of $1.0 million.
▪Higher renewable tracker revenues of $1.6 million associated with lower production tax credits offset in expense, as described below.
◦Partially offset by lower fuel and purchased power costs of $3.5 million recovered in customer rates and offset in expense, as described below.
•Electric fuel and purchased power decreased $3.5 million, largely the result of lower commodity costs, including recovery of fuel clause adjustments, partially offset by higher retail sales volumes.
•Operation and maintenance decreased $4.0 million.
◦Largely the result of:
▪Lower payroll-related costs of $1.5 million including amounts due to the closure of Units 1 and 2 at Heskett Station.
▪Decreased contract services of $1.3 million, primarily the absence of prior year planned outage costs at Coyote Station, partially offset by increased costs at the Company's other electric generating stations.
▪Lower materials expense of $500,000, partially due to the closure of Units 1 and 2 at Heskett Station.
•Depreciation, depletion and amortization decreased $4.5 million.
◦Primarily due to decreased amortization of plant retirement and closure costs of $5.1 million resulting from an extension to the recovery period for these costs, which are recovered in operating revenues, as discussed in Note 12.
◦Partially offset by increased depreciation of $600,000 associated with higher property, plant and equipment balances, the result of transmission projects placed in service to improve reliability and update aging infrastructure.
•Taxes, other than income were comparable to the same period in the prior year.
•Other income (expense) increased $3.3 million, primarily resulting from higher returns on the Company's nonqualified benefit plan investments of $4.1 million, as discussed in Note 14, offset in part by the absence of AFUDC equity due to higher average short-term debt balance.
•Interest expense decreased $600,000 as a result of higher AFUDC debt, largely due to higher rates, partially offset by higher average interest rates.
•Income tax benefit decreased $6.3 million, largely due to higher income before income taxes and lower production tax credits driven by lower wind production.
Earnings overview - The following information summarizes the performance of the natural gas distribution segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	Variance	2023	2022	Variance
	(In millions)
Operating revenues	$219.0	$210.6	4%	$784.7	$661.1	19%
Operating expenses:
Purchased natural gas sold	123.6	122.7	1%	520.8	415.9	25%
Operation and maintenance	52.6	50.8	4%	109.8	105.0	5%
Depreciation, depletion and amortization	23.5	22.4	5%	46.7	44.7	4%
Taxes, other than income	16.9	15.3	10%	46.5	39.9	17%
Total operating expenses	216.6	211.2	3%	723.8	605.5	20%
Operating income (loss)	2.4	(.6)	500%	60.9	55.6	10%
Other income (expense)	4.9	(.7)	800%	9.8	(1.1)	991%
Interest expense	13.7	9.7	41%	27.7	19.2	44%
Income (loss) before income taxes	(6.4)	(11.0)	42%	43.0	35.3	22%
Income tax (benefit) expense	(3.2)	(3.5)	(9)%	7.2	6.5	11%
Net income (loss)	$(3.2)	$(7.5)	57%	$35.8	$28.8	24%

Index

Operating statistics	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues (millions)
Retail sales:
Residential	$121.4	$115.1	$446.7	$373.6
Commercial	70.7	71.1	273.6	233.8
Industrial	9.2	9.0	25.9	22.0
	201.3	195.2	746.2	629.4
Transportation and other	17.7	15.4	38.5	31.7
	$219.0	$210.6	$784.7	$661.1
Volumes (MMdk)
Retail sales:
Residential	10.2	11.8	42.5	42.8
Commercial	7.3	8.2	28.7	28.7
Industrial	1.0	1.2	2.9	3.0
	18.5	21.2	74.1	74.5
Transportation sales:
Commercial	.4	.4	1.1	1.1
Industrial	37.0	34.9	85.8	75.9
	37.4	35.3	86.9	77.0
Total throughput	55.9	56.5	161.0	151.5
Average cost of natural gas per dk	$6.68	$5.80	$7.03	$5.58
Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022 Natural gas distribution reported a decreased seasonal loss of $4.3 million as a result of:
•Revenue increased $8.4 million.
◦Largely due to:
▪Higher basic service charges of $3.0 million.
▪Increased revenue-based taxes recovered in rates of $1.9 million that were offset in expense, as described below.
▪Rate relief of $1.7 million in certain jurisdictions.
▪Higher purchased natural gas sold of $900,000 recovered in customer rates that was offset in expense, as described below and $600,000 of natural gas cost sharing in Oregon.
▪Recovery of COVID-19 response costs, including bill assistance programs and waived late payment fees, in Oregon of $700,000.
◦Partially offset by a 12.5 percent decrease in retail sales volumes to all customer classes, offset in part by weather normalization and decoupling mechanisms in certain jurisdictions.
•Purchased natural gas sold increased $900,000, primarily due to higher natural gas costs of $15.5 million as a result of higher market prices, including the higher recovery of purchased gas adjustments. These increases were partially offset by lower volumes of natural gas purchased of $14.7 million.
•Operation and maintenance increased $1.8 million.
◦Largely attributable to:
▪Higher payroll-related costs of $2.4 million, primarily higher straight-time payroll and incentive costs.
▪Higher software related expenses of $900,000.
◦Partially offset by gain on sale of the Company's customer service center and lower costs associated with vehicles and equipment.
•Depreciation, depletion and amortization increased $1.1 million, primarily resulting from growth and replacement projects placed in service, partially offset by lower depreciation rates in certain jurisdictions.
•Taxes, other than income increased $1.6 million, largely from higher revenue-based taxes which are recovered in rates.
•Other income (expense) increased $5.6 million driven by higher returns on the Company's nonqualified benefit plans of $3.2 million, and interest income of $2.8 million, largely related to higher purchased gas costs. These increases were offset in part by higher pension and postretirement expense.
•Interest expense increased $4.0 million, primarily from higher short-term and long-term debt balances from debt issued in 2023 and 2022 and higher interest rates, partially offset by higher AFUDC debt of $700,000 due to higher rates.

Index
•Income tax benefit decreased $300,000, the result of lower seasonal loss before income taxes, largely offset by higher permanent tax adjustments.
Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022 Natural gas distribution increased $7.0 million as a result of:
•Revenue increased $123.6 million, largely resulting from:
◦Higher purchased natural gas sold of $104.9 million recovered in customer rates that was offset in expense, as described below, partially offset by $1.4 million of natural gas cost sharing in Oregon.
◦Increased revenue-based taxes recovered in rates of $6.4 million that were offset in expense, as described below.
◦Rate relief of $5.4 million in certain jurisdictions, including the excess deferred income tax tariff settlement of $1.1 million in Washington.
◦Higher basic service charges of $3.3 million.
◦Higher retail sales volumes in Idaho, partially offset by lower volumes in jurisdictions with weather normalization and decoupling mechanisms.
◦Recovery of COVID-19 response costs, including bill assistance programs and waived late payment fees, in Oregon of $700,000.
•Purchased natural gas sold increased $104.9 million, primarily due to higher natural gas costs of $107.2 million as a result of higher market prices, including the higher recovery of purchased gas adjustments. These increases were partially offset by lower volumes of natural gas purchased of $2.3 million.
•Operation and maintenance increased $4.8 million.
◦Largely resulting from:
▪Higher payroll-related costs of $4.8 million, primarily higher straight-time payroll, incentive costs and health care costs.
▪Increased expense related to uncollectible accounts, partially due to higher accounts receivable balances.
▪Higher software related expenses of $700,000.
▪Increased costs of $600,000 associated with vehicles and equipment.
◦Partially offset by decreased other expenses, including gain on sale of the Company's customer service center, lower contract services, and miscellaneous employee expenses.
•Depreciation, depletion and amortization increased $2.0 million, primarily resulting from growth and replacement projects placed in service, partially offset by lower depreciation rates in certain jurisdictions.
•Taxes, other than income increased $6.6 million, largely from higher revenue-based taxes which are recovered in rates.
•Other income (expense) increased $10.9 million driven by higher returns on the Company's nonqualified benefit plans of $6.0 million, and higher interest income of $5.8 million, largely related to higher purchased gas costs. These increases were offset in part by higher pension and postretirement expense.
•Interest expense increased $8.5 million, primarily from higher short-term and long-term debt balances from debt issued in 2023 and 2022 and higher interest rates, partially offset by higher AFUDC debt of $1.5 million, due to higher rates.
•Income tax expense increased $700,000, largely the result of higher income before taxes, partially offset by higher permanent tax adjustments.
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
These segments are exposed to energy price volatility and may be impacted by changes in oil and natural gas exploration and production activity. Rate schedules in the jurisdictions in which the Company's natural gas distribution segment operates contain clauses that permit the Company to file for rate adjustments for changes in the cost of purchased natural gas. Although changes in the price of natural gas are passed through to customers and have minimal impact on the Company's earnings, the natural gas distribution segment's customers benefit from lower natural gas prices through the Company's utilization of storage and fixed price contracts. In 2022, the Company experienced increased natural gas prices across its service areas, and in January 2023, experienced higher natural gas prices in the Pacific Northwest, as previously discussed in Strategy and Challenges. As a result, the Company has filed an out-of-cycle cost of gas adjustment in Idaho which has assisted in the timely recovery of these costs. The Company will continue to monitor natural gas prices, as well as oil and natural gas production levels.
In May 2022 the Company began construction of Heskett Unit 4, an 88-MW simple-cycle natural gas-fired combustion turbine peaking unit at the existing Heskett Station near Mandan, North Dakota, with an expected in service date in the second half of 2023.

Index
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
On June 6, 2023, the Company received unanimous approval from the NDPSC on an electric service agreement to provide power for Applied Digital Corporation's data center near Ellendale, North Dakota. At full capacity, the data center requires 180 megawatts of electricity, which is the equivalent of about 28 percent of the Company's generation portfolio. The Applied Digital Corporation's load will be purchased from the MISO market and will not impact customers' power supply. The data center began taking electric service on March 4, 2023 under an interim electric service agreement approved by the NDPSC.
Legislation and rulemaking The Company continues to monitor legislation and rulemaking related to clean energy standards that may impact its segments. Below are some of the specific legislative actions the Company is monitoring.
•The EPA released rulemaking under the federal Clean Air Act in the federal register on May 23, 2023, amending GHG emission standards for new fossil-fired electric generating units and re-proposing GHG emission guidelines for existing fossil-fired electric generating units. The proposed standards for new natural gas-fired electric generating units have been made more stringent, requiring units that operate more frequently to install carbon capture controls or co-fire with hydrogen. For existing coal and natural gas-fired units operating more frequently and long-term, the EPA’s emissions guidelines include standards equivalent to installation of carbon capture pollution control or co-firing with lower or zero-carbon fuels, such as hydrogen. States must evaluate individual units and develop, adopt, and submit a plan to the EPA which would include emission standards for each individual unit. State plans are required to be submitted to the EPA no later than 24 months after the final rule effective date. the EPA has requested comment on the proposed GHG emission standards and guidelines by August 8, 2023, and intends to finalize the rules in 2024. The EPA has not currently proposed GHG emission standards for existing simple cycle combustion turbines and intends to explore setting emission standards in the future for these units. It is unknown at this time what emission limits or controls would be required for each Montana-Dakota owned and jointly owned fossil-fired electric generating unit. Due to the uncertainty of the EPA rulemaking, Montana-Dakota cannot determine the potential financial impact on its operations.
•In Oregon, the Climate Protection Program Rule was approved in December 2021, which requires natural gas companies to reduce GHG emissions 50 percent below the baseline by 2035 and 90 percent below the baseline by 2050. Each year, compliance instruments will be distributed to the Company by the Oregon Department of Environmental Quality at no cost and will decline annually in step with the reductions from baseline. The Company intends to meet its obligations through surrendering no cost emissions allowances and will fill remaining compliance obligations by investing in additional customer conservation and energy efficiency programs, purchasing community climate investment credits, and purchasing low carbon fuels such as renewable natural gas. The Company expects the compliance costs for these regulations to be recovered through customer rates. Due to timing of regulatory recovery, future compliance obligation purchases could impact the Company's operating cash flow. For more information about this rule and associated compliance costs, see Items 1 and 2 - Business Properties in the 2022 Annual Report. Cascade's 2023 Oregon integrated resource plan projects customer bills could increase substantially compared to costs included in customers' current bills as a result of the legislation. Projected customer bill impacts are estimates, subject to change as legislation is implemented and compliance begins, as well as, numerous assumptions used in the complex analysis of integrated resource planning. On September 30, 2022, the Company filed a request for the use of deferred accounting for costs related to the rule and began deferring those costs. The OPUC approved the deferred accounting order on June 27, 2023. The Company, along with the other two local natural gas distribution companies in Oregon, filed a lawsuit on March 18, 2022, challenging the Climate Protection Program Rule. Oral argument has been scheduled for September 29, 2023. The lawsuit was filed on behalf of customers as the Company does not believe the rule accomplishes environmental stewardship in the most effective and affordable way possible.
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

Index
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
•On April 22, 2022, the Washington State Building Code Council approved revisions to the state's commercial energy code that will significantly limit the use of natural gas for space and water heating in new and retrofitted commercial and multifamily buildings and proposed the review of similar restrictions in the future for residential buildings. On November 4, 2022, the Washington State Building Code Council adopted new residential codes requiring gas or electric heat pumps for most new space and water heating installations. The Company, along with two other local natural gas distribution companies in Washington, filed a lawsuit on May 22, 2023, challenging these amendments which will stifle innovation, increase the cost of housing and energy for our customers, and do not consider the limitations of electric heat pumps in colder climates. On May 24, 2023, the Washington State Building Code Council delayed the mandate that was set to be effective July 1, 2023, for 120 days. On June 1, 2023, the plaintiffs filed a motion for a preliminary injunction to preliminarily enjoin the challenged building code amendments. Oral arguments on the preliminary injunction were held on July 18, 2023. The court denied the preliminary injunction, finding no immediate harm and confirming the building code amendments were not yet in effect due to the stay of 120 days issued by the Washington State Building Code Council.
•The Company has reviewed the income tax provisions of the IRA signed into law in August 2022, and the Company will continue to evaluate whether any of the new or renewed energy tax credits will provide a benefit.
Pipeline
Strategy and challenges The pipeline segment provides natural gas transportation, underground storage and non-regulated cathodic protection services, as discussed in Note 18. The segment focuses on utilizing its extensive expertise in the design, construction and operation of energy infrastructure and related services to increase market share and profitability through optimization of existing operations, organic growth and investments in energy-related assets within or in close proximity to its current operating areas. The segment focuses on the continual safety and reliability of its systems, which entails building, operating and maintaining safe natural gas pipelines and facilities. The segment continues to evaluate growth opportunities including the expansion of natural gas facilities; incremental pipeline projects; and expansion of energy-related services leveraging on its core competencies. In support of this strategy, the Company completed the following organic growth projects in 2022:
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

Index
infrastructure in a safe manner. A shortage of skilled personnel can create a competitive labor market which could increase costs incurred by the segment. Competition from other pipeline companies can also have a negative impact on the segment.
Earnings overview - The following information summarizes the performance of the pipeline segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	Variance	2023	2022	Variance
	(In millions)
Operating revenues	$42.1	$37.6	12%	$82.9	$74.7	11%
Operating expenses:
Operation and maintenance	18.1	14.8	22%	35.7	30.2	18%
Depreciation, depletion and amortization	6.8	6.8	—%	13.7	13.1	5%
Taxes, other than income	3.3	3.4	(3)%	6.6	6.9	(4)%
Total operating expenses	28.2	25.0	13%	56.0	50.2	12%
Operating income	13.9	12.6	10%	26.9	24.5	10%
Other income (expense)	.7	(.7)	200%	1.4	(.6)	333%
Interest expense	3.1	2.5	24%	6.2	4.9	27%
Income before income taxes	11.5	9.4	22%	22.1	19.0	16%
Income tax expense	2.5	2.1	19%	4.7	4.3	9%
Income from continuing operations	9.0	7.3	23%	17.4	14.7	18%
Discontinued operations, net of tax*	(0.3)	(0.2)	50%	(0.5)	(0.2)	150%
Net income	$8.7	$7.1	23%	$16.9	$14.5	17%
*Discontinued operations includes interest on debt facilities repaid in connection with strategic initiatives.

Operating statistics	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Transportation volumes (MMdk)	142.6	115.7	272.3	226.2
Customer natural gas storage balance (MMdk):
Beginning of period	9.0	2.8	21.2	23.0
Net injection (withdrawal)	18.8	12.0	6.6	(8.2)
End of period	27.8	14.8	27.8	14.8
Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022 Pipeline earnings increased $1.6 million as a result of:
•Revenues increased $4.5 million, primarily driven by increased transportation volumes, largely due to increased North Bakken contracted volume commitments and higher storage-related revenues. The Company also benefited from higher non-regulated projects revenue. Partially offsetting these increases were non-renewal of certain contracts.
•Operation and maintenance increased $3.3 million.
◦Primarily from:
▪Higher payroll-related costs of $1.9 million.
▪Higher non-regulated project costs of $1.0 million.
▪Higher contract services.
•Depreciation, depletion and amortization was comparable to the same period in the prior year.
•Taxes, other than income were comparable to the same period in the prior year.
•Other income (expense) increased $1.4 million, driven primarily by higher returns of $1.1 million on the Company's nonqualified benefit plan investments.
•Interest expense increased $600,000, primarily from higher average interest rates and higher debt balances to fund capital expenditures, partially offset by higher AFUDC.
•Income tax expense increased largely due to higher income before taxes.

Index
Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022 Pipeline earnings increased $2.4 million as a result of:
•Revenues increased $8.2 million, primarily driven by increased transportation volumes, largely due to increased contracted volume commitments and a full six months of benefit from the North Bakken Expansion project that was placed in service in February 2022. The Company also benefited from higher storage-related revenues and non-regulated projects. Partially offsetting these increases were non-renewal of certain contracts.
•Operation and maintenance increased $5.5 million.
◦Primarily from:
▪Higher payroll-related costs of $2.7 million.
▪Higher non-regulated project costs of $1.1 million.
▪Higher legal costs of $500,000, largely due to the pending rate case.
▪Higher other costs, primarily contract services.
•Depreciation, depletion and amortization increased $600,000 due to increased property, plant and equipment balances, largely related to the North Bakken Expansion project in service for six months, as previously discussed.
•Taxes, other than income were comparable to the same period in the prior year.
•Other income (expense) increased $2.0 million, driven primarily by higher returns of $2.1 million on the Company's nonqualified benefit plan investments.
•Interest expense increased $1.3 million, primarily from higher average interest rates and higher debt balances to fund capital expenditures.
•Income tax expense increased largely due to higher income before taxes.
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
The EPA recently proposed additional rules to update, strengthen and expand standards intended to significantly reduce GHG emissions and other air pollutants from the oil and natural gas industries. The standards will apply to natural gas compressors, pneumatic controllers and pumps, fugitive emissions components and super-emitter events. The EPA projects the final rules will be issued in August 2023. Additionally, the EPA is revising the current GHG reporting rules to incorporate provisions in the IRA. The first of these revisions was signed and submitted for publication to the Federal Register on June 30, 2023. The Company continues to monitor and assess the proposed rules and the potential impacts they may have on its business processes, current and future projects, results of operations and disclosures.
The Company has continued to experience the effect of associated natural gas production in the Bakken, which has provided opportunities for organic growth projects and increased demand. The completion of organic growth projects has contributed to higher volumes of natural gas the Company transports through its system. Associated natural gas production in the Bakken fell during the COVID-19 pandemic delaying previously forecasted production growth. Natural gas production has rebounded to pre-pandemic levels and the Company expects gradual increases in oil drilling rig activity over the next 2 years. The production delay, along with long-term contractual commitments on the North Bakken Expansion project placed in service in February 2022, has negatively impacted customer renewals of certain contracts. Bakken natural gas production outlook remains positive with continued growth expected due to new oil wells and increasing gas to oil ratios.
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

Index
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
On September 19, 2022, the Company filed with the FERC its prior notice application for its 2023 Line Section 27 Expansion project. This project consists of a new compressor station and ancillary facilities and is designed to increase capacity by 175 MMcf per day, which is supported by a long-term customer agreement. Construction began in the second quarter of 2023, with an anticipated completion date in late 2023.
On December 22, 2022, the Company filed with the FERC its prior notice application for its Grasslands South Expansion project. This project consists of approximately 15 miles of pipe in western North Dakota, utilizing existing capacity on its Grasslands Subsystem to a new connection with Big Horn Gas Gathering, LLC in northeastern Wyoming and ancillary facilities in North Dakota and Wyoming. A long-term customer agreement supports a design for incremental capacity of 94 MMcf per day. Construction began in the second quarter of 2023, with an anticipated completion date in late 2023.
On March 6, 2023, the Company filed with the FERC its prior notice application for its Line Section 15 Expansion project. Long-term customer agreements support a design for incremental capacity of 25 MMcf per day. This project consists of additional compression, uprating operational pressure of approximately 23 miles of pipe in western South Dakota and additional ancillary facilities. Construction began in the second quarter of 2023, with an anticipated completion date in late 2023.
See Capital Expenditures within this section for information on the expenditures related to these growth projects.
Construction Services
Strategy and challenges The construction services segment provides electrical, mechanical and transmission and distribution specialty contracting services, as discussed in Note 18. The construction services segment focuses on safely executing projects; providing a superior return on investment by building new and strengthening existing customer relationships; ensuring quality service; effectively controlling costs; retaining, developing and recruiting talented employees; growing through organic and strategic acquisition opportunities; and focusing efforts on projects that will permit higher margins while properly managing risk. The growth experienced by the segment in recent years is due in part to the project awards in the markets served and the ability to support national customers in most of the regions in which it operates.
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

Index
The segment's management continually monitors its operating margins and has been proactive in attempting to mitigate the inflationary impacts seen across the United States. The segment is currently experiencing continued labor constraints and material costs, as well as impacts from delays in the national supply chain. The segment is working with suppliers and providers of goods and services in advance of construction to secure pricing and reduce delays for goods and services. The inflationary costs and national supply chain challenges experienced by the segment have increased costs but have not had significant impacts to the procurement of project materials. Such volatility and inflationary pressures may continue to have an impact on the segment's margins, including fixed-price construction contracts that are particularly vulnerable to the volatility of energy and material prices. These increases are partially offset by mitigation measures implemented by the Company, including escalation clauses in contracts, pre-purchased materials and other cost savings initiatives. The segment also continues recruitment and retention efforts to attract and retain employees. The Company expects these inflationary pressures and national supply chain challenges to continue. Accordingly, operating results in any particular period may not be indicative of the results that can be expected for any other period.
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
Earnings overview - The following information summarizes the performance of the construction services segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	Variance	2023	2022	Variance
	(In millions)
Operating revenues	$747.0	$685.4	9%	$1,501.3	$1,238.0	21%
Cost of sales:
Operation and maintenance	629.3	585.1	8%	1,283.2	1,056.2	21%
Depreciation, depletion and amortization	4.7	4.2	12%	8.9	8.3	7%
Taxes, other than income	23.8	21.3	12%	52.0	40.3	29%
Total cost of sales	657.8	610.6	8%	1,344.1	1,104.8	22%
Gross profit	89.2	74.8	19%	157.2	133.2	18%
Selling, general and administrative expense:
Operation and maintenance	32.4	26.5	22%	62.4	52.6	19%
Depreciation, depletion and amortization	1.2	1.1	9%	2.4	2.2	9%
Taxes, other than income	1.3	1.1	18%	2.9	2.8	4%
Total selling, general and administrative expense	34.9	28.7	22%	67.7	57.6	18%
Operating income	54.3	46.1	18%	89.5	75.6	18%
Other income	2.7	.9	200%	5.5	1.1	400%
Interest expense	1.9	—	—%	1.9	—	—%
Income before income taxes	55.1	47.0	17%	93.1	76.7	21%
Income tax expense	14.0	11.6	21%	23.1	19.3	20%
Income from continuing operations	41.1	35.4	16%	70.0	57.4	22%
Discontinued operations, net of tax*	(2.5)	(0.9)	178%	(5.3)	(1.6)	231%
Net income	$38.6	$34.5	12%	$64.7	$55.8	16%
*Discontinued operations includes interest on debt facilities repaid in connection with strategic initiatives.

Index

Operating Statistics	Revenues				Gross profit
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	(In millions)
Electrical & mechanical
Commercial	$335.1	$242.0	$681.2	$430.0	$37.1	$25.1	$67.1	$45.4
Industrial	123.6	112.1	251.3	207.1	13.8	12.3	26.9	22.1
Institutional	63.4	55.3	118.9	96.0	4.0	.6	5.7	1.2
Renewables	13.0	54.5	24.7	79.4	1.0	3.0	.5	4.0
Service & other	35.1	45.2	87.2	91.7	5.1	5.4	10.7	11.1
	570.2	509.1	1,163.3	904.2	61.0	46.4	110.9	83.8
Transmission & distribution
Utility	167.7	154.8	320.1	297.9	27.8	26.5	45.7	46.4
Transportation	12.4	25.5	24.9	43.4	.4	1.9	.6	3.0
	180.1	180.3	345.0	341.3	28.2	28.4	46.3	49.4
Intrasegment eliminations	(3.3)	(4.0)	(7.0)	(7.5)	—	—	—	—
	$747.0	$685.4	$1,501.3	$1,238.0	$89.2	$74.8	$157.2	$133.2
Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022 Construction services earnings increased $4.1 million as a result of:
•Revenues increased $61.6 million.
◦Largely due to higher electrical and mechanical workloads as a result of:
▪Higher commercial workloads driven largely by a $72.6 million increase in the hospitality sector and a $18.9 million increase in data center work primarily from the progress on large ongoing projects; partially offset by a $5.8 million decrease in general commercial sector workloads.
▪Higher industrial workloads in the high-tech sector of $32.8 million, partially offset by lower data center, refinery and low voltage and maintenance workloads.
▪Higher institutional workloads, primarily in the healthcare sector of $9.7 million, offset in part by lower workloads in the education sector of $2.7 million.
▪Partially offsetting these increases were lower renewable workloads of $41.5 million due to the completion of renewable projects.
◦Transmission and distribution revenues decreased slightly, largely attributable to lower transportation workloads of $13.1 million in the street lighting, government and electrical sectors. These decreases were largely offset by higher utility workloads of $12.8 million in the distribution, transmission and gas sectors.
•Gross profit increased $14.4 million.
◦Largely due to higher gross profit on electrical and mechanical work in the commercial, industrial and institutional sectors of $16.9 million due to project mix, offset partially by lower renewable and service margins of $2.3 million. Transmission and distribution gross profit was comparable to the same period in the prior year.
•Selling, general and administrative expense increased $6.2 million.
◦Primarily due to:
▪Increased payroll-related costs of $2.1 million due to increased support functions for revenue growth, as previously discussed.
▪Increased office expenses of $1.8 million, largely increased rent.
▪Increased reserve for uncollectible accounts of $1.5 million due to economic factors and an increase in receivable balances over 90 days.
▪Increased expenses associated with professional services.
•Other income increased $1.8 million, primarily related to results from the Company's joint ventures.
•Interest expense increased $1.9 million due to higher working capital needs and higher average interest rates.
•Income tax expense increased $2.4 million primarily resulting from an increase in income before income taxes.

Index
Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022 Construction services earnings increased $8.9 million as a result of:
•Revenues increased $263.3 million.
◦Largely due to higher electrical and mechanical workloads as a result of:
▪Higher commercial workloads driven largely by a $199.3 million increase in the hospitality sector and an $80.4 million increase in data center work primarily from the progress on large ongoing projects; partially offset by a $14.6 million decrease in general commercial sector workloads.
▪Higher industrial workloads in the high-tech, government and industrial sectors of $65.2 million, $7.4 million and $4.7 million, respectively; partially offset by lower data center of $25.7 million workloads.
▪Higher institutional workloads, primarily in the healthcare sector of $19.3 million with the education and government sectors contributing $2.0 million and $1.6, respectively.
▪Offset partially by lower renewable workloads of $54.7 million due to the completion of renewable projects and lower service workloads of $4.6 million.
◦Also contributing were higher utility workloads as a result of increases in distribution workloads of $28.2 million, storm work of $15.5 million and general construction of $11.6 million. Increases in utility revenues were partially offset by lower workloads in electrical of $38.8 million. Transportation workloads also decreased, largely due to lower workloads in street lighting of $15.2 million, government of $4.9 million, and electrical of $3.4 million; partially offset by higher workloads in traffic signalization of $5 million.
•Gross profit increased $24.0 million.
◦Largely due to higher gross profit on electrical and mechanical work in the commercial, industrial and institutional sector of $31.0 million due to project mix, offset partially by lower renewable and service margins along with the absence of higher margin work resulting from the timing of project completions and project starts.
◦Partially offset by:
▪Lower gross profit on transportation work, primarily in the street lighting and government sectors.
▪Higher overall operating costs related to inflationary pressures, including increased labor, subcontractor and equipment costs.
•Selling, general and administrative expense increased $10.1 million.
◦Primarily due to:
▪Increased payroll-related costs of $4.1 million due to increased support functions for revenue growth, as previously discussed.
▪Increased office expenses of $2.5 million, largely increased rent.
▪Increased reserve for uncollectible accounts of $2.3 million due to economic factors and an increase in receivable balances over 90 days.
▪Increased expenses associated with professional services of $1.2 million.
•Other income increased $4.4 million, primarily related to results from the Company's joint ventures.
•Interest expense increased $1.9 million due to higher working capital needs and higher average interest rates.
•Income tax expense increased $3.8 million primarily resulting from an increase in income before income taxes.
Outlook On November 3, 2022, the Company announced its intent to commence a strategic review process of MDU Construction Services. Upon completing the strategic review of its wholly owned construction services business, the Company's board of directors announced on July 10, 2023 that it will pursue a potential tax-advantaged separation of the construction services business from the Company. The Company's board of directors believes a tax-advantaged separation of the construction services business supports the Company's goal of enhancing value for stockholders by becoming a pure-play regulated energy delivery company.
Funding for public projects is highly dependent on federal and state funding. The American Rescue Plan provides $1.9 trillion in COVID-19 relief funding for states, schools and local government including broadband infrastructure. States are beginning to move forward with allocating these funds based on federal criteria and state needs, and in some cases, funding of infrastructure projects could positively impact the segment. Additionally, the Infrastructure Investment and Jobs Act, was enacted in the fourth quarter of 2021 and is providing long-term opportunities by designating funds for investments for upgrades to electric and grid infrastructure, transportation systems, airports and electric vehicle infrastructure, all industries this segment supports. In addition, the IRA provides $369 billion in new funding for clean energy programs. These programs include new tax incentives for solar, battery storage and hydrogen development along with funding to expand the production of electric vehicles and the build out of infrastructure to support electric vehicles. The Company will continue to monitor the implementation of these legislative items.
The Company continues to have bidding opportunities in the specialty contracting markets in which it operated in during 2023 as evidenced by the segment's backlog. Although bidding remains highly competitive in all areas, the Company expects the segment's relationship with existing customers, skilled workforce, quality of service and effective cost management will continue to provide a benefit in securing and executing profitable projects in the future. The Company has also seen rapidly growing needs for services across the electric vehicle charging, solar generation and energy storage markets that complement existing renewable projects performed by the Company.

Index
The construction services segment's backlog at June 30, was as follows:

	2023	2022
	(In millions)
Electrical & mechanical	$1,536	$1,691
Transmission & distribution	401	233
	$1,937	$1,924
The increase in backlog at June 30, 2023, as compared to backlog at June 30, 2022, was largely attributable to the new project opportunities that the Company continues to be awarded across its diverse operations, particularly within the commercial, industrial, institutional and utility markets. The increases in backlog have been partially offset by decreases in the renewable and industrial markets due to the timing of project completions. Period over period increases or decreases in backlog cannot be used as an indicator of future revenues or net income. While the Company believes the current backlog of work remains firm, prolonged delays in the receipt of critical supplies and materials could result in customers seeking to delay or terminate existing or pending agreements. As of June 30, 2023, the Company has not experienced any material impacts related to customer notices indicating that they no longer wish to proceed with planned projects that have been included in backlog. Factors noted in Part I, Item 1A. Risk Factors in the 2022 Annual Report can cause revenues to be realized in periods and at levels that are different from originally projected.
Other

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2023	2022	Variance	2023	2022	Variance
	(In millions)
Operating revenues	$3.1	$1.5	107%	$4.7	$2.9	62%
Operating expenses:
Operation and maintenance	12.2	4.3	184%	21.9	9.7	126%
Depreciation, depletion and amortization	1.1	1.0	10%	2.2	2.2	—%
Taxes, other than income	—	—	—%	—	—
Total operating expenses	13.3	5.3	151%	24.1	11.9	103%
Operating loss	(10.2)	(3.8)	168%	(19.4)	(9.0)	116%
Unrealized gain on investment in Knife River	140.0	—	NM	140.0	—	NM
Other income (expense)	3.1	(.8)	NM	4.1	(1.3)	NM
Interest expense	3.4	—	NM	3.8	.1	NM
Income (loss) before income taxes	129.5	(4.6)	NM	120.9	(10.4)	NM
Income tax expense (benefit)	45.1	(.6)	NM	45.5	1.9	NM
Income (loss) from continuing operations	84.4	(4.0)	NM	75.4	(12.3)	713%
Income (loss) from discontinued operations, net of tax	(14.1)	$36.0	(139)%	(56.7)	(.3)	NM
Net income	$70.3	$32.0	120%	$18.7	$(12.6)	248%
NM - not meaningful
Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022
Other increased $38.3 million from the same period in 2022, driven by a $90.8 million, net of tax, benefit associated with an unrealized gain on the Company's retained interest in Knife River in 2023. Other experienced $7.9 million higher operation and maintenance expense, primarily attributable to strategic initiative costs incurred and corporate overhead costs classified as continuing operations which were previously allocated to the construction materials business for the first two months of the quarter for 2023 and for the second quarter of 2022. Interest expense also increased largely due to the issuance of debt facilities in connection with funding the strategic initiative costs.
Also included in Other is insurance activity at the Company's captive insurer and general and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations.
Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022
Other benefited from an increase of $90.8 million, net of tax, associated with an unrealized gain on the Company's retained interest in Knife River. Other experienced higher operation and maintenance expense of $12.2 million, primarily attributable to strategic initiative costs incurred and corporate overhead costs classified as continuing operations which were previously allocated to the construction materials business for the first five months of 2023 and for six months of 2022. Interest expense also increased largely due to the issuance of debt facilities in connection with funding of the strategic initiative costs.

Index
Also included in Other is insurance activity at the Company's captive insurer and general and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations.

Discontinued Operations
On May 31, 2023, the Company completed the previously announced separation of Knife River, as a result of the separation, the historical assets and liabilities for Knife River have been classified as assets and liabilities of discontinued operations and the historical results of operations are shown in income (loss) from discontinued operations, other than allocated general corporate overhead costs of the Company, which do not meet the criteria for income (loss) from discontinued operations. The Company’s consolidated financial statements and accompanying notes for current and prior periods have been restated.
For the comparative periods below, Knife River's operations are only reflected through May 2023, whereas 2022 includes the full three and six months from Knife River's operations. As a result of that, along with Knife River's operations being seasonal in nature and transaction costs incurred during the second quarter of 2023, results from period to period are not comparable.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In millions)
Income (loss) from discontinued operations, net of tax	$(16.9)	$34.9	$(62.5)	$(2.1)
Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts related to these items were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In millions)
Intersegment transactions:
Operating revenues	$11.1	$10.8	$39.1	$39.1
Operation and maintenance	3.4	3.4	5.3	5.9
Purchased natural gas sold	7.7	7.4	33.8	33.2
Other Income (expense)	2.3	—	2.6	.1
Interest expense (net)	2.3	—	2.6	.1
Income from continuing operations	—	—	—	—
For more information on intersegment eliminations, see Note 18.
Liquidity and Capital Commitments
At June 30, 2023, the Company had cash and cash equivalents of $50.7 million and available borrowing capacity of $474.7 million under the outstanding credit facilities of the Company and its subsidiaries. The Company expects to meet its obligations for debt maturing within one year and its other operating and capital requirements from various sources, including internally generated funds; credit facilities and commercial paper of the Company and its subsidiaries, as described in Capital resources; and issuance of debt and equity securities if necessary.

Index
Cash flows

	Six Months Ended
	June 30,
	2023	2022
	(In millions)
Net cash provided by (used in):
Operating activities	$73.1	$119.2
Investing activities	(276.6)	(291.1)
Financing activities	183.8	184.8
Increase (decrease) in cash and cash equivalents	(19.7)	12.9
Cash and cash equivalents -- beginning of year	70.4	40.8
Cash and cash equivalents -- end of period	$50.7	$53.7
Operating activities

	Six Months Ended
	June 30,
	2023	2022	Variance
	(In millions)
Components of net cash provided by operating activities:
Net income (loss)	$169.0	$102.4	$66.6
Income (loss) from discontinued operations, net of tax	(62.5)	(2.1)	(60.4)
Income from continuing operations	231.5	104.5	127.0
Adjustments to reconcile net income to net cash provided by operating activities	17.0	120.9	(103.9)
Changes in current assets and liabilities, net of acquisitions:
Receivables	124.3	(27.1)	151.4
Inventories	1.4	(4.7)	6.1
Other current assets	(27.6)	18.3	(45.9)
Accounts payable	(137.3)	27.1	(164.4)
Other current liabilities	19.1	34.9	(15.8)
Pension and postretirement benefit plan contributions	—	—	—
Other noncurrent changes	1.6	(12.4)	14.0
Net cash provided by operating activities	230.0	261.5	(31.5)
Net cash used in discontinued operations	(156.9)	(142.3)	(14.6)
Net cash provided by operating activities	$73.1	$119.2	$(46.1)
The changes in cash flows from operating activities generally follow the results of operations, as discussed in Business Segment Financial and Operating Data, and are affected by changes in working capital. The decrease in cash flows provided by operating activities in the previous table was primarily driven by increased cash used in discontinued operations, primarily cash used at Knife River and higher costs incurred in 2023 associated with the separation. Also contributing were, the payment of increased natural gas costs and the purchase of environmental allowances in 2023, as discussed in Note 13, all at the natural gas distribution business. Partially offsetting these items was the timing of collection from customers at the natural gas distribution and construction services businesses.

Index
Investing activities

	Six Months Ended
	June 30,
	2023	2022	Variance
	(In millions)
Components of net cash used in investing activities:
Capital expenditures	$(232.1)	$(209.9)	$(22.2)
Acquisitions, net of cash acquired	—	—	—
Net proceeds from sale or disposition of property and other	13.5	—	13.5
Investments	(3.0)	(3.1)	.1
Net cash used in continuing operations	(221.6)	(213.0)	(8.6)
Net cash used in discontinued operations	(55.0)	(78.1)	23.1
Net cash used in investing activities	$(276.6)	$(291.1)	$14.5
The cash used in investing activities decreased as compared to 2022. Lower cash used in discontinued operations was the result of lower capital expenditures at Knife River in the five months of 2023 versus the six months of 2022. This was partially offset by higher cash used in continuing operations, primarily increased capital expenditures at the electric business. Net proceeds from the sale or disposition of property at the electric and natural gas distribution businesses increased due to higher salvage values on assets and lower costs of removal.
Financing activities

	Six Months Ended
	June 30,
	2023	2022	Variance
	(In millions)
Components of net cash provided by (used in) financing activities:
Issuance of short-term borrowings	$500.0	$—	$500.0
Repayment of short-term borrowings	(193.5)	—	(193.5)
Issuance of long-term debt	389.5	179.4	210.1
Repayment of long-term debt	(506.2)	(147.4)	(358.8)
Debt issuance costs	(1.9)	(.3)	(1.6)
Net proceeds from issuance of common stock	—	(.1)	.1
Dividends paid	(90.6)	(88.5)	(2.1)
Repurchase of common stock	(4.8)	(7.4)	2.6
Tax withholding on stock-based compensation	(3.0)	(4.9)	1.9
Net cash provided by (used in) continuing operations	89.5	(69.2)	158.7
Net cash provided by discontinued operations	94.3	254.0	(159.7)
Net cash provided by financing activities	$183.8	$184.8	$(1.0)
The decrease in cash provided by financing activities in the previous table was primarily due to higher cash used in discontinued operations to pay transaction costs associated with the Knife River separation and the repayment of long-term debt included in continuing operations. Partially offsetting these decreases, was the issuance of short-term borrowings at the natural gas distribution business to fund higher natural gas costs, as well as increased issuance of long-term debt.
The Company's primary liquidity needs have historically been to support working capital requirements, fund capital expenditures and return cash to stockholders. The absence of cash flows historically generated from discontinued operations is not expected to adversely affect the Company's liquidity or ability to fund working capital needs. The Company announced on August 3, 2023, its intent to change its dividend practice targeting a dividend payout ratio of 60 percent to 70 percent of regulated energy delivery earnings due to its objective of becoming a pure-play regulated energy delivery business. The absence of cash flows historically generated from or used in discontinued operations may have an impact on how the Company finances its capital expenditures. As such, the Company will continue to assess its ability and manner in which it funds future capital expenditures and its dividend policy in light of the absence of cash flows from discontinued operations, as well as the Company's overall strategy, cash generation, debt levels and ongoing requirements for cash to fund operations.
Capital expenditures
Capital expenditures for the first six months of 2023 and 2022 were $233.8 million and $209.9 million, respectively. Capital expenditures allocated to the Company's business segments are estimated to be approximately $528.3 million for 2023. Capital expenditure estimates have been updated from what was previously reported in the 2022 Annual Report to accommodate project timeline and scope changes made throughout the first half of 2023.

Index
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
Debt resources
Certain debt instruments of the Company and its subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt instruments, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at June 30, 2023. In the event the Company and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. As of June 30, 2023, the Company had investment grade credit ratings at all entities issuing debt. For more information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 6 in this document and Part II, Item 8 in the 2022 Annual Report,.
The following table summarizes the outstanding revolving credit facilities of the Company and its subsidiaries at June 30, 2023:

Company	Facility		Facility Limit		Amount Outstanding	Letters of Credit		Expiration Date
			(In millions)
Montana-Dakota Utilities Co.	Commercial paper/Revolving credit agreement	(a)	$175.0		$58.9	$—		12/19/24
Cascade Natural Gas Corporation	Revolving credit agreement		$100.0	(b)	$—	$2.2	(c)	11/30/27
Intermountain Gas Company	Revolving credit agreement		$100.0	(d)	$5.8	$—		10/13/27
MDU Resources Group, Inc.	Revolving credit agreement		$150.0		$150.0	$—		5/29/24
MDU Resources Group, Inc.	Revolving credit agreement		$200.0	(e)	$14.5	$18.9	(c)	5/31/28
(a)The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Montana-Dakota on stated conditions, up to a maximum of $225.0 million). At June 30, 2023, there was no amount outstanding under the revolving credit agreement.
(b)Certain provisions allow for increased borrowings, up to a maximum of $125.0 million.
(c)Outstanding letter(s) of credit reduce the amount available under the credit agreement.
(d)Certain provisions allow for increased borrowings, up to a maximum of $125.0 million.
(e)Certain provisions allow for increased borrowings, up to a maximum of $250.0 million.

Due to the Knife River separation, Centennial repaid all of its outstanding debt in the second quarter of 2023, which was facilitated by the Knife River repayment previously discussed in Note 3 and the Company entering into various new debt instruments.

The Montana-Dakota commercial paper program is supported by a revolving credit agreement. While the amount of commercial paper outstanding does not reduce available capacity under the respective revolving credit agreement, Montana-Dakota does not issue commercial paper in an aggregate amount exceeding the available capacity under the credit agreement. The commercial paper and revolving credit agreement borrowings may vary during the period, largely the result of fluctuations in working capital requirements due to the seasonality of certain operations of the Company and its subsidiaries.

On May 31, 2023, the Company entered into $150.0 million and $200.0 million revolving credit agreements, which are reflected in the preceding table.
Total equity as a percent of total capitalization was 51 percent at June 30, 2023. Including the debt reflected in discontinued operations, the Company's total equity as a percentage of total capitalization was 51 percent at June 30, 2022, and 54 percent at

Index
December 31, 2022. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within 12 months, plus total equity. Management believes this ratio is an indicator of how the Company is financing its operations, as well as its financial strength.
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
Intermountain On January 20, 2023, Intermountain entered into a $125.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of January 19, 2024. In March, April, and May 2023, Intermountain repaid $20.0 million, $30 million, and $30 million, respectively, of the outstanding balance. The agreement contains customary covenants and provisions, including a covenant of Intermountain not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.
Centennial On March 18, 2022, Centennial entered into a $100.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of March 17, 2023. On March 17, 2023, Centennial amended this agreement to extend the maturity date to September 15, 2023. The agreement contained customary covenants and provisions, including a covenant of Centennial not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also included certain restrictions on the sale of certain assets, loans and investments. On May 31, 2023, Centennial repaid the full balance outstanding under the term loan agreement.
On December 19, 2022, Centennial entered into a $135.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of December 18, 2023. The agreement contained customary covenants and provisions, including a covenant of Centennial not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also included certain restrictions on the sale of certain assets, loans and investments. On May 31, 2023, Centennial repaid the full balance outstanding under the term loan agreement.
On June 9, 2023, Centennial repaid the full balances outstanding on all its long-term senior note debt, which aggregated $455.0 million.
MDU Resources Group, Inc. On May 1, 2023, the Company entered into a $75.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of November 1, 2023. The agreement contained customary covenants and provisions, including a covenant of the Company not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also included certain restrictions on the sale of certain assets, loans and investments. On May 31, 2023, the Company repaid the full balance outstanding under the term loan agreement.
On May 31, 2023, the Company entered into a $375.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of May 31, 2025. The agreement contains customary covenants and provisions, including a covenant of the Company not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.
Equity Resources
The Company currently has a shelf registration statement on file with the SEC, under which the Company may issue and sell any combination of common stock and debt securities. The Company may sell such securities if warranted by market conditions and the Company's capital requirements. Any public offer and sale of such securities will be made only by means of a prospectus meeting the requirements of the Securities Act and the rules and regulations thereunder. The shelf registration statement expires in August 2023, which the Company currently does not intend to replace.
In August 2020, the Company amended the Distribution Agreement dated February 22, 2019, with J.P. Morgan Securities LLC and MUFG Securities Americas Inc., as sales agents. This agreement, as amended, allows the offering, issuance and sale of up to 6.4 million shares of the Company's common stock in connection with an "at-the-market" offering. The common stock may be offered for sale, from time to time, in accordance with the terms and conditions of this agreement. As of June 30, 2023, the Company had capacity to issue up to 3.6 million additional shares of common stock under the "at-the-market" offering program. Proceeds from the sale of shares of common stock under this agreement have been and are expected to be used for general corporate purposes, which may include, among other things, working capital, capital expenditures, debt repayment and the financing of acquisitions.
The Company had no issuances of shares under the "at-the-market" offering program for both the three months ended June 30, 2023 and 2022.

Index
Material cash requirements
Apart from the effect of the spinoff of Knife River in the second quarter of 2023, there were no material changes in the Company's remaining contractual obligations related to estimated interest payments, purchase commitments, asset retirement obligations and uncertain tax positions for 2023 from those reported in the 2022 Annual Report. For more information on the Company's contractual obligations on long-term debt, operating leases and purchase commitments, see Part II, Item 7 in the 2022 Annual Report.
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

In connection with the previously discussed separation of Knife River on May 31, 2023, Knife River's pension plan, including the associated assets and liabilities, were transferred to Knife River and therefore are no longer reflected as part of the Company. Also in connection with the separation, a remeasurement of the Company's postretirement plan and the Company's unfunded, non-qualified defined benefit plan were performed and the applicable liabilities from the plans relating to transferring employees were transferred to Knife River. The Company expects to contribute approximately $7.2 million to its pension plans in 2023, largely resulting from a decline in asset values decreasing the funded status of the plans. For more information, see Note 19 and Part II, Item 7 in the 2022 Annual Report.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of market fluctuations associated with interest rates and commodity prices. The Company has policies and procedures to assist in controlling these market risks and from time to time has utilized derivatives to manage a portion of its risk. Market risk sensitive instruments were not entered into for trading purposes.
Interest rate risk
Rising interest rates have resulted in and will likely continue to result in higher borrowing costs on new debt and existing variable interest rate debt. The Company has realized increases in both the amount of variable interest rate debt recorded on the balance sheet and the weighted average interest rates on variable debt from those reported in the 2022 Annual Report. As of June 30, 2023 and December 31, 2022, approximately 30.8 percent and 21.5 percent, respectively, of the outstanding debt recorded on the balance sheet consisted of variable interest rate facilities (which use SOFR as the benchmark rate). This increase was the result of refinancing associated with the separation of Knife River, as discussed in Note 3 and Note 15, and higher gas costs, as discussed in Item 2. An increase of 1 percent in the interest rate on the Company's outstanding variable interest rate facilities as of June 30, 2023, would cause an $8.0 million pre-tax annual increase in interest expense.
At June 30, 2023, the Company had no outstanding interest rate hedges.
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
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
Part II -- Other Information
Item 1. Legal Proceedings
There were no material changes to the Company's legal proceedings in Part 1, Item 3 - Legal Proceedings in the 2022 Annual Report.
Item 1A. Risk Factors
Please refer to the Company's risk factors that are disclosed in Part I, Item 1A. Risk Factors in the 2022 Annual Report that could be materially harmful to the Company's business, prospects, financial condition or financial results if they occur. At June 30, 2023, there were no material changes to the Company's risk factors provided in Part I, Item 1A. Risk Factors in the 2022 Annual Report other than as set forth below.
The separation of Knife River into an independent, publicly traded company is subject to various risks and uncertainties.
The separation of Knife River was completed on May 31, 2023, and resulted in two independent, publicly traded companies. The execution of the separation has required significant time and attention from the Company’s senior management and employees and several of the Company's employees transferred to Knife River after the consummation of the separation, which could cause disruption in business processes. The Company retained approximately 10 percent of the shares of Knife River common stock immediately following the separation. The Company intends to dispose of the retained shares within twelve months after the separation. The proceeds of the retained shares are subject to various factors, including, Knife River's stock price, the trading market for Knife River's stock and the capital markets in general, among other things.
The proposed separation of the Company’s construction services business is subject to various risks and uncertainties and may not achieve its intended goals.
On November 3, 2022, the Company announced its intent to commence a strategic review process of MDU Construction Services. On July 10, 2023, the Company announced that it had completed the strategic review of its construction services business and the board determined that it would pursue a potential tax-advantaged separation of the construction services business from the Company. The uncertainties associated with this process, foreseen and unforeseen costs incurred, and efforts involved, may negatively affect the Company's operating results, business and the Company's relationships with employees, customers, suppliers and vendors. Unanticipated developments could delay, prevent or otherwise adversely affect the proposed separation, including, but not limited to, changes in general economic and financial market conditions and material adverse changes in business or industry conditions. There can be no assurances that the Company will be able to complete the proposed separation. The execution of the separation may require significant time and attention from the Company’s senior management and employees, which could cause disruption in business processes. In addition, if the separation is completed, the Company may not be able to achieve the full strategic and financial benefits that are expected to result from the separation.
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
There is no assurance as to the amount, if any, of future dividends to the holding company because the subsidiaries depend on future earnings, capital requirements and financial conditions to fund such dividends. Following the separation of Knife River, the Company's board of directors announced on August 3, 2023, a modification to its dividend practice targeting a dividend payout ratio of 60 percent to 70 percent of regulated energy delivery earnings. The Company cannot predict the market's reaction to this change in dividend practice.

Index
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information with respect to the Company's purchase of equity securities:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2023	—	$—	—	—
May 1 through May 31, 2023	—	$—	—	—
June 1 through June 30, 2023	—	$—	—	—
Total	—	$—	—	—
(1)    Represents shares of common stock purchased on the open market in connection with the vesting of shares granted pursuant to the Long-Term Performance-Based Incentive Plan.
(2)    Not applicable. The Company does not currently have in place any publicly announced plans or programs to purchase equity securities.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

For information regarding mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K, see Exhibit 95 to this Form 10-Q, which is incorporated herein by reference. Due to the separation of Knife River effective May 31, 2023, there is no longer mining activity for the Company at June 30, 2023.
Item 5. Other Information
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
See the index to exhibits immediately preceding the signature page to this report.

Index

Exhibits Index
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number

2.1	Separation and Distribution Agreement, dated as of May 30, 2023, by and between Knife River Corporation and MDU Resources Group, Inc.†		8-K		2.1	6/1/23	1-03480
3(a)	Amended and Restated Certificate of Incorporation of MDU Resources Group, Inc.		8-K		3.2	5/8/19	1-03480
3(b)	Amended and Restated Bylaws of MDU Resources Group, Inc.		8-K		3.1	2/15/19	1-03480
10.1	Transition Services Agreement, dated as of May 30, 2023, by and between Knife River Corporation and MDU Resources Group, Inc.^		8-K		10.1	6/1/23	1-03480
10.2	Tax Matters Agreement, dated as of May 30, 2023, by and between Knife River Corporation and MDU Resources Group, Inc.		8-K		10.2	6/1/23	1-03480
10.3	Employee Matters Agreement, dated as of May 30, 2023, by and between Knife River Corporation and MDU Resources Group, Inc.		8-K		10.3	6/1/23	1-03480
10.4	Stockholder and Registration Rights Agreement, dated as of May 30, 2023, by and between Knife River Corporation and MDU Resources Group, Inc.^		8-K		10.4	6/1/23	1-03480
10.5	5-Year Revolving Credit Agreement, dated as of May 31, 2023, by and among MDU Resources Group, Inc., the financial institutions from time to time party thereto and U.S. Bank National Association.^		8-K		10.5	6/1/23	1-03480
10.6	364-Day Revolving Credit Agreement, dated as of May 31, 2023, by and among MDU Resources Group, Inc., the financial institutions from time to time party thereto and U.S. Bank National Association.^		8-K		10.6	6/1/23	1-03480
10.7	Term Loan Agreement, dated as of May 31, 2023, by and among MDU Resources Group, Inc., the lenders from time to time party thereto and U.S. Bank National Association.^		8-K		10.7	6/1/23	1-03480
31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
95	Mine Safety Disclosures	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
† Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.
^ Certain schedules and exhibits have been omitted pursuant to Item 601(b)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.

Index
Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU RESOURCES GROUP, INC.

DATE:	August 3, 2023	BY:	/s/ Jason L. Vollmer
Jason L. Vollmer
Vice President, Chief Financial Officer and Treasurer

		BY:	/s/ Stephanie A. Barth
Stephanie A. Barth
Vice President, Chief Accounting Officer and Controller