Form 10-Q
period 2023-09-30
MDU RESOURCES GROUP INC
filed 2023-11-02
CIK 67716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 26, 2023: 203,638,373 shares.

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
The Company announced strategic initiatives in 2022 as part of the Company's continuous review of its business. On May 31, 2023, the Company completed the separation of Knife River, formerly the construction materials and contracting segment, which resulted in two independent, publicly traded companies, MDU Resources Group, Inc. and Knife River. The Company's board of directors approved the distribution of approximately 90 percent of the issued and outstanding shares of Knife River to the Company's stockholders. Stockholders of the Company received one share of Knife River common stock for every four shares of the Company's common stock held on May 22, 2023, the record date for the distribution. The Company retained approximately 10 percent or 5.7 million shares of Knife River common stock immediately following the separation with the intent to dispose of such shares within twelve months after the separation. The separation of Knife River was a tax-free spinoff transaction to the Company’s stockholders for U.S. federal income tax purposes. More information on the separation and distribution can be found within Knife River's Form 10, which is not incorporated by reference herein.
The historical results of Knife River are presented as discontinued operations in the Company's Consolidated Financial Statements.
On November 2, 2023, the Company announced its intent to pursue a tax-free spinoff of its wholly owned construction services business, MDU Construction Services. The Company's board of directors believes a tax-free spinoff of the construction services business supports the Company's goal of enhancing value for stockholders by becoming a pure-play regulated energy delivery company.
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

Index
Part I -- Financial Information
Item 1. Financial Statements

MDU Resources Group, Inc.
Consolidated Statements of Income
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and regulated pipeline	$279,534	$263,774	$1,293,959	$1,141,007
Non-regulated pipeline, construction services and other	721,261	738,713	2,228,061	1,978,344
Total operating revenues	1,000,795	1,002,487	3,522,020	3,119,351
Operating expenses:
Operation and maintenance:
Electric, natural gas distribution and regulated pipeline	99,295	89,662	296,818	281,909
Non-regulated pipeline, construction services and other	639,363	677,789	2,007,978	1,795,615
Total operation and maintenance	738,658	767,451	2,304,796	2,077,524
Purchased natural gas sold	55,967	61,863	542,848	444,527
Depreciation, depletion and amortization	53,146	51,843	158,877	158,622
Taxes, other than income	39,454	40,248	156,587	139,305
Electric fuel and purchased power	28,966	20,080	73,755	68,370
Total operating expenses	916,191	941,485	3,236,863	2,888,348
Operating income	84,604	61,002	285,157	231,003
Unrealized gain on investment in Knife River	30,150	—	170,170	—
Other income	8,918	5,774	29,251	2,521
Interest expense	32,129	20,196	82,541	58,275
Income before income taxes	91,543	46,580	402,037	175,249
Income taxes	13,325	4,211	92,311	28,352
Income from continuing operations	78,218	42,369	309,726	146,897
Discontinued operations, net of tax	(3,289)	105,602	(65,752)	103,504
Net income	$74,929	$147,971	$243,974	$250,401
Earnings per share - basic:
Income from continuing operations	$.38	$.21	$1.52	$.72
Discontinued operations, net of tax	(.01)	.52	(.32)	.51
Earnings per share - basic	$.37	$.73	$1.20	$1.23
Earnings per share - diluted:
Income from continuing operations	$.38	$.21	$1.52	$.72
Discontinued operations, net of tax	(.01)	.52	(.32)	.51
Earnings per share - diluted	$.37	$.73	$1.20	$1.23
Weighted average common shares outstanding - basic	203,638	203,351	203,633	203,351
Weighted average common shares outstanding - diluted	203,886	203,644	203,891	203,407
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Net income	$74,929	$147,971	$243,974	$250,401
Other comprehensive income (loss):
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $0 and $37 for the three months ended and $17 and $109 for the nine months ended in 2023 and 2022, respectively	—	111	81	334
Postretirement liability adjustment:
Amortization of postretirement liability losses included in net periodic benefit credit, net of tax of $98 and $148 for the three months ended and $263 and $460 for the nine months ended in 2023 and 2022, respectively	(6)	461	481	1,367
Reclassification of postretirement liability adjustment from regulatory asset, net of tax of $— and $— for the three months ended and $— and $(1,086) for the nine months ended in 2023 and 2022, respectively	—	—	—	(3,265)
Postretirement liability adjustment	(6)	461	481	(1,898)
Net unrealized gain (loss) on available-for-sale investments:
Net unrealized gain (loss) on available-for-sale investments arising during the period, net of tax of $(17) and $(88) for the three months ended and $(21) and $(207) for the nine months ended in 2023 and 2022, respectively	(66)	(329)	(80)	(777)
Reclassification adjustment for loss on available-for-sale investments included in net income, net of tax of $3 and $12 for the three months ended and $9 and $27 for the nine months ended in 2023 and 2022, respectively	10	42	36	99
Net unrealized loss on available-for-sale investments	(56)	(287)	(44)	(678)
Other comprehensive income (loss)	(62)	285	518	(2,242)
Comprehensive income attributable to common stockholders	$74,867	$148,256	$244,492	$248,159
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Balance Sheets
(Unaudited)
	September 30, 2023	September 30, 2022	December 31, 2022
Assets	(In thousands, except shares and per share amounts)
Current assets:
Cash, cash equivalents and restricted cash	$32,493	$57,859	$70,428
Receivables, net	893,019	850,137	1,064,340
Current regulatory assets	169,248	148,160	165,092
Inventories	80,235	89,814	64,248
Prepayments and other current assets	63,805	87,901	55,123
Investment in Knife River	276,213	—	—
Current assets of discontinued operations	—	790,421	592,517
Total current assets	1,515,013	2,024,292	2,011,748
Noncurrent assets:
Property, plant and equipment	7,211,680	6,814,651	6,874,630
Less accumulated depreciation, depletion and amortization	2,191,514	2,096,450	2,098,298
Net property, plant and equipment	5,020,166	4,718,201	4,776,332
Goodwill	488,960	488,960	488,960
Other intangible assets, net	2,526	4,648	4,102
Regulatory assets	428,969	344,442	329,659
Investments	139,327	125,534	128,827
Operating lease right-of-use assets	75,729	76,155	73,502
Other	198,459	181,860	161,900
Noncurrent assets of discontinued operations	—	1,643,038	1,685,751
Total noncurrent assets	6,354,136	7,582,838	7,649,033
Total assets	$7,869,149	$9,607,130	$9,660,781
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$306,400	$—	$38,500
Long-term debt due within one year	61,319	86,319	47,819
Accounts payable	414,479	452,379	525,560
Taxes payable	49,500	80,691	62,308
Dividends payable	25,455	44,229	45,245
Accrued compensation	94,230	72,441	59,470
Operating lease liabilities due within one year	23,112	21,568	21,307
Regulatory liabilities due within one year	45,013	18,599	26,440
Other accrued liabilities	154,147	158,514	156,031
Current liabilities of discontinued operations	—	533,562	496,923
Total current liabilities	1,173,655	1,468,302	1,479,603
Noncurrent liabilities:
Long-term debt	2,279,828	2,192,411	2,317,848
Deferred income taxes	526,654	442,468	455,499
Asset retirement obligations	384,083	444,967	372,870
Regulatory liabilities	495,112	433,212	448,454
Operating lease liabilities	52,908	55,453	52,871
Other	199,475	175,788	180,603
Noncurrent liabilities of discontinued operations	—	902,671	765,904
Total noncurrent liabilities	3,938,060	4,646,970	4,594,049
Commitments and contingencies
Stockholders' equity:
Common stock Authorized - 500,000,000 shares, $1.00 par value Shares issued - 203,638,373 at September 30, 2023, 203,889,661 at September 30, 2022 and 204,162,814 at December 31, 2022	203,638	203,889	204,163
Other paid-in capital	1,462,939	1,455,241	1,466,037
Retained earnings	1,108,616	1,879,600	1,951,138
Accumulated other comprehensive loss	(17,759)	(43,246)	(30,583)
Treasury stock at cost 538,921 shares at September 30, 2022 and December 31, 2022	—	(3,626)	(3,626)
Total stockholders' equity	2,757,434	3,491,858	3,587,129
Total liabilities and stockholders' equity	$7,869,149	$9,607,130	$9,660,781
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Equity
(Unaudited)
			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2022	204,162,814	$204,163	$1,466,037	$1,951,138	$(30,583)	(538,921)	$(3,626)	$3,587,129
Net income	—	—	—	38,353	—	—	—	38,353
Other comprehensive income	—	—	—	—	217	—	—	217
Dividends declared on common stock	—	—	—	(45,574)	—	—	—	(45,574)
Stock-based compensation	—	—	3,108	—	—	—	—	3,108
Repurchase of common stock	—	—	—	—	—	(153,622)	(4,811)	(4,811)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	(7,851)	—	—	153,622	4,811	(3,040)
At March 31, 2023	204,162,814	$204,163	$1,461,294	$1,943,917	$(30,366)	(538,921)	$(3,626)	$3,575,382
Net income	—	—	—	130,692	—	—	—	130,692
Other comprehensive income	—	—	—	—	363	—	—	363
Dividends declared on common stock	—	—	—	(45,158)	—	—	—	(45,158)
Stock-based compensation	—	—	(927)	—	—	—	—	(927)
Separation of Knife River	(538,921)	(539)	—	(969,934)	12,306	538,921	3,626	(954,541)
Issuance of common stock	14,480	14	368	—	—	—	—	382
At June 30, 2023	203,638,373	$203,638	$1,460,735	$1,059,517	$(17,697)	—	$—	$2,706,193
Net income	—	—	—	74,929	—	—	—	74,929
Other comprehensive loss	—	—	—	—	(62)	—	—	(62)
Dividends declared on common stock	—	—	—	(25,645)	—	—	—	(25,645)
Stock-based compensation	—	—	2,204	—	—	—	—	2,204
Separation of Knife River				(185)				(185)
At September 30, 2023	203,638,373	$203,638	$1,462,939	$1,108,616	$(17,759)	—	$—	$2,757,434
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

Index

MDU Resources Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2023	2022
	(In thousands)
Operating activities:
Net income	$243,974	$250,401
Discontinued operations, net of tax	(65,752)	103,504
Income from continuing operations	309,726	146,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	158,877	158,622
Deferred income taxes	63,745	13,697
Provision for credit losses	9,769	3,554
Amortization of debt issuance costs	991	725
Employee stock-based compensation costs	3,943	5,689
Pension and postretirement benefit plan net periodic benefit credit	(4,086)	(5,494)
Unrealized gain on investment in Knife River	(170,170)	—
Unrealized (gains) losses on investments	(3,501)	12,357
Gains on sales of assets	(6,761)	(4,925)
Changes in current assets and liabilities, net of acquisitions:
Receivables	161,366	(107,314)
Inventories	(19,694)	(43,649)
Other current assets	(68,161)	(32,241)
Accounts payable	(132,323)	89,876
Other current liabilities	42,310	40,931
Pension and postretirement benefit plan contributions	(7,541)	(62)
Other noncurrent changes	(3,362)	(24,981)
Net cash provided by continuing operations	335,128	253,682
Net cash provided by (used in) discontinued operations	(160,214)	31,251
Net cash provided by operating activities	174,914	284,933
Investing activities:
Capital expenditures	(370,585)	(341,162)
Net proceeds from sale or disposition of property and other	13,238	(4,101)
Investments	(3,339)	(2,185)
Net cash used in continuing operations	(360,686)	(347,448)
Net cash used in discontinued operations	(55,012)	(117,900)
Net cash used in investing activities	(415,698)	(465,348)
Financing activities:
Issuance of short-term borrowings	461,400	—
Repayment of short-term borrowings	(193,500)	—
Issuance of long-term debt	411,900	220,429
Repayment of long-term debt	(434,994)	—
Debt issuance costs	(1,844)	(334)
Net proceeds from issuance of common stock	—	(149)
Dividends paid	(135,861)	(132,687)
Repurchase of common stock	(4,811)	(7,399)
Tax withholding on stock-based compensation	(3,040)	(4,904)
Net cash provided by continuing operations	99,250	74,956
Net cash provided by discontinued operations	93,509	125,918
Net cash provided by financing activities	192,759	200,874
Increase (decrease) in cash and cash equivalents	(48,025)	20,459
Cash and cash equivalents -- beginning of year	80,518	54,161
Cash and cash equivalents -- end of period	$32,493	$74,620
The accompanying notes are an integral part of these consolidated financial statements.

Index
MDU Resources Group, Inc.
Notes to Consolidated
Financial Statements
September 30, 2023 and 2022
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
The Company announced strategic initiatives in 2022 as part of the Company's continuous review of its business. On May 31, 2023, the Company completed the separation of Knife River, formerly the construction materials and contracting segment, which resulted in two independent, publicly traded companies, MDU Resources Group, Inc. and Knife River. The Company's board of directors approved the distribution of approximately 90 percent of the issued and outstanding shares of Knife River to the Company's stockholders. Stockholders of the Company received one share of Knife River common stock for every four shares of the Company's common stock held on May 22, 2023, the record date for the distribution. The Company retained approximately 10 percent or 5.7 million shares of Knife River common stock immediately following the separation with the intent to dispose of such shares within twelve months after the separation. The separation of Knife River was a tax-free spinoff transaction to the Company’s stockholders for U.S. federal income tax purposes.
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
On November 2, 2023, the Company announced its intent to pursue a tax-free spinoff of its wholly owned construction services business, MDU Construction Services. The Company's board of directors believes a tax-free spinoff of the construction services business supports the Company's goal of enhancing value for stockholders by becoming a pure-play regulated energy delivery company.
Management has also evaluated the impact of events occurring after September 30, 2023, up to the date of the issuance of these consolidated interim financial statements on November 2, 2023, that would require recognition or disclosure in the Consolidated Financial Statements.

Index
Note 2 - New accounting standards
The following table provides a brief description of the accounting pronouncements applicable to the Company and the potential impact on its Consolidated Financial Statements and/or disclosures:

Standard	Description	Effective date	Impact on financial statements/disclosures
Recently adopted accounting standards
ASU 2020-04 - Reference Rate Reform	In March 2020, the FASB issued optional guidance to ease the facilitation of the effects of reference rate reform on financial reporting. The guidance applies to certain contract modifications, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Beginning January 1, 2022, LIBOR or other discontinued reference rates cannot be applied to new contracts. New contracts will incorporate a new reference rate, which includes SOFR. LIBOR or other discontinued reference rates cannot be applied to contract modifications or hedging relationships entered into or evaluated after December 31, 2022. Existing contracts referencing LIBOR or other reference rates expected to be discontinued must have identified a replacement rate by June 30, 2023.	Effective as of March 12, 2020 through December 31, 2022	For more information, see ASU 2022-06 - Reference Rate Reform: Deferral of Sunset Date below.
ASU 2022-06 - Reference Rate Reform: Deferral of Sunset Date	In December 2022, the FASB included a sunset provision within ASC 848 based on expectations of when LIBOR would cease being published. At the time ASU 2020-04 was issued, the UK Financial Conduct Authority had established its intent to cease overnight tenors of LIBOR after December 31, 2021. In March 2021, the UK Financial Conduct Authority announced that the intended cessation date of the overnight tenors of LIBOR would be June 30, 2023 which is beyond the current sunset date of ASC 848. The amendments in this Update defer the sunset date of ASC 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in ASC 848.	December 31, 2024	The Company has updated its credit agreements to include language regarding the successor or alternate rate to LIBOR. The Company does not expect the guidance to have a material impact on its results of operations, financial position, cash flows or disclosures.
Note 3 - Discontinued operations
On May 31, 2023, the Company completed the previously announced separation of Knife River, its former construction materials and contracting segment, into a new publicly traded company. The separation was achieved through the Company's pro-rata distribution of approximately 90 percent of the outstanding shares of Knife River to the Company's common stockholders. To effect the separation, the Company distributed to its stockholders one share of Knife River common stock for every four shares of the Company's common stock held on May 22, 2023, the record date for the distribution, with the Company retaining approximately 10 percent, or 5.7 million shares of Knife River common stock immediately following the separation. The Company intends to dispose of the retained shares within twelve months after the separation.
As a result of the separation, the historical assets and liabilities for Knife River have been classified as assets and liabilities of discontinued operations and the historical results of operations are shown in Discontinued operations, net of tax, other than allocated general corporate overhead costs of the Company, which do not meet the criteria for income (loss) from discontinued operations. The Company’s consolidated financial statements and accompanying notes for prior periods have been restated. For the comparative periods, Knife River's operations are only reflected through May 2023, whereas 2022 includes the full three and nine months from Knife River's operations.
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
The Company will provide to Knife River and Knife River will provide to the Company transition services in accordance with the TSA entered into on May 31, 2023. For the three and nine months ended September 30, 2023, the Company received $1.3 million and $1.9 million; and paid $407,000 and $684,000, respectively, for these related activities. The majority of the transition services are expected to be provided for a period of one year, however, no longer than two years after the separation.

Index
Separation related costs of $1.0 million and $47.1 million, net of tax, were incurred during the three and nine months ended September 30, 2023, respectively. Separation costs incurred are presented in income (loss) from discontinued operations in the Consolidated Statements of Income. These charges primarily relate to transaction and third-party support costs, one-time business separation fees and related tax charges.
The Company had no assets or liabilities related to the discontinued operations of Knife River on its balance sheet as of September 30, 2023. The carrying amounts of the major classes of assets and liabilities of discontinued operations included in the Company’s Consolidated Balance Sheets were as follows:

	September 30, 2022	December 31, 2022
Assets	(In Thousands)
Current assets:
Cash and cash equivalents	$16,761	$10,090
Receivables, net	447,882	241,302
Inventories	308,829	323,277
Prepayments and other current assets	16,949	17,848
Total current assets of discontinued operations	790,421	592,517
Noncurrent assets:
Net property, plant and equipment	1,275,649	1,315,213
Goodwill	274,302	274,540
Other intangible assets, net	14,097	13,430
Investments	32,326	33,086
Operating lease right-of-use assets	43,431	45,872
Other	3,233	3,610
Total noncurrent assets of discontinued operations	1,643,038	1,685,751
Total assets of discontinued operations	$2,433,459	$2,278,268
Liabilities
Current liabilities:
Short-term borrowings	$100,000	$208,000
Long-term debt due within one year	128,133	30,211
Accounts payable	178,320	131,608
Taxes payable	12,874	8,502
Accrued compensation	27,383	29,192
Operating lease liabilities due within one year	13,000	13,210
Other accrued liabilities	73,852	76,200
Total current liabilities of discontinued operations	533,562	496,923
Noncurrent liabilities:
Long-term debt	581,588	445,546
Deferred income taxes	175,529	175,804
Asset retirement obligations	27,964	33,015
Operating lease liabilities	30,431	32,663
Other	87,159	78,876
Total noncurrent liabilities of discontinued operations	902,671	765,904
Total liabilities of discontinued operations	$1,436,233	$1,262,827

Index
The reconciliation of the major classes of income and expense constituting pretax income (loss) from discontinued operations to the after-tax income (loss) from discontinued operations on the Consolidated Statements of Income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Operating revenues	$—	$974,774	$735,259	$1,995,500
Operating expenses	1,447	825,874	769,407	1,828,602
Operating income (loss)	(1,447)	148,900	(34,148)	166,898
Other income (expense)	—	(1,005)	2,382	(4,399)
Interest expense	(66)	11,173	37,545	26,466
Income (loss) from discontinued operations before income taxes	(1,381)	136,722	(69,311)	136,033
Income taxes	1,908	31,120	(3,559)	32,529
Discontinued operations, net of tax	$(3,289)	$105,602	$(65,752)	$103,504
Note 4 - Seasonality of operations
Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results for particular businesses, and for the Company as a whole, may not be indicative of results for the full fiscal year.
Note 5 - Receivables and allowance for expected credit losses
Receivables consist primarily of trade receivables from the sale of goods and services, which are recorded at the invoiced amount, and contract assets, net of expected credit losses. For more information on contract assets, see Note 9. The Company's trade receivables are all due in 12 months or less. The total balance of receivables past due 90 days or more was $51.1 million, $30.8 million and $34.3 million at September 30, 2023 and 2022, and December 31, 2022, respectively.
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
Details of the Company's expected credit losses were as follows:

	Electric	Natural gas distribution	Pipeline	Construction services	Total
	(In thousands)
At December 31, 2022	$375	$1,615	$2	$2,162	$4,154
Current expected credit loss provision	615	2,324	—	826	3,765
Less write-offs charged against the allowance	667	1,225	—	51	1,943
Credit loss recoveries collected	145	229	—	1	375
At March 31, 2023	$468	$2,943	$2	$2,938	$6,351
Current expected credit loss provision	182	90	—	1,825	2,097
Less write-offs charged against the allowance	316	1,454	—	103	1,873
Credit loss recoveries collected	79	161	—	58	298
At June 30, 2023	$413	$1,740	$2	$4,718	$6,873
Current expected credit loss provision	513	1,661	—	1,733	3,907
Less write-offs charged against the allowance	572	2,758	—	27	3,357
Credit loss recoveries collected	75	233	—	—	308
At September 30, 2023	$429	$876	$2	$6,424	$7,731

Index

	Electric	Natural gas distribution	Pipeline	Construction services	Total
	(In thousands)
At December 31, 2021	$269	$1,506	$2	$2,533	$4,310
Current expected credit loss provision	565	1,369	—	54	1,988
Less write-offs charged against the allowance	597	932	—	71	1,600
Credit loss recoveries collected	124	180	—	28	332
At March 31, 2022	$361	$2,123	$2	$2,544	$5,030
Current expected credit loss provision	113	92	—	292	497
Less write-offs charged against the allowance	234	939	—	104	1,277
Credit loss recoveries collected	108	177	—	—	285
At June 30, 2022	$348	$1,453	$2	$2,732	$4,535
Current expected credit loss provision	300	881	—	(111)	1,070
Less write-offs charged against the allowance	399	1,822	—	152	2,373
Credit loss recoveries collected	85	169	—	40	294
At September 30, 2022	$334	$681	$2	$2,509	$3,526
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

	September 30, 2023	September 30, 2022	December 31, 2022
	(In thousands)
Merchandise for resale	36,815	26,538	27,910
Natural gas in storage (current)	29,821	48,532	22,533
Materials and supplies	$7,824	$9,917	$6,846
Other	5,775	4,827	6,959
Total	$80,235	$89,814	$64,248
The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in noncurrent assets - other and was $47.4 million, $47.2 million and $47.5 million at September 30, 2023, September 30, 2022 and December 31, 2022, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands, except per share amounts)
Weighted average common shares outstanding - basic	203,638	203,351	203,633	203,351
Effect of dilutive performance share awards and restricted stock units	248	293	258	56
Weighted average common shares outstanding - diluted	203,886	203,644	203,891	203,407

Earnings per share - basic:
Income from continuing operations	$.38	$.21	$1.52	$.72
Discontinued operations, net of tax	(.01)	.52	(.32)	.51
Earnings per share - basic	$.37	$.73	$1.20	$1.23

Earnings per share - diluted:
Income from continuing operations	$.38	$.21	$1.52	$.72
Discontinued operations, net of tax	(.01)	.52	(.32)	.51
Earnings per share - diluted	$.37	$.73	$1.20	$1.23

Shares excluded from the calculation of diluted earnings per share	—	—	—	77
Dividends declared per common share	$.1250	$.2175	$.5700	$.6525
Note 8 - Accumulated other comprehensive loss
The after-tax changes in the components of accumulated other comprehensive loss were as follows:

	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2022	$(125)	$(29,900)	$(558)	$(30,583)
Other comprehensive income before reclassifications	—	—	70	70
Amounts reclassified from accumulated other comprehensive loss	34	100	13	147
Net current-period other comprehensive income	34	100	83	217
At March 31, 2023	$(91)	$(29,800)	$(475)	$(30,366)
Other comprehensive income before reclassifications	—	—	(84)	(84)
Amounts reclassified from accumulated other comprehensive loss	47	387	13	447
Net current-period other comprehensive income (loss)	47	387	(71)	363
Amounts reclassified related to the separation of Knife River	44	12,262	—	12,306
At June 30, 2023	$—	$(17,151)	$(546)	$(17,697)
Other comprehensive loss before reclassifications	—	—	(66)	(66)
Amounts reclassified from accumulated other comprehensive loss	—	(6)	10	4
Net current-period other comprehensive income (loss)	—	(6)	(56)	(62)
At September 30, 2023	$—	$(17,157)	$(602)	$(17,759)

Index

	Net Unrealized Gain (Loss) on Derivative Instruments Qualifying as Hedges	Postretirement Liability Adjustment	Net Unrealized Gain (Loss) on Available-for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2021	$(538)	$(40,461)	$(5)	$(41,004)
Other comprehensive loss before reclassifications	—	—	(320)	(320)
Amounts reclassified from accumulated other comprehensive loss	112	445	32	589
Net current-period other comprehensive income (loss)	112	445	(288)	269
At March 31, 2022	$(426)	$(40,016)	$(293)	$(40,735)
Other comprehensive loss before reclassifications	—	—	(128)	(128)
Amounts reclassified to accumulated other comprehensive loss from a regulatory asset	—	(3,265)	—	(3,265)
Amounts reclassified from accumulated other comprehensive loss	111	461	25	597
Net current-period other comprehensive income (loss)	111	(2,804)	(103)	(2,796)
At June 30, 2022	$(315)	$(42,820)	$(396)	$(43,531)
Other comprehensive loss before reclassifications	—	—	(329)	(329)
Amounts reclassified from accumulated other comprehensive loss	111	461	42	614
Net current-period other comprehensive income (loss)	111	461	(287)	285
At September 30, 2022	$(204)	$(42,359)	$(683)	$(43,246)
The following amounts were reclassified out of accumulated other comprehensive loss into net income. The amounts presented in parenthesis indicate a decrease to net income on the Consolidated Statements of Income. The reclassifications were as follows:

	Three Months Ended		Nine Months Ended		Location on Consolidated Statements of Income
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income	$—	$(148)	$(98)	$(443)	Interest expense
	—	37	17	109	Income taxes
	—	(111)	(81)	(334)
Amortization of postretirement liability losses included in net periodic benefit credit	(92)	(609)	(744)	(1,827)	Other income
	98	148	263	460	Income taxes
	6	(461)	(481)	(1,367)
Reclassification adjustment on available-for-sale investments included in net income	(13)	(54)	(45)	(126)	Other income
	3	12	9	27	Income taxes
	(10)	(42)	(36)	(99)
Total reclassifications	$(4)	$(614)	$(598)	$(1,800)

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
The Company recognizes revenue from the sale of emissions allowances allocated under the environmental programs in certain states. The Company has the right to payment when the allowances are sold at auction. Revenue is recognized on a point in time basis within the quarter that the auction is held. The revenues associated with the sale of these allowances are deferred as a component of the respective jurisdiction’s regulatory asset or liability for environmental compliance. For more information on the Company’s regulatory assets and liabilities, see Note 12.
Changes in cost estimates on certain contracts may result in the issuance of change orders, which can be approved or unapproved by the customer, or the assertion of contract claims. The Company recognizes amounts associated with change orders and claims as revenue if it is probable that the contract price will be adjusted and the amount of any such adjustment can be reasonably estimated. Change orders and claims are negotiated in the normal course of business and represent management’s estimates of additional contract revenues that have been earned and are probable of collection. The Company received notification from a customer on a large project with a contract that was billed on a time and materials basis with no stated maximum price, that it is withholding payment of approximately $30.0 million on remaining outstanding billings, including retention. The Company believes it has substantial defenses against these claims based upon the terms of the contract and the Company's belief that it has performed under the terms of the contract. The Company believes collection of the remaining outstanding billings, including retention is probable and, as a result, the Company has recognized the revenue from this project in its results. However, there is uncertainty surrounding this matter, including the potential long-term nature of dispute resolution, the Company filing a lien on the property and the broad range of possible consideration amounts as a result of negotiations and potential litigation to resolve the dispute.
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

Three Months Ended September 30, 2023	Electric	Natural gas distribution	Pipeline	Construction services	Other	Total
	(In thousands)
Residential utility sales	$34,303	$68,733	$—	$—	$—	$103,036
Commercial utility sales	49,754	40,360	—	—	—	90,114
Industrial utility sales	10,747	7,272	—	—	—	18,019
Other utility sales	1,865	—	—	—	—	1,865
Natural gas transportation	—	13,050	35,338	—	—	48,388
Natural gas storage	—	—	4,808	—	—	4,808
Electrical & mechanical specialty contracting	—	—	—	514,378	—	514,378
Transmission & distribution specialty contracting	—	—	—	192,056	—	192,056
Other	14,701	3,881	3,916	(89)	1,689	24,098
Intersegment eliminations	(27)	(69)	(3,701)	—	(1,689)	(5,486)
Revenues from contracts with customers	111,343	133,227	40,361	706,345	—	991,276
Revenues out of scope	(3,254)	1,669	43	11,061	—	9,519
Total external operating revenues	$108,089	$134,896	$40,404	$717,406	$—	$1,000,795

Index

Three Months Ended September 30, 2022	Electric	Natural gas distribution	Pipeline	Construction services	Other	Total
	(In thousands)
Residential utility sales	$36,981	$64,074	$—	$—	$—	$101,055
Commercial utility sales	38,785	43,734	—	—	—	82,519
Industrial utility sales	10,838	7,209	—	—	—	18,047
Other utility sales	2,002	—	—	—	—	2,002
Natural gas transportation	—	11,910	32,144	—	—	44,054
Natural gas storage	—	—	3,595	—	—	3,595
Electrical & mechanical specialty contracting	—	—	—	543,717	—	543,717
Transmission & distribution specialty contracting	—	—	—	181,550	—	181,550
Other	10,758	3,495	3,814	200	1,472	19,739
Intersegment eliminations	(34)	(69)	(3,581)	(2,037)	(1,472)	(7,193)
Revenues from contracts with customers	99,330	130,353	35,972	723,430	—	989,085
Revenues out of scope	(47)	1,792	86	11,571	—	13,402
Total external operating revenues	$99,283	$132,145	$36,058	$735,001	$—	$1,002,487

Nine Months Ended September 30, 2023	Electric	Natural gas distribution	Pipeline	Construction services	Other	Total
	(In thousands)
Residential utility sales	$102,953	$517,351	$—	$—	$—	$620,304
Commercial utility sales	124,363	316,483	—	—	—	440,846
Industrial utility sales	31,880	33,293	—	—	—	65,173
Other utility sales	5,349	—	—	—	—	5,349
Natural gas transportation	—	38,225	104,716	—	—	142,941
Natural gas storage	—	—	12,427	—	—	12,427
Electrical & mechanical specialty contracting	—	—	—	1,672,948	—	1,672,948
Transmission & distribution specialty contracting	—	—	—	511,563	—	511,563
Other	38,111	11,874	9,713	121	6,412	66,231
Intersegment eliminations	(82)	(208)	(37,889)	—	(6,412)	(44,591)
Revenues from contracts with customers	302,574	917,018	88,967	2,184,632	—	3,493,191
Revenues out of scope	(7,799)	2,469	119	34,040	—	28,829
Total external operating revenues	$294,775	$919,487	$89,086	$2,218,672	$—	$3,522,020

Nine Months Ended September 30, 2022	Electric	Natural gas distribution	Pipeline	Construction services	Other	Total
	(In thousands)
Residential utility sales	$103,648	$439,639	$—	$—	$—	$543,287
Commercial utility sales	108,400	279,697	—	—	—	388,097
Industrial utility sales	32,067	29,242	—	—	—	61,309
Other utility sales	5,632	—	—	—	—	5,632
Natural gas transportation	—	35,747	95,685	—	—	131,432
Natural gas storage	—	—	10,210	—	—	10,210
Electrical & mechanical specialty contracting	—	—	—	1,443,758	—	1,443,758
Transmission & distribution specialty contracting	—	—	—	496,190	—	496,190
Other	33,727	9,854	8,201	357	4,368	56,507
Intersegment eliminations	(102)	(206)	(37,309)	(4,391)	(4,368)	(46,376)
Revenues from contracts with customers	283,372	793,973	76,787	1,935,914	—	3,090,046
Revenues out of scope	(4,854)	(831)	210	34,780	—	29,305
Total external operating revenues	$278,518	$793,142	$76,997	$1,970,694	$—	$3,119,351

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
The changes in contract assets and liabilities were as follows:

	September 30, 2023	December 31, 2022	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$199,370	$154,144	$45,226	Receivables, net
Contract liabilities - current	(183,705)	(168,361)	(15,344)	Accounts payable
Contract liabilities - noncurrent	(435)	(6)	(429)	Noncurrent liabilities - other
Net contract assets (liabilities)	$15,230	$(14,223)	$29,453
The Company recognized $6.3 million and $164.3 million in revenue for the three and nine months ended September 30, 2023, respectively, which was previously included in contract liabilities at December 31, 2022. The Company recognized $8.2 million and $118.7 million in revenue for the three and nine months ended September 30, 2022, respectively, which was previously included in contract liabilities at December 31, 2021.
The Company recognized a net increase in revenues of $20.2 million and $41.7 million for the three and nine months ended September 30, 2023, respectively, from performance obligations satisfied in prior periods. The Company recognized a net increase in revenues of $9.6 million and $43.7 million for the three and nine months ended September 30, 2022, respectively, from performance obligations satisfied in prior periods.
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
At September 30, 2023, the Company's remaining performance obligations were $2.5 billion. The Company expects to recognize the following revenue amounts in future periods related to these remaining performance obligations: $1.6 billion within the next 12 months or less; $371.0 million within the next 13 to 24 months; and $519.5 million in 25 months or more.
Note 10 - Leases
The Company's leases primarily include operating leases for equipment, buildings, easements and vehicles. The Company leases certain equipment to third parties through its utility and construction services segments, which are considered short-term operating leases with terms of less than 12 months.
The Company recognized revenue from operating leases of $11.2 million and $34.5 million for the three and nine months ended September 30, 2023, respectively. The Company recognized revenue from operating leases of $11.7 million and $35.1 million for the three and nine months ended September 30, 2022, respectively. At September 30, 2023, the Company had $9.1 million of lease receivables with a majority due within 12 months.

Index
Note 11 - Goodwill and other intangible assets
The carrying amount of goodwill, which is related to the natural gas distribution and construction services segments, remained unchanged at $489.0 million at September 30, 2023 and 2022, and December 31, 2022. No impairments of goodwill have been recorded in these periods.

Other amortizable intangible assets were as follows:

	September 30, 2023	September 30, 2022	December 31, 2022
	(In thousands)
Customer relationships	$10,450	$10,450	$10,450
Less accumulated amortization	7,924	5,834	6,356
	2,526	4,616	4,094
Noncompete agreements	292	552	552
Less accumulated amortization	292	520	544
	—	32	8
Total	$2,526	$4,648	$4,102
Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2023, was $522,000 and $1.6 million, respectively. Amortization expense for amortizable intangible assets for the three and nine months ended September 30, 2022, was $565,000 and $1.7 million, respectively. Amortization expense for identifiable intangible assets as of September 30, 2023 is estimated to be as follows:

	Remainder of 2023	2024	2025	2026	2027	Thereafter
	(In thousands)
Amortization expense	$522	$1,888	$116	$—	$—	$—

Index
Note 12 - Regulatory assets and liabilities
The following table summarizes the individual components of unamortized regulatory assets and liabilities:

	Estimated Recovery or Refund Period as of September 30, 2023	*	September 30, 2023	September 30, 2022	December 31, 2022
			(In thousands)
Regulatory assets:
Current:
Natural gas costs recoverable through rate adjustments	Up to 1 year		$107,101	$112,079	$141,306
Electric fuel and purchased power deferral	Up to 1 year		17,775	2,328	2,656
Conservation programs	Up to 1 year		14,411	9,363	8,544
Cost recovery mechanisms	Up to 1 year		9,461	3,354	4,019
Other	Up to 1 year		20,500	21,036	8,567
			169,248	148,160	165,092
Noncurrent:
Pension and postretirement benefits	**		144,448	137,582	143,349
Cost recovery mechanisms	Up to 10 years		68,539	67,094	67,171
Natural gas costs recoverable through rate adjustments	Up to 2 years		64,914	462	—
Plant costs/asset retirement obligations	Over plant lives		43,520	61,941	44,462
Environmental compliance programs	-		36,605	—	—
Manufactured gas plant site remediation	-		24,577	25,963	26,624
Plant to be retired	-		19,947	24,740	21,525
Taxes recoverable from customers	Over plant lives		12,266	12,394	12,330
Long-term debt refinancing costs	Up to 37 years		2,747	3,335	3,188
Other	Up to 16 years		11,406	10,931	11,010
			428,969	344,442	329,659
Total regulatory assets			$598,217	$492,602	$494,751
Regulatory liabilities:
Current:
Natural gas costs refundable through rate adjustments	Up to 1 year		20,445	873	955
Electric fuel and purchased power deferral	Up to 1 year		—	3,763	4,929
Cost recovery mechanisms	Up to 1 year		5,754	2,674	1,977
Conservation programs	Up to 1 year		1,976	325	4,126
Taxes refundable to customers	Up to 1 year		1,513	4,264	3,937
Refundable fuel and electric costs	Up to 1 year		18	1,812	3,253
Other	Up to 1 year		15,307	4,888	7,263
			45,013	18,599	26,440
Noncurrent:
Plant removal and decommissioning costs	Over plant lives		220,499	174,481	208,650
Taxes refundable to customers	Over plant lives		194,804	205,517	203,222
Environmental compliance programs	-		36,126	—	—
Cost recovery mechanisms	Up to 19 years		20,012	12,535	14,025
Accumulated deferred investment tax credit	Up to 19 years		14,800	14,665	13,594
Pension and postretirement benefits	**		7,120	19,687	7,376
Other	Up to 15 years		1,751	6,327	1,587
			495,112	433,212	448,454
Total regulatory liabilities			$540,125	$451,811	$474,894
Net regulatory position			$58,092	$40,791	$19,857
*Estimated recovery or refund period for amounts currently being recovered or refunded in rates to customers.
**    Recovered as expense is incurred or cash contributions are made.

At September 30, 2023 and 2022, and December 31, 2022, approximately $211.8 million, $264.4 million and $242.5 million, respectively, of regulatory assets were not earning a rate of return; however, these regulatory assets are expected to be recovered from customers in future rates. These assets are largely comprised of the unfunded portion of pension and postretirement benefits, the estimated future cost of manufactured gas plant site remediation, accelerated depreciation on plant retirement, certain pipeline integrity costs and the costs associated with environmental compliance.

Index
The Company is subject to environmental compliance regulations in certain states which require natural gas distribution companies to reduce overall GHG emissions to certain thresholds as established by each applicable state. Compliance with these standards may be achieved through increased energy efficiency and conservation measures, purchased emission allowances and offsets, purchases of community climate investment credits and purchases of low carbon fuels. Emission allowances are allocated by the respective states to the Company at no cost, of which a portion is required to be sold at auction. The Company expects the compliance costs for these regulations and the revenues from the sale of the allocated emissions allowances will be passed through to customers in rates and has, accordingly, deferred the environmental compliance obligation as a regulatory asset and proceeds from the sale of allowances as a regulatory liability.
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
Environmental compliance obligations, which are based on GHG emissions, are measured at the carrying value of environmental allowances held plus the estimated value of additional allowances necessary to satisfy the compliance obligation. Environmental compliance obligations are included in noncurrent liabilities - other on the Consolidated Balance Sheets. At September 30, 2023, the Company accrued $36.6 million in compliance obligations.
The Company recognizes revenue from the sale of emissions allowances allocated under the environmental programs when the allowances are sold at auction. The revenues associated with the sale of these allowances are deferred as a component of the respective jurisdiction’s regulatory asset or liability for environmental compliance.
As environmental allowances are surrendered, the segment reduces the associated environmental compliance assets and liabilities from the Consolidated Balance Sheets. The expenses and revenues associated with the Company’s environmental allowances and obligations are deferred as regulatory assets and liabilities. For more information on the Company’s regulatory assets and liabilities, see Note 12.
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

Index
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of insurance contracts, to satisfy its obligations under its unfunded, nonqualified defined benefit and defined contribution plans for executive officers and certain key management employees, and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $62.7 million, $75.7 million and $78.0 million, at September 30, 2023 and 2022, and December 31, 2022, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized loss on these investments was $1.4 million for the three months ended and an unrealized gain of $3.5 million for the nine months ended September 30, 2023, respectively. The net unrealized loss on these investments was $1.3 million and $12.4 million for the three and nine months ended September 30, 2022, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Income.

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

September 30, 2023	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,386	$—	$750	$7,636
U.S. Treasury securities	3,307	11	23	3,295
Total	$11,693	$11	$773	$10,931

September 30, 2022	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,486	$—	$783	$7,703
U.S. Treasury securities	2,468	—	82	2,386
Total	$10,954	$—	$865	$10,089

December 31, 2022	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,928	$2	$636	$8,294
U.S. Treasury securities	2,608	—	72	2,536
Total	$11,536	$2	$708	$10,830

Index

On May 31, 2023, the Company completed the Knife River separation and retained approximately 10 percent, or 5.7 million shares of Knife River common stock immediately following the separation. The Company did not retain a controlling interest in Knife River and therefore the fair value of its retained shares and subsequent fair value changes are included in assets of and results from continuing operations, respectively. At September 30, 2023, the fair value of the Company’s investment in Knife River common stock of $276.2 million was reflected in Investment in Knife River on the Consolidated Balance Sheets and was remeasured at fair value based on Knife River’s closing stock price on September 30, 2023, with an unrealized gain of $30.2 million and $170.2 million for the three and nine months ended September, 30, 2023, respectively, which is recorded in Unrealized gain on investment in Knife River on the Consolidated Statements of Income.

The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at September 30, 2023, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2023
	(In thousands)
Assets:
Investment in Knife River	276,213	$—	$—	$276,213
Money market funds	—	25,818	—	25,818
Insurance contracts*	—	62,736	—	62,736
Available-for-sale securities:
Mortgage-backed securities	—	7,637	—	7,637
U.S. Treasury securities	—	3,295	—	3,295
Total assets measured at fair value	$276,213	$99,486	$—	$375,699
*    The insurance contracts invest approximately 50 percent in fixed-income investments, 19 percent in common stock of large-cap companies, 10 percent in target date investments, 10 percent in common stock of mid-cap companies, 6 percent in common stock of small-cap companies, 3 percent in cash equivalents, 1 percent in international investments, and 1 percent in high-yield investments.

	Fair Value Measurements at September 30, 2022, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2022
	(In thousands)
Assets:
Money market funds	$—	$4,878	$—	$4,878
Insurance contracts*	—	75,723	—	75,723
Available-for-sale securities:
Mortgage-backed securities	—	7,703	—	7,703
U.S. Treasury securities	—	2,386	—	2,386
Total assets measured at fair value	$—	$90,690	$—	$90,690
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
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	September 30, 2023	September 30, 2022	December 31, 2022
	(In thousands)
Carrying amount	$2,341,147	$2,278,730	$2,365,667
Fair value	$1,960,926	$1,989,362	$2,053,396
The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 15 - Debt
Due to the Knife River separation, Centennial repaid all of its outstanding debt in the second quarter of 2023, which was funded by the Knife River repayment and the Company entering into various new debt instruments. Refer to Note 3 for additional information related to the repayment of debt associated with the Knife River separation.

Certain debt instruments of the Company and its subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the debt agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at September 30, 2023. In the event the Company or its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.

Index
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
On May 31, 2023, the Company entered into a $150.0 million revolving credit agreement with a SOFR-based variable interest rate and a maturity date of May 29, 2024. At September 30, 2023, the amount outstanding was $111.4 million. The agreement contains customary covenants and provisions, including a covenant of the Company not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.
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

Index
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at September 30, 2023	September 30, 2023	September 30, 2022	December 31, 2022
		(In thousands)
Senior Notes due on dates ranging from July 15, 2024 to June 15, 2062	4.33%	$1,757,000	$1,847,000	$1,848,500
Term Loan Agreements due on dates ranging from May 31, 2025 to September 3, 2032	6.52%	381,300	7,000	7,000
Commercial paper supported by revolving credit agreement	5.80%	97,700	268,272	349,050
Medium-Term Notes due on dates ranging from September 15, 2027 to March 16, 2029	7.32%	35,000	35,000	35,000
Credit agreements due on dates ranging from October 13, 2027 to November 30, 2027	8.50%	38,900	125,580	130,000
Other notes due on dates ranging from January 1, 2024 to November 30, 2038	8.41%	37,884	1,617	1,614
Less unamortized debt issuance costs		6,637	5,295	5,211
Less discount		—	444	286
Total long-term debt		2,341,147	2,278,730	2,365,667
Less current maturities		61,319	86,319	47,819
Net long-term debt		$2,279,828	$2,192,411	$2,317,848
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs and discount, at September 30, 2023, were as follows:

	Remainder of 2023	2024	2025	2026	2027	Thereafter
	(In thousands)
Long-term debt maturities	$619	$158,400	$532,700	$140,700	$59,600	$1,455,765
Note 16 - Income taxes
During the three and nine months ended September 30, 2023, Income before income taxes was $91.5 million and $402.0 million respectively, while income tax expense was $13.3 million and $92.3 million, respectively. The effective tax rate was 14.6 percent and 23.0 percent for the three and nine months ended September 30, 2023, respectively. The effective tax rate for the current three and nine month periods differed from the 2023 statutory rate of 24.8 percent primarily due to tax credits and other permanent tax benefits, partially offset by tax expense recorded related to basis differences in the Company's retained Knife River shares.
During the three and nine months ended September 30, 2022, Income before income taxes was $46.6 million and $175.2 million respectively, and income tax expense was $4.2 million and $28.4 million, respectively. The effective tax rate was 9.0 percent and 16.2 percent for the three and nine months ended September 30, 2022, respectively. The effective tax rate differed from the 2022 statutory rate of 24.8 percent due to tax credits and other permanent tax benefits.

Index
Note 17 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Nine Months Ended
	September 30,
	2023	2022
	(In thousands)
Interest, net*	$84,352	$55,954
Income taxes paid (refunded), net**	$40,290	$(5,499)
*AFUDC - borrowed was $7.4 million and $2.4 million for the nine months ended September 30, 2023 and 2022, respectively.
**Income taxes paid, including discontinued operations, were $39.4 million and $17.7 million for the nine months ended September 30, 2023 and 2022, respectively.

Noncash investing and financing transactions were as follows:

	September 30, 2023	September 30, 2022	December 31, 2022
	(In thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$36,307	$30,641	$39,158
Property, plant and equipment additions in accounts payable	$37,598	$39,393	$35,637
Restricted Cash
Restricted cash represents deposits held by the Company’s captive insurance company that is required by state insurance regulations to remain in the captive insurance company as cash. The Company had restricted cash of $24.7 million, $33.8 million and $35.6 million at September 30, 2023 and 2022 and December 31, 2022, respectively.
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
Discontinued operations includes Knife River's operations, strategic initiative costs and interest on debt facilities repaid in connection with the Knife River separation. For the comparative periods below, Knife River's operations are only reflected through May 2023, whereas 2022 includes the full three and nine months from Knife River's operations. Discontinued operations also includes the supporting activities of Fidelity other than certain general and administrative costs and interest expense as described above.

Index
The information below follows the same accounting policies as described in Note 2 of the Notes to Consolidated Financial Statements in the 2022 Annual Report. Information on the Company's segments was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
External operating revenues:
Regulated operations:
Electric	$108,089	$99,283	$294,775	$278,518
Natural gas distribution	134,896	132,145	919,487	793,142
Pipeline	36,549	32,346	79,697	69,347
	279,534	263,774	1,293,959	1,141,007
Non-regulated operations:
Pipeline	3,855	3,712	9,389	7,650
Construction services	717,406	735,001	2,218,672	1,970,694
Other	—	—	—	—
	721,261	738,713	2,228,061	1,978,344
Total external operating revenues	$1,000,795	$1,002,487	$3,522,020	$3,119,351

Intersegment operating revenues:
Regulated operations:
Electric	$27	$34	$82	$102
Natural gas distribution	69	69	208	206
Pipeline	3,666	3,508	37,624	36,845
	3,762	3,611	37,914	37,153
Non-regulated operations:
Pipeline	35	73	265	464
Construction services	—	2,037	—	4,391
Other	1,689	1,472	6,412	4,368
	1,724	3,582	6,677	9,223
Total intersegment operating revenues	$5,486	$7,193	$44,591	$46,376

Operating income (loss):
Electric	$28,718	$30,395	$71,372	$53,764
Natural gas distribution	(15,258)	(16,688)	45,674	38,929
Pipeline	17,767	14,963	44,693	39,448
Construction services	50,091	34,949	139,619	110,588
Other	3,286	(2,617)	(16,201)	(11,726)
Total operating income	$84,604	$61,002	$285,157	$231,003

Income (loss) from continuing operations:
Regulated operations:
Electric	$20,942	$21,596	$53,887	$37,476
Natural gas distribution	(17,764)	(18,058)	18,007	10,758
Pipeline	11,450	9,381	29,029	25,015
	14,628	12,919	100,923	73,249
Non-regulated operations:
Pipeline	508	779	337	(179)
Construction services	35,975	29,248	105,951	86,596
Other	27,107	(577)	102,515	(12,769)
	63,590	29,450	208,803	73,648
Income from continuing operations	78,218	42,369	309,726	146,897
Discontinued operations, net of tax	(3,289)	105,602	(65,752)	103,504
Net income	$74,929	$147,971	$243,974	$250,401

Index
A reconciliation of reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Operating revenues reconciliation:
Total reportable segment operating revenues	$1,004,592	$1,008,208	$3,560,199	$3,161,359
Other revenue	1,689	1,472	6,412	4,368
Elimination of intersegment operating revenues	(5,486)	(7,193)	(44,591)	(46,376)
Total consolidated operating revenues	$1,000,795	$1,002,487	$3,522,020	$3,119,351
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
Components of net periodic benefit credit for the Company's pension benefit plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Components of net periodic benefit credit:
Interest cost	$3,380	$2,349	$10,140	$7,047
Expected return on assets	(4,299)	(4,370)	(12,897)	(13,112)
Amortization of net actuarial loss	773	1,456	2,319	4,370
Net periodic benefit credit	$(146)	$(565)	$(438)	$(1,695)
Components of net periodic benefit credit for the Company's other postretirement benefit plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Components of net periodic benefit credit:
Service cost	$131	$223	$405	$669
Interest cost	489	346	1,467	1,038
Expected return on assets	(1,334)	(1,319)	(4,026)	(3,957)
Amortization of prior service credit	(330)	(330)	(989)	(989)
Amortization of net actuarial gain	(96)	(142)	(408)	(425)
Net periodic benefit credit, including amount capitalized	(1,140)	(1,222)	(3,551)	(3,664)
Less amount capitalized	23	47	76	131
Net periodic benefit credit	$(1,163)	$(1,269)	$(3,627)	$(3,795)

The components of net periodic benefit credit, other than the service cost component, are included in other income on the Consolidated Statements of Income. The service cost component is included in operation and maintenance expense on the Consolidated Statements of Income.
Nonqualified defined benefit plans
In addition to the qualified defined benefit pension plans reflected in the table at the beginning of this note, the Company also has unfunded, nonqualified defined benefit plans for executive officers and certain key management employees. The Company's net periodic benefit cost for these plans was $759,000 and $648,000 for the three months ended September 30, 2023 and 2022, respectively, and $2.3 million and $1.9 million for the nine months ended September 30, 2023 and 2022 respectively. The components of net periodic benefit cost for these plans are included in other income on the Consolidated Statements of Income.

Index
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
MTPSC
On November 4, 2022, Montana-Dakota filed an application with the MTPSC for an electric general rate increase of approximately $10.5 million annually or 15.2 percent above current rates, which was revised on March 15, 2023, to $11.5 million annually or 17.0 percent above current rates to reflect the loss of a large industrial customer. The requested increase is primarily to recover investments made since the last rate case, including Heskett Unit 4, increases in operation and maintenance expenses, and increases in property taxes. On January 24, 2023, the MTPSC approved Montana-Dakota's request for an interim increase of approximately $1.7 million or 2.7 percent above current rates, subject to refund, effective February 1, 2023. On June 12, 2023, an all-party settlement agreement was filed reflecting an annual revenue increase of $6.1 million or 9.1 percent overall. The reduction from the original filing includes a return on equity of 9.65 percent and removal of Heskett Unit 4 due to not being in service until the second half of 2023. The MTPSC issued a final order approving the settlement on September 21, 2023, with rates effective October 1, 2023.
NDPSC
On July 14, 2023, Montana-Dakota filed an application with the NDPSC to request an update to its transmission cost adjustment rider requesting to recover revenues of $2.2 million, which includes a true-up of a prior period adjustment, resulting in a decrease of $10.7 million from current rates. The request is to recover transmission-related expenses and the revenue requirement for transmission facilities not currently recovered through electric service rates. The request also reflects the inclusion of the proposed net benefit of a large customer now taking service under Rate 45, as discussed in Part I, Item 2, which accounted for approximately $7.6 million of the decrease. A revised filing was submitted on August 25, 2023, reducing the request to $1.3 million. The NDPSC approved the transmission cost adjustment on September 27, 2023, with rates effective November 1, 2023.
On November 1, 2023, Montana-Dakota filed a request with the NDPSC for a natural gas general rate increase of approximately $11.6 million annually or 7.5 percent above current rates. The requested increase is primarily to recover investments in system upgrades and pipeline replacement projects enhancing the reliability, safety and integrity of the natural gas system, as well as increased costs to operate and maintain that system. The filing also includes a request for interim revenue of $10.1 million, subject to refund, to be effective early January 2024. The NDPSC has up to seven months to issue a final decision on this general rate increase request. This matter is pending before the NDPSC.
Montana-Dakota has a renewable resource cost adjustment rate tariff that allows for annual adjustments for recent projected capital costs and related expenses for projects determined to be recoverable under the tariff. On October 31, 2023, Montana-Dakota filed an annual update to its renewable resource cost adjustment requesting to recover a revenue requirement of approximately $21.0 million annually. The update reflects an increase of approximately $5.7 million from the revenues currently included in rates. The request proposes the rates be effective for service rendered on and after February 1, 2024. This matter is pending before the NDPSC.

Index
SDPUC
On August 15, 2023, Montana-Dakota filed a request with the SDPUC for an electric general rate increase of approximately $3.0 million annually or 17.3 percent above current rates. The requested increase is primarily to recover investments in production, transmission and distribution facilities and the associated depreciation, operation and maintenance expenses and taxes associated with the increased investment. The SDPUC has up to six months to issue a decision on this request. This matter is pending before the SDPUC.

On August 15, 2023, Montana-Dakota filed a request with the SDPUC for a natural gas general rate increase of approximately $7.4 million annually or 11.2 percent above current rates. The requested increase is primarily to recover investments and the associated depreciation, operation and maintenance expenses and taxes associated with the increased investment. The SDPUC has up to six months to issue a decision on this request. This matter is pending before the SDPUC.
WUTC
On June 1, 2023, Cascade filed its annual pipeline cost recovery mechanism requesting an increase in annual revenue of approximately $3.1 million or 0.9 percent, which was revised on October 13, 2023, to $2.4 million or 0.7 percent. The filing was effective November 1, 2023.
FERC
On January 27, 2023, WBI Energy Transmission filed a general rate case with the FERC for increases in its transportation and storage services rates that also included a Greenhouse Gas Cost Recovery Mechanism for anticipated future costs. In August 2023, the Company reached a rate case settlement agreement with its customers and FERC staff and the agreed-upon rates were placed into effect as of August 1, 2023. The settlement agreement did not include a Greenhouse Gas Cost Recovery Mechanism. On October 17, 2023, the Administrative Law Judge certified the Company's rate case settlement agreement to the FERC for final approval.
On August 31, 2023, Montana-Dakota filed an update to its transmission formula rate under the MISO tariff for its multi-value project and network upgrade changes for $15.2 million to be effective January 1, 2024.
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
At September 30, 2023 and 2022, and December 31, 2022, the Company accrued contingent liabilities, which have not been discounted, of $21.0 million, $33.5 million and $31.9 million, respectively. At September 30, 2023 and 2022, and December 31, 2022, the Company also recorded corresponding insurance receivables of $98,000, $11.9 million and $10.0 million, respectively, and regulatory assets of $20.1 million, $20.5 million and $20.9 million, respectively, related to the accrued liabilities. The accruals are for contingencies resulting from litigation and environmental matters. This includes amounts that have been accrued for matters discussed in Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
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

Index
Guarantees
Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, insurance deductibles and loss limits, and certain other guarantees. At September 30, 2023, the fixed maximum amounts guaranteed under these agreements aggregate $330.8 million. Certain of the guarantees also have no fixed maximum amounts specified. At September 30, 2023, the amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate to $9.5 million in 2023; $67.4 million in 2024; $251.1 million in 2025; $1.5 million in 2026; $1.0 million in 2027; and $300,000 thereafter. There were no amounts outstanding under the previously mentioned guarantees at September 30, 2023. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.
Certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At September 30, 2023, the fixed maximum amounts guaranteed under these letters of credit aggregated $11.1 million, with the scheduled expiration of the maximum amounts guaranteed under these letters aggregate $8.9 million in 2023 and $2.2 million in 2024. There were no amounts outstanding under the previously mentioned letters of credit at September 30, 2023. In the event of default under these letter of credit obligations, the subsidiary guaranteeing the letter of credit would be obligated for reimbursement of payments made under the letter of credit.
In addition, Centennial and MDU Construction Services have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial or MDU Construction Services would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company were reflected on the Consolidated Balance Sheet at September 30, 2023.
In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. At September 30, 2023, approximately $330.8 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
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
At September 30, 2023, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $28.1 million.

Index
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company is Building a Strong America® by providing essential infrastructure and services. The Company and its employees work hard to keep the economy of America moving with the products and services provided, which include powering, heating and connecting homes, factories, offices and stores; and constructing and maintaining electrical and communication wiring and infrastructure. The Company is authorized to conduct business in nearly every state in the United States. The Company's organic investments are strong drivers of high-quality earnings and continue to be an important part of the Company's growth. Management believes the Company is well positioned in the industries and markets in which it operates.
On August 17, 2023, David L. Goodin, president and CEO of the Company announced that he intends to retire on January 5, 2024, after a 40-year career with the Company. The board of directors unanimously selected Nicole A. Kivisto, currently president and CEO of the Company's electric and natural gas utility companies, to succeed Mr. Goodin as the Company's president and CEO effective January 6, 2024. Ms. Kivisto will become a member of the board of directors at the same time.
Strategic Initiatives The Company announced strategic initiatives in 2022 as part of the Company's continuous review of its business. The Company incurred costs in connection with the announced strategic initiatives in 2022 and 2023, as noted in the Business Segment Financial and Operating Data section, and expects to continue to incur these costs until the initiatives are completed.
On May 31, 2023, the Company completed the separation of Knife River, formerly the construction materials and contracting segment, which resulted in two independent, publicly traded companies, MDU Resources Group, Inc. and Knife River. The Company's board of directors approved the distribution of approximately 90 percent of the issued and outstanding shares of Knife River to the Company's stockholders. Stockholders of the Company received one share of Knife River common stock for every four shares of the Company's common stock held on May 22, 2023, the record date for the distribution. The Company retained approximately 10 percent or 5.7 million shares of Knife River common stock immediately following the separation with the intent to dispose of such shares within twelve months after the separation. The separation of Knife River was a tax-free spinoff transaction to the Company’s stockholders for U.S. federal income tax purposes. More information on the separation and distribution can be found within Knife River's Form 10, which is not incorporated by reference herein.
On November 2, 2023, the Company announced its intent to pursue a tax-free spinoff of its wholly owned construction services business, MDU Construction Services. The Company's board of directors believes a tax-free spinoff of the construction services business supports the Company's goal of enhancing value for stockholders by becoming a pure-play regulated energy delivery company. For more information on the strategic initiatives, see Part II, Item IA. Risk Factors in this quarterly report, Part 1, Item 1A. Risk Factors in the 2022 Annual Report and subsequent filings with the SEC.
Based on the Company's anticipated future state as a pure-play regulated energy delivery business, the board established a long-term dividend payout ratio target of 60% to 70% of regulated energy delivery earnings. The Company has an 85-year history of uninterrupted dividend payments to stockholders and remains committed to paying a competitive dividend as the Company transitions to being a pure-play regulated company.
Market Trends The Company continues to manage the inflationary pressures experienced throughout the United States, including the impact that inflation, rising interest rates, commodity price volatility and supply chain disruptions may have on its business and customers and proactively looks for ways to lessen the impact to its business. Rising interest rates have resulted in and will likely continue to result in higher borrowing costs on new debt, resulting in impacts to the Company's asset valuations and negatively impacting the purchasing power of its customers. The Company has continued to evaluate its businesses and has increased pricing for its products and services where possible. The ability to raise selling prices to cover higher costs due to inflation are subject to regulatory approval, customer demand, industry competition and the availability of materials, among other things.
For more information on possible impacts of these trends to the Company's businesses, see the Outlook for each segment below and Part I, Item 1A. Risk Factors in the 2022 Annual Report.
Forward-Looking Statements
The following sections contain forward-looking statements within the meaning of Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions, and include statements concerning plans, trends, objectives, goals, strategies, future events, including the long-term dividend payout ratio target, the pursuit of a tax-advantaged separation of its construction services business and proposed structure of a pure-play regulated energy delivery company, future events or performance, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within Business Segment Financial and Operating Data.

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
Consolidated Earnings Overview
The following table summarizes the contribution to the consolidated income by each of the Company's business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In millions, except per share amounts)
Electric	$20.9	$21.6	$53.9	$37.5
Natural gas distribution	(17.7)	(18.1)	18.0	10.8
Pipeline	11.9	10.2	29.4	24.8
Construction services	36.0	29.2	106.0	86.6
Other	27.1	(.5)	102.4	(12.8)
Income from continuing operations	78.2	42.4	309.7	146.9
Discontinued operations, net of tax	(3.3)	105.6	(65.7)	103.5
Net income	$74.9	$148.0	$244.0	$250.4
Earnings per share - basic:
Income from continuing operations	$.38	$.21	$1.52	$.72
Discontinued operations, net of tax	(.01)	.52	(.32)	.51
Earnings per share - basic	$.37	$.73	$1.20	$1.23
Earnings per share - diluted:
Income from continuing operations	$.38	$.21	$1.52	$.72
Discontinued operations, net of tax	(.01)	.52	(.32)	.51
Earnings per share - diluted	$.37	$.73	$1.20	$1.23
Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022 The Company's consolidated earnings decreased $73.1 million. The Company benefited from increased earnings from most businesses, but was negatively impacted by a decrease in income from discontinued operations.
•Earnings at the electric business were negatively impacted by lower residential volumes due to cooler weather and higher operation and maintenance expense, primarily payroll-related costs. The decrease in earnings was partially offset by higher retail sales revenue due to rate relief in North Dakota and Montana, an electric service agreement to provide power to a data center near Ellendale, North Dakota, and higher transmission revenue.
•The natural gas distribution business reported a lower seasonal loss benefiting from increased revenues during the period due to higher retail revenue, primarily the result of short-term debt interest recovery in Idaho and rate relief in Idaho and Washington; partially offset by higher operation and maintenance expense due to payroll-related costs. The business also experienced a 9.3 percent decrease in retail sales volumes to all customer classes due to seasonal weather patterns, which was partially offset by weather normalization and decoupling mechanisms.
•The earnings increase at the pipeline business was driven by higher transportation revenue, primarily a result of increased contracted volume commitments from the North Bakken Expansion project, higher storage-related revenue and new transportation and storage service rates effective August 1, 2023. The business also benefited from higher allowance for funds used during construction on the Company's organic growth projects. The increase was offset in part by higher operation and maintenance expense primarily due to payroll-related costs and higher interest expense as a result of higher interest rates and higher debt balances.

Index
•The construction services business experienced record third quarter earnings primarily as a result of higher gross profit on electrical and mechanical projects. The increase in gross profit was driven by commercial, renewable, and institutional market projects, largely a result of efficiency on certain projects from labor and materials and project mix. The construction services business also benefited from higher transmission and distribution workloads and gross profit in the utility market. Earnings were partially offset by higher selling, general and administrative costs and increased interest expense.
•The Company benefited from an unrealized gain, reflected in Other, on the Company's retained interest in Knife River shares of $22.8 million, net of tax, and lower operating and maintenance expense from lower claims experience at the captive insurer; partially offset by costs incurred in connection with announced strategic initiatives.
•The decrease in earnings from discontinued operations was due to the Knife River separation. For the comparative periods, Knife River's operations are only reflected through May 2023, whereas 2022 includes a full quarter impact from Knife River's operations.
Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022 The Company's consolidated earnings decreased $6.4 million. The Company benefited from increased earnings from all businesses, but was negatively impacted by a decrease in income from discontinued operations.
•Earnings at the electric business were positively impacted by higher retail revenue due to rate relief in North Dakota and Montana and higher data center revenue, including transmission. Also contributing to the increase was lower operation and maintenance expense.
•Earnings were higher at the natural gas distribution business due to approved rate relief in Washington and Idaho and higher basic service charges, short-term debt interest recovery in Idaho and higher transportation revenue. Earnings were partially offset by higher operation and maintenance expense, primarily attributable to payroll-related costs.
•Earnings at the pipeline business increased largely from increased transportation volumes associated with increased contracted volume commitments from the North Bakken Expansion project, higher storage-related revenues, and new transportation and storage service rates effective August 1, 2023. The pipeline business also benefited from higher non-regulated projects revenue. These increases were offset in part by higher operation and maintenance expense, largely increased payroll-related costs, higher non-regulated project costs and legal costs associated with the pipeline business's rate case filed with the FERC earlier this year.
•The construction services business saw increased earnings primarily from higher electrical and mechanical workloads in the commercial, industrial and institutional markets. Gross profit on electrical and mechanical projects increased in the commercial, industrial, institutional, and renewables markets, largely attributable to efficiencies on certain projects and project mix. The construction services business also benefited from higher transmission and distribution workloads and gross profit in the utility market. Earnings were partially offset by higher selling, general and administrative costs, including payroll-related costs and reserve for uncollectible accounts on certain projects, increased office expense and expenses associated with professional services.
•All of the Company's businesses were impacted by higher returns on nonqualified benefit plans, offset in part by increased interest expense as a result of higher average interest rates.
•The Company benefited from an unrealized gain, reflected in Other, on the Company's retained interest in Knife River of $113.6 million, net of tax, and lower claims experience at the captive insurer; partially offset by higher costs incurred in connection with announced strategic initiatives.
•The decrease in earnings from discontinued operations was due to the Knife River separation. For the comparative periods, Knife River's operations are only reflected through May 2023, whereas 2022 includes a full nine month impact from Knife River's operations. Also contributing to the earnings decrease was 2023 separation related costs of $47.1 million, net of tax.
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
In December 2022 and January 2023, natural gas prices significantly increased across the Pacific Northwest from multiple price-pressuring events including wide-spread below-normal temperatures and higher natural gas consumption; reduced natural gas flows due to pipeline constraints, including maintenance in West Texas; and historically low regional natural gas storage levels. Natural gas prices had stabilized by March 2023. The higher natural gas prices in December 2022 and January 2023 impacted both Intermountain and Cascade, both of which borrowed short-term debt of $125.0 million and $150.0 million, respectively, in January 2023 to finance the increased natural gas costs. To assist in the recovery of the higher natural gas costs, Intermountain filed an out-of-cycle purchased gas adjustment with the IPUC that was effective February 1, 2023 and is collecting interest costs associated with short-term borrowing with rates effective October 1, 2023. Cascade filed its annual update to its purchased gas adjustment with the WUTC requesting recovery of these increased gas costs for a period of two years rather than the normal one year period with rates effective November 1, 2023. As of September 2023, Intermountain has repaid $80.0 million of the $125.0 million short-term debt.

Index
In late summer and fall of 2023, fuel and purchased power prices increased across Montana-Dakota's integrated system. This was caused by transmission congestion in northwest North Dakota due to delays in additional Southwest Power Pool transmission line build-out, as well as additional load growth in the Bakken region. Fuel and purchased power prices have remained elevated through October. To assist in the recovery of the higher fuel and purchased power costs, Montana-Dakota filed a waiver request with the NDPSC, which was approved on October 24, 2023, deferring the increased costs to the annual fuel clause adjustment. Montana-Dakota also has a similar waiver request pending with the SDPUC, which was filed on October 23, 2023, and anticipates filing a waiver request with the MTPSC.
The Company continues to proactively monitor and work with its manufacturers to reduce the effects of increased pricing and lead times on delivery of certain raw materials and equipment used in electric generation, transmission and distribution system and natural gas pipeline projects. Long lead times are attributable to increased demand for steel products from pipeline companies as they continue pipeline system safety and integrity replacement projects driven by PHMSA regulations, as well as delays in the manufacturing and shipping of electrical equipment as well as increased demand for electrical equipment due to regulatory activity and grid expansion. The Company has been able to minimize the effects by working closely with suppliers or obtaining additional suppliers, as well as modifying project plans to accommodate extended lead times and increased costs. The Company expects these delays and inflationary pressures to continue.
The ability to grow through acquisitions is subject to significant competition and acquisition premiums. In addition, the ability of the segments to grow their service territory and customer base is affected by regulatory constraints, the economic environment of the markets served, population changes and competition from other energy providers and fuels. The construction of new electric generating facilities, transmission lines and other service facilities is subject to increasing costs and lead times, extensive permitting procedures, and federal and state legislative and regulatory initiatives, which may necessitate increases in electric energy prices. As the industry continues to expand the use of renewable energy sources, the need for additional transmission infrastructure is growing. As part of MISO's long range transmission plan, in August 2022, the Company announced its intent to develop, construct and co-own an approximately 85 mile 345-kV transmission line with Otter Tail Power Company in central North Dakota. On October 6, 2023, the FERC issued an order approving the Company's request for CWIP Incentive Rate and Abandoned Plant Incentive treatment on this project.
Earnings overview - The following information summarizes the performance of the electric segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	Variance	2023	2022	Variance
	(In millions)
Operating revenues	$108.1	$99.3	9%	$294.8	$278.6	6%
Operating expenses:
Electric fuel and purchased power	29.0	20.1	44%	73.8	68.3	8%
Operation and maintenance	30.1	28.7	5%	88.5	91.0	(3)%
Depreciation, depletion and amortization	16.0	15.7	2%	47.8	52.0	(8)%
Taxes, other than income	4.3	4.4	(2)%	13.3	13.5	(1)%
Total operating expenses	79.4	68.9	15%	223.4	224.8	(1)%
Operating income	28.7	30.4	(6)%	71.4	53.8	33%
Other income (expense)	1.3	.5	160%	3.4	(0.8)	525%
Interest expense	7.0	7.0	—%	20.5	21.0	(2)%
Income before income taxes	23.0	23.9	(4)%	54.3	32.0	70%
Income tax (benefit) expense	2.1	2.3	(9)%	0.4	(5.5)	107%
Net income	$20.9	$21.6	(3)%	$53.9	$37.5	44%

Index

Operating statistics	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues (millions)
Retail sales:
Residential	$33.6	$36.6	$100.0	$100.6
Commercial	47.1	38.4	118.1	105.3
Industrial	10.5	10.8	31.0	31.3
Other	1.8	2.0	5.1	5.4
	93.0	87.8	254.2	242.6
Other	15.1	11.5	40.6	36.0
	$108.1	$99.3	$294.8	$278.6
Volumes (million kWh)
Retail sales:
Residential	275.5	304.9	899.3	906.7
Commercial	692.1	358.3	1,619.9	1,051.7
Industrial	143.5	143.7	435.7	431.7
Other	20.6	21.6	61.5	61.7
	1,131.7	828.5	3,016.4	2,451.8
Average cost of electric fuel and purchased power per kWh	$.024	$.022	$.023	$.026
Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022 Electric earnings decreased $700,000 as a result of:
•Revenue increased $8.8 million.
◦Largely due to:
▪Higher fuel and purchased power costs of $8.9 million recovered in customer rates and offset in expense, as described below.
▪Higher data center revenue of $1.3 million, including net transmission.
▪Rate relief of $1.0 million in North Dakota and Montana.
▪Higher transmission interconnect upgrades of $600,000.
◦Partially offset by:
▪Lower retail sales volumes of $1.9 million, driven primarily by lower residential volumes, largely due to cooler weather, partially offset by higher commercial volumes. There was a 36.6 percent increase in volumes, which includes the data center as further discussed in the outlook section.
▪Lower renewable tracker revenues of $600,000 associated with higher production tax credits offset in expense, as described below.
•Electric fuel and purchased power increased $8.9 million, largely the result of higher retail sales volumes and higher commodity costs, including recovery of fuel clause adjustments.
•Operation and maintenance increased $1.4 million, primarily the result of payroll-related costs.
•Depreciation, depletion and amortization increased $300,000, largely due to increased property, plant and equipment balances, as a result of transmission projects placed in service to improve reliability and update aging infrastructure.
•Taxes, other than income were comparable to the same period in the prior year.
•Other income (expense) increased $800,000, the result of higher interest income of $500,000, largely related to contributions in aid of construction and higher returns on the Company's nonqualified benefit plan investments of $200,000, as discussed in Note 14.
•Interest expense was comparable to the same period in the prior year. Higher AFUDC debt, largely due to higher rates, was largely offset by higher average interest rates.
•Income tax expense decreased $200,000, largely due to higher production tax credits and lower income before income taxes, partially offset by lower excess deferred income tax amortizations.

Index
Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022 Electric earnings increased $16.4 million as a result of:
•Revenue increased $16.2 million.
◦Largely due to:
▪Rate relief of $6.2 million in North Dakota and Montana.
▪Higher fuel and purchased power costs of $5.5 million recovered in customer rates and offset in expense, as described below.
▪Higher data center revenue of $2.0 million, including net transmission.
▪Higher transmission interconnect upgrades of $1.6 million.
▪Higher renewable tracker revenues of $1.0 million associated with lower production tax credits offset in expense, as described below.
▪Higher retail sales volumes of 23.0 percent attributable to commercial customers, which include the data center as further discussed in the outlook section, largely offset by lower residential customers due to cooler weather in the third quarter of 2023.
•Electric fuel and purchased power increased $5.5 million, largely the result of higher commodity prices and higher retail sales volumes, partially offset by fuel clause adjustments.
•Operation and maintenance decreased $2.5 million.
◦Largely the result of:
▪Decreased contract services primarily due to the absence of prior year planned outage costs at Coyote Station of $1.7 million and lower transmission expense, partially offset by increased costs at the Company's other electric generating stations.
▪Lower materials expense of $400,000, partially due to the closure of Units 1 and 2 at Heskett Station.
•Depreciation, depletion and amortization decreased $4.2 million.
◦Primarily due to decreased amortization of plant retirement and closure costs of $5.2 million resulting from an extension to the recovery period for these costs, which are recovered in operating revenues, as discussed in Note 12.
◦Partially offset by increased depreciation of $900,000 associated with higher property, plant and equipment balances, the result of transmission projects placed in service to improve reliability and update aging infrastructure.
•Taxes, other than income were comparable to the same period in the prior year.
•Other income (expense) increased $4.2 million, primarily resulting from higher returns on the Company's nonqualified benefit plan investments of $4.3 million, as discussed in Note 14, and higher interest income of $800,000, largely related to contributions in aid of construction, offset in part by lower AFUDC equity due to higher average short-term debt balance.
•Interest expense decreased $500,000 as a result of higher AFUDC debt, largely due to higher rates, partially offset by higher average interest rates.
•Income tax expense increased $5.9 million, largely due to higher income before income taxes and lower production tax credits driven by lower wind production.
Earnings overview - The following information summarizes the performance of the natural gas distribution segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	Variance	2023	2022	Variance
	(In millions)
Operating revenues	$135.0	$132.2	2%	$919.7	$793.3	16%
Operating expenses:
Purchased natural gas sold	59.6	65.3	(9)%	580.3	481.3	21%
Operation and maintenance	55.5	49.5	12%	165.3	154.4	7%
Depreciation, depletion and amortization	23.9	22.7	5%	70.6	67.4	5%
Taxes, other than income	11.3	11.4	(1)%	57.8	51.3	13%
Total operating expenses	150.3	148.9	1%	874.0	754.4	16%
Operating income (loss)	(15.3)	(16.7)	8%	45.7	38.9	17%
Other income	4.7	1.4	236%	14.5	.3	NM
Interest expense	14.4	10.7	35%	42.2	29.8	42%
Income (loss) before income taxes	(25.0)	(26.0)	4%	18.0	9.4	91%
Income tax (benefit) expense	(7.3)	(7.9)	(8)%	—	(1.4)	(100)%
Net income (loss)	$(17.7)	$(18.1)	2%	$18.0	$10.8	67%
NM - not meaningful

Index

Operating statistics	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues (millions)
Retail sales:
Residential	$69.5	$64.9	$516.2	$438.5
Commercial	41.0	44.5	314.6	278.3
Industrial	7.2	7.2	33.1	29.2
	117.7	116.6	863.9	746.0
Transportation and other	17.3	15.6	55.8	47.3
	$135.0	$132.2	$919.7	$793.3
Volumes (MMdk)
Retail sales:
Residential	4.0	4.5	46.5	47.3
Commercial	3.8	4.2	32.5	32.9
Industrial	.9	.9	3.8	3.9
	8.7	9.6	82.8	84.1
Transportation sales:
Commercial	.3	.3	1.4	1.4
Industrial	50.1	42.1	135.9	118.0
	50.4	42.4	137.3	119.4
Total throughput	59.1	52.0	220.1	203.5
Average cost of natural gas per dk	$6.85	$6.82	$7.01	$5.72
Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022 Natural gas distribution reported a decreased seasonal loss of $400,000 as a result of:
•Revenue increased $2.8 million.
◦Largely due to:
▪Approved rate recovery of short-term debt interest expense related to increased gas costs in Idaho of $3.2 million.
▪Rate relief of $3.0 million in Idaho and Washington.
▪Higher transportation revenue of $1.1 million due to 19.0 percent higher volumes, largely higher electric generation.
▪Increased revenue-based taxes recovered in rates of $900,000 that were offset in expense, as described below.
▪Higher basic service charges of $300,000.
◦Partially offset by:
▪Lower purchased natural gas sold of $5.1 million recovered in customer rates that was offset in expense, as described below.
▪A 9.3 percent decrease in retail sales volumes to all customer classes, offset in part by weather normalization and decoupling mechanisms in certain jurisdictions.
•Purchased natural gas sold decreased $5.7 million, largely due to lower volumes of natural gas purchased of $5.3 million, lower natural gas costs of $500,000 as a result of lower purchased gas adjustments, partially offset by higher commodity prices. Purchased natural gas sold includes the absence of the prior year disallowance of $845,000 ordered by the MNPUC.
•Operation and maintenance increased $6.0 million.
◦Largely attributable to:
▪Higher payroll-related costs of $5.2 million.
▪Higher uncollectible accounts expense $800,000, largely due to higher revenue.
▪Higher contract services of $600,000, largely higher subcontractor labor.
◦Partially offset by lower materials expense of $400,000.
•Depreciation, depletion and amortization increased $1.2 million, primarily resulting from growth and replacement projects placed in service, partially offset by lower depreciation rates in Minnesota.
•Taxes, other than income decreased $100,000, primarily from lower property taxes $1.0 million due to lower assessed values, offset by lower revenue based taxes of $900,000, which are recovered in rates.
•Other income (expense) increased $3.3 million driven primarily by higher interest income of $2.8 million, largely due to higher purchased gas costs, and higher returns on the Company's nonqualified benefit plans of $200,000, as discussed in Note 14.
•Interest expense increased $3.7 million, primarily from higher short-term and long-term debt balances from debt issued in 2023 and higher interest rates, partially offset by higher AFUDC debt of $500,000 due to higher rates.

Index
•Income tax benefit decreased $600,000, the result of lower permanent tax adjustments and lower seasonal loss before income taxes.
Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022 Natural gas distribution increased $7.2 million as a result of:
•Revenue increased $126.4 million.
◦Largely due to:
▪Higher purchased natural gas sold of $98.8 million recovered in customer rates that was offset in expense, as described below, partially offset by $1.2 million of natural gas cost sharing in Oregon.
▪Increased revenue-based taxes recovered in rates of $7.4 million that were offset in expense, as described below.
▪Rate relief of $8.4 million in Washington and Idaho, including the excess deferred income tax tariff settlement of $1.1 million in Washington.
▪Higher basic service charges of $3.5 million.
▪Approved rate recovery of short-term debt interest expense related to increased gas costs in Idaho of $3.2 million.
▪Higher transportation revenue of $2.8 million due to 15.1 percent higher volumes, largely higher electric generation.
▪Higher nonregulated revenue $1.8 million, largely higher liquefied natural gas sales.
▪Recovery of COVID-19 response costs, including bill assistance programs and waived late payment fees, in Oregon of $700,000.
◦Partially offset by a 1.6 percent decrease in retail sales volumes to all customer classes.
•Purchased natural gas sold increased $99.0 million, primarily due to higher natural gas costs of $106.7 million as a result of higher market prices, including the higher recovery of purchased gas adjustments. These increases were partially offset by lower volumes of natural gas purchased of $7.7 million.
•Operation and maintenance increased $10.9 million.
◦Largely resulting from:
▪Higher payroll-related costs of $10.0 million, primarily higher incentive costs, straight-time payroll and health care costs.
▪Increased uncollectible accounts expense of $1.7 million, largely due to higher revenue.
▪Higher software related expenses of $800,000.
▪Increased costs of $500,000 associated with vehicles and equipment.
◦Partially offset by decreased other expenses, including gain on sale of the Company's customer service center, miscellaneous employee expenses and increased regulatory deferrals.
•Depreciation, depletion and amortization increased $3.2 million, primarily resulting from growth and replacement projects placed in service, partially offset by lower depreciation rates in Minnesota.
•Taxes, other than income increased $6.5 million, largely from higher revenue-based taxes of $7.4 million which are recovered in rates, partially offset by lower property taxes due to lower assessed values of $900,000.
•Other income (expense) increased $14.2 million driven by higher interest income of $8.5 million, largely related to purchased gas costs, and higher returns on the Company's nonqualified benefit plans of $6.2 million. These increases were offset in part by higher pension and postretirement expense.
•Interest expense increased $12.4 million, primarily from higher short-term and long-term debt balances from debt issued in 2023 and 2022 and higher interest rates, partially offset by higher AFUDC debt of $2.0 million, due to higher rates.
•Income tax benefit decreased $1.4 million, largely the result of higher income before taxes, partially offset by higher permanent tax adjustments.
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

Index
In May 2022 the Company began construction of Heskett Unit 4, an 88-MW simple-cycle natural gas-fired combustion turbine peaking unit at the existing Heskett Station near Mandan, North Dakota, with an expected in service date before the end of 2023.
The Company is one of four owners of Coyote Station and cannot make a unilateral decision on the plant's future; therefore, the Company could be negatively impacted by decisions of the other owners. The joint owners continue to collaborate in analyzing data and weighing decisions that impact the plant and its employees as well as each company's customers and communities served. Existing and proposed emissions reduction plans from the EPA could require the owners of Coyote Station to incur significant new costs. If the owners decide to incur such costs, the costs could, dependent on determination by state regulatory commissions on approval to recover such costs from customers, negatively impact the Company's results of operations, financial position and cash flows. The NDDEQ submitted its state implementation plan to the EPA in August 2022.
On June 6, 2023, the Company received unanimous approval from the NDPSC on an electric service agreement to provide power for Applied Digital Corporation's data center near Ellendale, North Dakota. At full capacity, the data center requires 180 megawatts of electricity, which is the equivalent of about 28 percent of the Company's generation portfolio. The Applied Digital Corporation's load will be purchased from the MISO market and will not impact customers' power supply. The data center began taking electric service on March 4, 2023 under an interim electric service agreement approved by the NDPSC. On October 2, 2023, the Company filed with the NDPSC an electric service agreement request to serve an additional data center in its service territory.
Legislation and rulemaking The Company continues to monitor legislation and rulemaking related to clean energy standards that may impact its segments. Below are some of the specific legislative actions the Company is monitoring.
•The EPA released rulemaking under the federal Clean Air Act in the federal register on May 23, 2023, amending GHG emission standards for new fossil-fired electric generating units and re-proposing GHG emission guidelines for existing fossil-fired electric generating units. The proposed standards for new natural gas-fired electric generating units have been made more stringent, requiring units that operate more frequently to install carbon capture controls or co-fire with hydrogen. For existing coal and natural gas-fired units operating more frequently and long-term, the EPA’s emissions guidelines include standards equivalent to installation of carbon capture pollution control or co-firing with lower or zero-carbon fuels, such as hydrogen. States must evaluate individual units and develop, adopt, and submit a plan to the EPA which would include emission standards for each individual unit. State plans are required to be submitted to the EPA no later than 24 months after the final rule effective date. The EPA requested comment on the proposed GHG emission standards and guidelines by August 8, 2023, and intends to finalize the rules in 2024. The EPA has not currently proposed GHG emission standards for existing simple cycle combustion turbines and intends to explore setting emission standards in the future for these units. It is unknown at this time what emission limits or controls would be required for each Montana-Dakota owned and jointly owned fossil-fired electric generating unit. Due to the uncertainty of the EPA rulemaking, Montana-Dakota cannot determine the potential financial impact on its operations.
•In Oregon, the Climate Protection Program Rule was approved in December 2021, which requires natural gas companies to reduce GHG emissions 50 percent below the baseline by 2035 and 90 percent below the baseline by 2050. Each year, compliance instruments will be distributed to the Company by the Oregon Department of Environmental Quality at no cost and will decline annually in step with the reductions from baseline. The Company intends to meet its obligations through surrendering no cost emissions allowances and will fill remaining compliance obligations by investing in additional customer conservation and energy efficiency programs, purchasing community climate investment credits, and purchasing low carbon fuels such as renewable natural gas. The Company expects the compliance costs for these regulations to be recovered through customer rates. Due to timing of regulatory recover, future compliance obligation purchases could impact the Company's operating cash flow. For more information about this rule and associated compliance costs, see Items 1 and 2 - Business Properties in the 2022 Annual Report. Cascade's 2023 Oregon integrated resource plan projects customer bills could increase substantially compared to costs included in customers' current bills as a result of the legislation. Projected customer bill impacts are estimates, subject to change as legislation is implemented and compliance begins, as well as, numerous assumptions used in the complex analysis of integrated resource planning. On September 30, 2022, the Company filed a request for the use of deferred accounting for costs related to the rule and began deferring those costs. The OPUC approved the deferred accounting order on June 27, 2023. The Company, along with the other two local natural gas distribution companies in Oregon, filed a lawsuit on March 18, 2022, challenging the Climate Protection Program Rule. Oral arguments were held on September 29, 2023. A decision could be issued in the second half of 2024. The lawsuit was filed on behalf of customers as the Company does not believe the rule accomplishes environmental stewardship in the most effective and affordable way possible.

Index
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
•On April 22, 2022, the Washington State Building Code Council approved revisions to the state's commercial energy code that will significantly limit the use of natural gas for space and water heating in new and retrofitted commercial and multifamily buildings and proposed the review of similar restrictions in the future for residential buildings. On November 4, 2022, the Washington State Building Code Council adopted new residential codes requiring gas or electric heat pumps for most new space and water heating installations. The Company, along with two other local natural gas distribution companies in Washington, filed a lawsuit on May 22, 2023, challenging these amendments which the Company believes will stifle innovation, increase the cost of housing and energy for our customers, and do not consider the limitations of electric heat pumps in colder climates. On June 1, 2023, the plaintiffs filed a motion for a preliminary injunction to preliminarily enjoin the challenged building code amendments. Oral arguments on the preliminary injunction were held on July 18, 2023. The court denied the preliminary injunction, finding no immediate harm and confirming the building code amendments were not yet in effect due to the stay of 120 days issued by the Washington State Building Code Council. On September 15, 2023, the Washington State Building Code Council voted to delay the implementation of the State Building and Energy Codes until March 15, 2024.
Pipeline
Strategy and challenges The pipeline segment provides natural gas transportation, underground storage and non-regulated cathodic protection services, as discussed in Note 18. The segment focuses on utilizing its extensive expertise in the design, construction and operation of energy infrastructure and related services to increase market share and profitability through optimization of existing operations, organic growth and investments in energy-related assets within or in close proximity to its current operating areas. The segment focuses on the continual safety and reliability of its systems, which entails building, operating and maintaining safe natural gas pipelines and facilities. The segment continues to evaluate growth opportunities including the expansion of natural gas facilities; incremental pipeline projects; and expansion of energy-related services leveraging on its core competencies. In support of this strategy, the Company completed the following organic growth projects in 2022 and 2023:
•In February 2022, the North Bakken Expansion project in western North Dakota was placed in service. The project has capacity to transport 250 MMcf of natural gas per day and can be increased to 625 MMcf per day with additional compression.
•In August 2022, the Line Section 7 Expansion project was placed in service and increased system capacity by 6.7 MMcf per day.
•In November 2023, the Grasslands South Expansion project was placed in service. The project increased system capacity by 94 MMcf of natural gas per day.
•In November 2023, the Line Section 15 Expansion project was placed in service and will increase system capacity by 25 MMcf of natural gas per day.
The segment is exposed to natural gas and oil price volatility including fluctuations in basis differentials. Legislative and regulatory initiatives on increased pipeline safety regulations and environmental matters such as the reduction of methane emissions could also impact the price and demand for natural gas.
The pipeline segment is subject to extensive regulation related to certain operational and environmental compliance, cybersecurity, permit terms and system integrity. The Company continues to actively evaluate cybersecurity processes and procedures, including changes in the industry's cybersecurity regulations, for opportunities to further strengthen its cybersecurity protections.

Index
Implementation of enhancements and additional requirements is ongoing. The segment reviews and secures existing permits and easements, as well as new permits and easements as necessary, to meet current demand and future growth opportunities on an ongoing basis.
The Company has continued to actively manage the national supply chain challenges being faced by working with its manufacturers and suppliers to help mitigate some of these risks on its business. The segment regularly experiences extended lead times on raw materials that are critical to the segment's construction and maintenance work which could delay maintenance work and construction projects potentially causing lost revenues and/or increased costs. The Company is partially mitigating these challenges by planning for extended lead times further in advance. However, supply chain challenges related to electrical equipment have delayed the anticipated in-service date of one of the Company's growth projects as noted in the Outlook section. The segment is also currently experiencing inflationary pressures with increased raw material and contract services costs. The Company expects supply chain challenges and inflationary pressures to continue.
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
Earnings overview - The following information summarizes the performance of the pipeline segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	Variance	2023	2022	Variance
	(In millions)
Operating revenues	$44.1	$39.7	11%	$127.0	$114.3	11%
Operating expenses:
Operation and maintenance	17.0	14.6	16%	52.7	44.9	17%
Depreciation, depletion and amortization	6.3	6.9	(9)%	20.0	20.0	—%
Taxes, other than income	3.0	3.2	(6)%	9.6	10.0	(4)%
Total operating expenses	26.3	24.7	6%	82.3	74.9	10%
Operating income	17.8	15.0	19%	44.7	39.4	13%
Other income	.9	.6	50%	2.3	—	NM
Interest expense	3.3	2.6	27%	9.5	7.4	28%
Income before income taxes	15.4	13.0	18%	37.5	32.0	17%
Income tax expense	3.5	2.8	25%	8.1	7.2	13%
Income from continuing operations	11.9	10.2	17%	29.4	24.8	19%
Discontinued operations, net of tax*	—	(0.4)	(100)%	(0.5)	(0.5)	—%
Net income	$11.9	$9.8	21%	$28.9	$24.3	19%
NM - not meaningful
*Discontinued operations includes interest on debt facilities repaid in connection with strategic initiatives.

Operating statistics	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Transportation volumes (MMdk)	146.9	130.9	419.2	357.1
Customer natural gas storage balance (MMdk):
Beginning of period	27.8	14.8	21.2	23.0
Net injections	15.0	13.3	21.6	5.1
End of period	42.8	28.1	42.8	28.1
Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022 Pipeline earnings increased $2.1 million as a result of:
•Revenues increased $4.4 million.
◦Driven by:
▪Increased transportation volumes, largely due to increased North Bakken Expansion contracted volume commitments of $2.1 million.
▪Higher storage-related revenues.
▪New rates effective August 1, 2023, of $1.7 million, as discussed in note 21.
▪Partially offsetting these increases were non-renewal of certain contracts.

Index
•Operation and maintenance increased $2.4 million.
◦Primarily from:
▪Higher payroll-related costs of $2.2 million.
▪Higher other costs including insurance and contract services.
▪Partially offset by lower materials.
•Depreciation, depletion and amortization decreased $600,000 driven largely by fully depreciated plant balances.
•Taxes, other than income were comparable to the same period in the prior year.
•Other income increased $300,000, driven primarily by higher AFUDC for the construction of the Company's growth projects.
•Interest expense increased $700,000, primarily from higher average interest rates and higher debt balances to fund capital expenditures, partially offset by higher AFUDC, as previously discussed.
•Income tax expense increased largely due to higher income before taxes.
Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022 Pipeline earnings increased $4.6 million as a result of:
•Revenues increased $12.7 million.
◦Primarily driven by:
▪Increased transportation volumes, largely due to increased contracted volume commitments of $5.6 million and a full nine months of benefit from the North Bakken Expansion project that was placed in service in February 2022.
▪Higher storage-related revenues of $3.6 million.
▪New rates effective August 1, 2023, of $1.7 million, as discussed in note 21.
▪Higher non-regulated projects revenues.
▪Partially offsetting these increases were non-renewal of certain contracts.
•Operation and maintenance increased $7.8 million.
◦Primarily from:
▪Higher payroll-related costs of $4.8 million.
▪Higher non-regulated project costs of $1.2 million.
▪Higher legal costs of $400,000, largely due to the FERC rate case.
▪Higher other costs, primarily contract services.
•Depreciation, depletion and amortization was comparable to the same period in the prior year.
•Taxes, other than income decreased by $400,000, primarily due to lower property tax valuations in certain jurisdictions.
•Other income increased $2.3 million, driven primarily by higher returns of $2.1 million on the Company's nonqualified benefit plan investments and higher AFUDC as previously discussed.
•Interest expense increased $2.1 million, primarily from higher average interest rates and higher debt balances to fund capital expenditures, partially offset by higher AFUDC as previously discussed.
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
The EPA recently proposed rules to update, strengthen and expand standards intended to significantly reduce GHG emissions and other air pollutants from emission sources in the oil and natural gas industries. The standards will apply to various sources of GHG emissions including natural gas compressors, pneumatic controllers and pumps, fugitive emissions components and super-emitter events. The final rules are expected to be issued by the end of 2023. Additionally, the EPA is revising the current GHG reporting rules to improve the calculation, monitoring and reporting of GHG data and incorporate provisions in the IRA. The first of these revisions was published in the Federal Register on August 1, 2023. The Company continues to monitor and assess the proposed rules and the potential impacts they may have on its business processes, current and future projects, results of operations and disclosures.

Index
The Company has continued to experience the effect of associated natural gas production in the Bakken, which has provided opportunities for organic growth projects and increased demand. The completion of organic growth projects has contributed to higher volumes of natural gas the Company transports through its system. Associated natural gas production in the Bakken fell during the COVID-19 pandemic delaying previously forecasted production growth. The production delay, along with the long-term contractual commitments on the North Bakken Expansion project placed in service in February 2022, negatively impacted customer renewal of certain contracts. Natural gas production has since rebounded, currently exceeding pre-pandemic levels and the Company expects gradual increases in oil well drilling activity over the next 2 years. Bakken natural gas production outlook remains positive with continued growth expected due to new oil wells and increasing gas to oil ratios.
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
In July 2021, the Company announced plans for a natural gas pipeline expansion project in eastern North Dakota. The Wahpeton Expansion project consists of approximately 60 miles of pipe and ancillary facilities and is designed to increase capacity by 20 MMcf per day, which is supported by long-term customer agreements with Montana-Dakota and its utility customers. On May 27, 2022, the Company filed with FERC its application for the project and received FERC's approval on October 19, 2023. Construction is expected to begin in early 2024 with an anticipated completion date later in 2024.
On September 19, 2022, the Company filed with the FERC its prior notice application for its 2023 Line Section 27 Expansion project. This project consists of a new compressor station and ancillary facilities and is designed to increase capacity by 175 MMcf per day, which is supported by a long-term customer agreement. Construction began in the second quarter of 2023, with an anticipated completion date in early 2024. Supply chain challenges related to electrical equipment have impacted the project's schedule, resulting in a delay from the original anticipated in-service date of late 2023.
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
•Revenue mix and impact on margins. The mix of revenues based on the types of services the segment provides can impact margins as certain industries and services provide higher margin opportunities. Larger or more complex projects typically result in higher margin opportunities since the segment assumes a higher degree of performance risk and there is greater utilization of the segment's resources for longer construction timelines. However, larger or more complex projects can have a higher risk of regulatory and seasonal or cyclical delay. Project schedules fluctuate, which can affect the amount of work performed in a given period. Smaller or less complex projects typically have a greater number of companies competing for them, and competitors at times may be more aggressive on pricing when pursuing available work. A greater percentage of smaller scale or less complex work in a given period could negatively impact margins due to the inefficiency of transitioning between a greater number of smaller projects versus continuous production on a few larger projects.

Index
•Project variability and performance. Margins for a single project may fluctuate period to period due to changes in the volume or type of work performed, the pricing structure under the project contract or job productivity. Productivity and performance on a project can vary period to period based on a number of factors, including unexpected project difficulties; unexpected project site conditions; project location, including locations with challenging operating conditions or difficult geographic characteristics; whether the work is on an open or encumbered right of way; inclement weather or severe weather events; environmental restrictions or regulatory delays; political or legal challenges related to a project; and the performance of third parties. In addition, the type of contract can impact the margin on a project. Under fixed-price contracts, which are more common with larger or more complex projects, the segment assumes risk related to project estimates versus actual execution. Revenues under this type of contract can vary, sometimes significantly, from original projects due to additional project complexity; timing uncertainty or extended bidding; extended regulatory or permitting processes; and other factors, which can result in a reduction in profit or losses on a project.
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

Index
Earnings overview - The following information summarizes the performance of the construction services segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	Variance	2023	2022	Variance
	(In millions)
Operating revenues	$717.4	$737.0	(3)%	$2,218.7	$1,975.1	12%
Cost of sales:
Operation and maintenance	607.9	651.8	(7)%	1,891.1	1,708.1	11%
Depreciation, depletion and amortization	4.7	4.3	9%	13.6	12.6	8%
Taxes, other than income	19.9	20.2	(1)%	71.9	60.5	19%
Total cost of sales	632.5	676.3	(6)%	1,976.6	1,781.2	11%
Gross profit	84.9	60.7	40%	242.1	193.9	25%
Selling, general and administrative expense:
Operation and maintenance	32.6	23.5	39%	94.9	76.0	25%
Depreciation, depletion and amortization	1.2	1.2	—%	3.7	3.3	12%
Taxes, other than income	1.0	1.1	(9)%	3.9	4.0	(3)%
Total selling, general and administrative expense	34.8	25.8	35%	102.5	83.3	23%
Operating income	50.1	34.9	44%	139.6	110.6	26%
Other income	2.0	3.5	(43)%	7.5	4.7	60%
Interest expense	4.7	—	NM	6.6	0.2	NM
Income before income taxes	47.4	38.4	23%	140.5	115.1	22%
Income tax expense	11.4	9.2	24%	34.5	28.5	21%
Income from continuing operations	36.0	29.2	23%	106.0	86.6	22%
Discontinued operations, net of tax*	—	(1.2)	(100)%	(5.2)	(2.8)	86%
Net income	$36.0	$28.0	29%	$100.8	$83.8	20%
*Discontinued operations includes interest on debt facilities repaid in connection with strategic initiatives.
NM - not meaningful

Operating Statistics	Revenues				Gross profit
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	(In millions)
Electrical & mechanical
Commercial	$266.6	$276.6	$947.8	$706.6	$32.7	$21.8	$99.8	$67.2
Industrial	116.0	132.3	367.3	339.4	8.3	11.3	35.2	33.4
Institutional	76.3	58.9	195.2	155.0	6.1	1.0	11.8	2.3
Renewables	19.2	43.4	43.9	122.8	1.8	(3.9)	2.3	.1
Service & other	38.8	35.3	126.0	127.0	3.6	3.7	14.3	14.7
	516.9	546.5	1,680.2	1,450.8	52.5	33.9	163.4	117.7
Transmission & distribution
Utility	188.8	179.6	508.9	477.5	31.1	25.8	76.9	72.2
Transportation	15.7	16.1	40.6	59.5	1.3	1.0	1.8	4.0
	204.5	195.7	549.5	537.0	32.4	26.8	78.7	76.2
Intrasegment eliminations	(4.0)	(5.2)	(11.0)	(12.7)	—	—	—	—
	$717.4	$737.0	$2,218.7	$1,975.1	$84.9	$60.7	$242.1	$193.9

Index
Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022 Construction services earnings increased $8.0 million as a result of:
•Revenues decreased $19.6 million.
◦Largely due to lower electrical and mechanical workloads as a result of:
▪Lower renewable workloads driven largely by a $24.2 million decrease due to timing and progress of renewable projects.
▪Lower commercial workloads, primarily in the hospitality sector of $13.4 million due to progress on large projects. The commercial market was also impacted by decreased low voltage workloads of $5.8 million, partially offset by higher data center workloads.
▪Lower industrial workloads of $16.3 million in the general industrial and high-tech sectors of $6.8 million and $4.2 million, respectively; offset in part by higher government and maintenance workloads of $4.2 million and $3.5 million, respectively.
▪Partially offsetting these decreases were higher workloads in the institutional market of $17.4 million. Institutional workloads were driven by an increase of $15.9 million in the healthcare sector due to project mix.
◦Transmission and distribution revenues increased by $8.8 million, largely attributable to the utility market. Distribution and transmission sector workloads increased by $23.7 million and $16.8 million, respectively, partially offset by lower electrical workloads of $32.0 million due to project timing.
•Gross profit increased $24.2 million.
◦Largely due to higher gross profit on electrical and mechanical work in the commercial, renewable and institutional sectors of $21.7 million, primarily due to efficiency on certain projects from labor and materials; offset partially by lower industrial gross profit. Transmission and distribution gross profit increased $5.6 million as a result of labor and equipment efficiencies on certain projects.
•Selling, general and administrative expense increased $9.0 million.
◦Primarily due to:
▪Increased payroll-related costs of $5.5 million related to operational growth.
▪Increased reserve for uncollectible accounts of $1.8 million on certain projects.
▪Increased expenses associated with professional services of $1.2 million.
•Other income decreased $1.5 million, primarily related to the Company's joint ventures activity.
•Interest expense increased $4.7 million due to higher working capital needs and higher average interest rates.
•Income tax expense increased $2.2 million primarily resulting from an increase in income before income taxes.
Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022 Construction services earnings increased $17.0 million as a result of:
•Revenues increased $243.6 million.
◦Largely due to higher electrical and mechanical workloads as a result of:
▪Higher commercial workloads driven largely by a $185.9 million increase in the hospitality sector and a $95.2 million increase in data center work primarily from the progress on large projects; partially offset by a $21.4 million decrease in general commercial sector workloads.
▪Higher industrial workloads in the high-tech and government sectors of $61.0 million and $11.6 million, respectively; partially offset by lower data com workloads of $38.3 million.
▪Higher institutional workloads, primarily in the healthcare sector of $35.1 million and government sector workloads of $5.5 million.
▪Offset partially by lower renewable workloads of $78.9 million due to the timing of commercial and renewable projects.
◦Also contributing were higher utility workloads as a result of:
▪Increases in distribution workloads of $60.0 million, storm work of $21.4 million and transmission workloads of $20.2 million.
▪Increases in utility revenues were partially offset by lower workloads in electrical of $70.8 million.
▪Transportation workloads also decreased, largely due to lower workloads in street lighting of $15.6 million, government of $6.4 million, and electrical of $3.7 million; partially offset by higher workloads in traffic signalization of $6.9 million.

Index
•Gross profit increased $48.2 million.
◦Largely due to higher gross profit on electrical and mechanical work in the commercial, industrial, institutional and renewable sectors of $46.1 million due to efficiency on certain from labor and materials, project mix, and the timing of project completions and project starts; offset partially by lower service gross profit. Transmission and distribution gross profit increased largely due to utility projects of $4.7 million as a result of project mix; partially offset by lower transportation gross profit.
•Selling, general and administrative expense increased $19.2 million.
◦Primarily due to:
▪Increased payroll-related costs of $9.6 million related to operational growth.
▪Increased reserve for uncollectible accounts of $4.2 million on certain projects.
▪Increased office expenses of $2.7 million, largely increased rent.
▪Increased expenses associated with professional services of $2.4 million.
•Other income increased $2.8 million, primarily related to results from the Company's joint ventures.
•Interest expense increased $6.4 million due to higher working capital needs and higher average interest rates.
•Income tax expense increased $6.0 million primarily resulting from an increase in income before income taxes.
Outlook On November 2, 2023, the Company announced its intent to pursue a tax-free spinoff of its wholly owned construction services business, MDU Construction Services. The Company's board of directors believes a tax-free spinoff of the construction services business supports the Company's goal of enhancing value for stockholders by becoming a pure-play regulated energy delivery company.
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
The construction services segment's backlog at September 30, was as follows:

	2023	2022
	(In millions)
Electrical & mechanical	$1,526	$1,724
Transmission & distribution	324	278
	$1,850	$2,002
The decrease in backlog at September 30, 2023, as compared to backlog at September 30, 2022, was largely attributable to the progress of completion on certain electrical and mechanical projects within industrial, renewables, institutional and commercial markets. This decrease in backlog has been partially offset by an increase in transmission and distribution related to project awards in both the transportation and utility markets. Period over period increases or decreases in backlog cannot be used as an indicator of future revenues or net income. While the Company believes the current backlog of work remains firm, prolonged delays in the receipt of critical supplies and materials could result in customers seeking to delay or terminate existing or pending agreements. As of September 30, 2023, the Company has not experienced any material impacts related to customer notices indicating that they no longer wish to proceed with planned projects that have been included in backlog. Factors noted in Part I, Item 1A. Risk Factors in the 2022 Annual Report can cause revenues to be realized in periods and at levels that are different from originally projected.

Index
Other

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023	2022	Variance	2023	2022	Variance
	(In millions)
Operating revenues	$1.7	$1.5	13%	$6.4	$4.4	45%
Operating expenses:
Operation and maintenance	(2.6)	3.0	(187)%	19.4	12.9	50%
Depreciation, depletion and amortization	1.0	1.1	(9)%	3.2	3.3	(3)%
Taxes, other than income	—	—	—%	—	—	—%
Total operating expenses	(1.6)	4.1	(139)%	22.6	16.2	40%
Operating income (loss)	3.3	(2.6)	(227)%	(16.2)	(11.8)	37%
Unrealized gain on investment in Knife River	30.2	—	NM	170.2	—	NM
Other income (expense)	5.8	—	NM	10.0	(1.3)	869%
Interest expense	8.6	.1	NM	12.3	.2	NM
Income (loss) before income taxes	30.7	(2.7)	NM	151.7	(13.3)	NM
Income tax expense (benefit)	3.6	(2.2)	NM	49.3	(.5)	NM
Income (loss) from continuing operations	27.1	(.5)	NM	102.4	(12.8)	NM
Discontinued operations, net of tax	(3.3)	$105.6	(103)%	(60.0)	106.8	(156)%
Net income	$23.8	$105.1	(77)%	$42.4	$94.0	55%
NM - not meaningful
Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022
Other earnings decreased $81.3 million from the same period in 2022, largely attributable to the discontinued operations of Knife River, formerly the construction materials and contracting segment, which is now classified within the Other segment. The decrease in earnings was partially offset by a $22.8 million, net of tax, unrealized gain on the Company's retained interest in Knife River in 2023. Other experienced $5.6 million lower operation and maintenance expense, due primarily to lower insurance claims experience at the captive insurer and corporate overhead costs classified as continuing operations which were previously allocated to the construction materials business for the third quarter of 2022; partially offset by strategic initiative costs incurred. Interest expense also increased largely due to the issuance of debt facilities in connection with funding the strategic initiative costs; partially offset by interest income related to intercompany borrowings through the Company's cash management program.
Also included in Other is general and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for income (loss) from discontinued operations.
Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022
Other earnings decreased $51.6 million from the same period in 2022, largely attributable to the discontinued operations of Knife River, formerly the construction materials and contracting segment, which is now classified within the Other segment. Partially offsetting this decrease was a benefit of $113.6 million, net of tax, unrealized gain on the Company's retained interest in Knife River. Other experienced higher operation and maintenance expense of $6.5 million, due to strategic initiative costs incurred; partially offset by corporate overhead costs classified as continuing operations which were previously allocated to the construction materials business for the first five months of 2023 and for nine months of 2022 and lower claims experience at the captive insurer. Interest expense also increased largely due to the issuance of debt facilities in connection with funding of the strategic initiative costs; partially offset by interest income related to intercompany borrowings through the Company's cash management program.
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

Index
Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts related to these items were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In millions)
Intersegment transactions:
Operating revenues	$5.5	$7.2	$44.6	$46.4
Operation and maintenance	1.9	3.7	7.1	9.6
Purchased natural gas sold	3.6	3.5	37.5	36.8
Other income	5.9	.2	8.5	.3
Interest expense	5.9	.2	8.5	.3
For more information on intersegment eliminations, see Note 18.
Liquidity and Capital Commitments
At September 30, 2023, the Company had cash, cash equivalents and restricted cash of $32.5 million and available borrowing capacity of $429.0 million under the outstanding credit facilities of the Company and its subsidiaries. The Company expects to meet its obligations for debt maturing within one year and its other operating and capital requirements from various sources, including internally generated funds; credit facilities and commercial paper of the Company and its subsidiaries, as described in Capital resources; and issuance of debt and equity securities if necessary.
Cash flows

	Nine Months Ended
	September 30,
	2023	2022
	(In millions)
Net cash provided by (used in):
Operating activities	$174.9	$284.9
Investing activities	(415.7)	(465.4)
Financing activities	192.8	200.9
Increase (decrease) in cash and cash equivalents	(48.0)	20.4
Cash and cash equivalents -- beginning of year	80.5	54.2
Cash and cash equivalents -- end of period	$32.5	$74.6
Operating activities

	Nine Months Ended
	September 30,
	2023	2022	Variance
	(In millions)
Components of net cash provided by operating activities:
Net income (loss)	$244.0	$250.3	$(6.3)
Income (loss) from discontinued operations, net of tax	(65.7)	103.5	(169.2)
Income from continuing operations	309.7	146.8	162.9
Adjustments to reconcile net income to net cash provided by operating activities	52.8	184.2	(131.4)
Changes in current assets and liabilities, net of acquisitions:
Receivables	161.4	(107.3)	268.7
Inventories	(19.7)	(43.6)	23.9
Other current assets	(68.2)	(32.2)	(36.0)
Accounts payable	(132.3)	89.9	(222.2)
Other current liabilities	42.3	40.9	1.4
Pension and postretirement benefit plan contributions	(7.5)	(.1)	(7.4)
Other noncurrent changes	(3.4)	(25.0)	21.6
Net cash provided by operating activities	335.1	253.6	81.5
Net cash provided by (used in) discontinued operations	(160.2)	31.3	(191.5)
Net cash provided by operating activities	$174.9	$284.9	$(110.0)

Index
The changes in cash flows from operating activities generally follow the results of operations, as discussed in Business Segment Financial and Operating Data, and are affected by changes in working capital. The decrease in cash flows provided by operating activities in the previous table was primarily driven by increased cash used in discontinued operations, primarily cash used at Knife River and higher costs incurred in 2023 associated with the separation. Also contributing were, the payment of increased natural gas costs and the purchase of environmental allowances in 2023, as discussed in Note 13, all at the natural gas distribution business. Partially offsetting these items was the timing of collection of accounts receivable from customers at the natural gas distribution and construction services businesses and the sale of environment allowances in 2023 at the natural gas distribution business.
Investing activities

	Nine Months Ended
	September 30,
	2023	2022	Variance
	(In millions)
Components of net cash used in investing activities:
Capital expenditures	$(370.6)	$(341.2)	$(29.4)
Acquisitions, net of cash acquired	—	—	—
Net proceeds from sale or disposition of property and other	13.2	(4.1)	17.3
Investments	(3.3)	(2.2)	(1.1)
Net cash used in continuing operations	(360.7)	(347.5)	(13.2)
Net cash used in discontinued operations	(55.0)	(117.9)	62.9
Net cash used in investing activities	$(415.7)	$(465.4)	$49.7
The cash used in investing activities decreased as compared to 2022. Lower cash used in discontinued operations was the result of lower capital expenditures at Knife River in the five months of 2023 versus the nine months of 2022. This was partially offset by higher cash used in continuing operations, primarily increased capital expenditures at the pipeline business. Net proceeds from the sale or disposition of property at the electric and natural gas distribution businesses increased due to higher salvage values on assets and lower costs of removal.
Financing activities

	Nine Months Ended
	September 30,
	2023	2022	Variance
	(In millions)
Components of net cash provided by financing activities:
Issuance of short-term borrowings	$461.4	$—	$461.4
Repayment of short-term borrowings	(193.5)	—	(193.5)
Issuance of long-term debt	411.9	220.4	191.5
Repayment of long-term debt	(435.0)	—	(435.0)
Debt issuance costs	(1.8)	(.3)	(1.5)
Net proceeds from issuance of common stock	—	(.1)	.1
Dividends paid	(135.9)	(132.7)	(3.2)
Repurchase of common stock	(4.8)	(7.4)	2.6
Tax withholding on stock-based compensation	(3.0)	(4.9)	1.9
Net cash provided by continuing operations	99.3	75.0	24.3
Net cash provided by discontinued operations	93.5	125.9	(32.4)
Net cash provided by financing activities	$192.8	$200.9	$(8.1)
The decrease in cash provided by financing activities in the previous table was primarily due to repayments of short-term and long-term debt at the construction services and natural gas distribution businesses and working capital collections at the construction services business. In addition, due to the Knife River separation, Centennial repaid all of its outstanding debt in the second quarter of 2023, which was facilitated by the Knife River repayment and the Company entering into various new debt instruments. Refer to Note 3 for additional information related to the repayment of debt associated with the Knife River separation. Partially offsetting these decreases, was the issuance of short-term borrowings at the natural gas distribution business to fund higher natural gas costs and issuance of long-term debt at the Company to replace the Centennial debt repayment and to fund capital expenditures at the Pipeline business.

Index
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
Capital expenditures
Capital expenditures for the first nine months of 2023 and 2022 were $374.0 million and $340.7 million, respectively. Capital expenditures allocated to the Company's business segments are estimated to be approximately $530.3 million for 2023. Capital expenditure estimates have been updated from what was previously reported in the 2022 Annual Report to accommodate project timeline and scope changes made throughout the first half of 2023.
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
Debt resources
Certain debt instruments of the Company and its subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt instruments, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at September 30, 2023. In the event the Company and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. As of September 30, 2023, the Company had investment grade credit ratings at all entities issuing debt. For more information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 6 in this document and Part II, Item 8 in the 2022 Annual Report.
The following table summarizes the outstanding revolving credit facilities of the Company and its subsidiaries at September 30, 2023:

Company	Facility		Facility Limit		Amount Outstanding	Letters of Credit		Expiration Date
			(In millions)
Montana-Dakota Utilities Co.	Commercial paper/Revolving credit agreement	(a)	$175.0		$97.7	$—		12/19/24
Cascade Natural Gas Corporation	Revolving credit agreement		$100.0	(b)	$9.7	$2.2	(c)	11/30/27
Intermountain Gas Company	Revolving credit agreement		$100.0	(d)	$29.2	$—		10/13/27
MDU Resources Group, Inc.	Revolving credit agreement		$150.0		$111.4	$—		5/29/24
MDU Resources Group, Inc.	Revolving credit agreement		$200.0	(e)	$36.9	$8.9	(c)	5/31/28
(a)The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Montana-Dakota on stated conditions, up to a maximum of $225.0 million). Effective October 18, 2023 the facility limit was increased from $175.0 million to $200.0 million (with provisions that allow for increased borrowings up to a maximum of $ 250.0 million) and a maturity date of October 18, 2028.
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
Total equity as a percent of total capitalization was 51 percent at September 30, 2023. Including the debt reflected in liabilities of discontinued operations, the Company's total equity as a percentage of total capitalization was 53 percent at September 30, 2022, and 54 percent at December 31, 2022. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within 12 months, plus total equity. Management believes this ratio is an indicator of how the Company is financing its operations, as well as its financial strength.
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
Equity Resources
In August 2020, the Company amended the Distribution Agreement dated February 22, 2019, with J.P. Morgan Securities LLC and MUFG Securities Americas Inc., as sales agents. This agreement, as amended, allowed the offering, issuance and sale of up to 6.4 million shares of the Company's common stock in connection with an "at-the-market" offering. On August 10, 2023, the Company provided notice of termination, effective August 10, 2023, of the distribution agreement. Prior to the termination, the Company had capacity to issue up to 3.6 million additional shares of common stock under the "at-the-market" offering. The Company was not subject to any termination penalties related to the termination of the distribution agreement.
The Company had no issuances of shares under the "at-the-market" offering program for both the three months ended September 30, 2023 and 2022.
Material cash requirements
Apart from the effect of the spinoff of Knife River in the second quarter of 2023, there were no material changes in the Company's remaining contractual obligations related to estimated interest payments, asset retirement obligations and uncertain tax positions for 2023 from those reported in the 2022 Annual Report. For more information on the Company's contractual obligations on long-term debt, operating leases and purchase commitments, see Part II, Item 7 in the 2022 Annual Report.
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
The Company has entered into various commitments largely consisting of contracts for natural gas; purchased power; natural gas transportation and storage; royalties; information technology; and construction materials. Certain of these contracts are subject to variability in volume and price. The commitments under these contracts as of September 30, 2023, were:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In millions)
Purchase commitments	$706.2	$514.4	$244.0	$691.4	$2,156.0

Index
Defined benefit pension plans
The Company has noncontributory qualified defined benefit pension plans. Various assumptions are used in calculating the benefit expense (income) and liability (asset) related to these plans, as such costs of providing these benefits bear the risk of changes as they are dependent upon assumptions of future conditions.

In connection with the previously discussed separation of Knife River on May 31, 2023, Knife River's pension plan, including the associated assets and liabilities, were transferred to Knife River and therefore are no longer reflected as part of the Company. Also in connection with the separation, a remeasurement of the Company's postretirement plan and the Company's unfunded, non-qualified defined benefit plan were performed and the applicable liabilities from the plans relating to transferring employees were transferred to Knife River. The Company contributed approximately $7.5 million to its pension plans in 2023, largely resulting from a decline in asset values decreasing the funded status of the plans. For more information, see Note 19 and Part II, Item 7 in the 2022 Annual Report.
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
Interest rate risk
Rising interest rates have resulted in and will likely continue to result in higher borrowing costs on new debt and existing variable interest rate debt. The Company has realized increases in both the amount of variable interest rate debt recorded on the balance sheet and the weighted average interest rates on variable debt from those reported in the 2022 Annual Report. As of September 30, 2023 and December 31, 2022, approximately 35.6 percent and 21.5 percent, respectively, of the outstanding debt recorded on the balance sheet consisted of variable interest rate facilities (which use SOFR as the benchmark rate). This increase was the result of refinancing associated with the separation of Knife River, as discussed in Note 3 and Note 15, and higher gas costs, as discussed in Item 2. An increase of 1 percent in the interest rate on the Company's outstanding variable interest rate facilities as of September 30, 2023, would cause a $9.4 million pre-tax annual increase in interest expense.
At September 30, 2023, the Company had no outstanding interest rate hedges.
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
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
Part II -- Other Information
Item 1. Legal Proceedings
There were no material changes to the Company's legal proceedings in Part 1, Item 3 - Legal Proceedings in the 2022 Annual Report.
Item 1A. Risk Factors
Please refer to the Company's risk factors that are disclosed in Part I, Item 1A. Risk Factors in the 2022 Annual Report that could be materially harmful to the Company's business, prospects, financial condition or financial results if they occur. At September 30, 2023, there were no material changes to the Company's risk factors provided in Part I, Item 1A. Risk Factors in the 2022 Annual Report other than as set forth below.
The separation of Knife River into an independent, publicly traded company is subject to various risks and uncertainties.
The separation of Knife River was completed on May 31, 2023, and resulted in two independent, publicly traded companies. The execution of the separation has required significant time and attention from the Company’s senior management and employees and several of the Company's employees transferred to Knife River after the consummation of the separation, which could cause disruption in business processes. The Company retained approximately 10 percent of the shares of Knife River common stock immediately following the separation. The Company intends to dispose of the retained shares within twelve months after the separation. The realized value on the proceeds of the retained shares are subject to various factors, including, Knife River's stock price, the trading market for Knife River's stock and the capital markets in general, among other things.
The proposed separation of MDU Construction Services into an independent, publicly traded company is subject to various risks and uncertainties and may not achieve its intended goals.
On November 2, 2023, the Company announced its intent to pursue a tax-free spinoff of its wholly-owned construction services business, MDU Construction Services. The proposed separation is complex, and completion of the proposed separation and the timing of its completion will be subject to a number of factors and conditions, including the readiness of the new company to operate as an independent public company and finalization of the capital structure of the new company, among other things. The uncertainties associated with this process, foreseen and unforeseen costs incurred, and efforts involved, may negatively affect the Company's operating results, business and the Company's relationships with employees, customers, suppliers and vendors. Unanticipated developments could delay, prevent or otherwise adversely affect the proposed separation, including, but not limited to, changes in general economic and financial market conditions and material adverse changes in business or industry conditions. There can be no assurances that the Company will be able to complete the proposed separation or that the combined value of the common stock of the two companies will be equal to or greater than what the value of the Company's common stock would have been had the proposed separation not occurred. The execution of the separation may require significant time and attention from the Company’s senior management and employees, which could cause disruption in business processes. In addition, if the separation is completed, the Company may not be able to achieve the full strategic and financial benefits that are expected to result from the separation.
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
There is no assurance as to the amount, if any, of future dividends to the holding company because the subsidiaries depend on future earnings, capital requirements and financial conditions to fund such dividends. Following the separation of Knife River, the Company's board of directors announced on August 3, 2023, a modification to its dividend practice targeting a dividend payout ratio of 60 percent to 70 percent of regulated energy delivery earnings. The Company cannot predict the market's future reaction to this change in dividend practice.

Index
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The following table includes information with respect to the Company's purchase of equity securities:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2023	—	$—	—	—
August 1 through August 31, 2023	—	$—	—	—
September 1 through September 30, 2023	—	$—	—	—
Total	—	$—	—	—
(1)    Represents shares of common stock purchased on the open market in connection with the vesting of shares granted pursuant to the Long-Term Performance-Based Incentive Plan.
(2)    Not applicable. The Company does not currently have in place any publicly announced plans or programs to purchase equity securities.

Item 3. Defaults Upon Senior Securities

None.
Item 5. Other Information
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

MDU RESOURCES GROUP, INC.

DATE:	November 2, 2023	BY:	/s/ Jason L. Vollmer
Jason L. Vollmer
Vice President, Chief Financial Officer and Treasurer

		BY:	/s/ Stephanie A. Barth
Stephanie A. Barth
Vice President, Chief Accounting Officer and Controller