Form 10-Q
period 2024-03-31
MDU RESOURCES GROUP INC
filed 2024-05-02
CIK 67716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 25, 2024: 203,888,237 shares.

Index
Definitions
The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2023 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2023
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
Centennial
CEHI, LLC, a direct wholly owned subsidiary of the Company, formally known as Centennial Energy Holdings, Inc., prior to the separation of Knife River from the Company. References to Centennial's historical business and operations refer to the business and operations of Centennial Energy Holdings, Inc.

Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
Company	MDU Resources Group, Inc.
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
CWIP	Construction work in progress, costs associated with the construction of new utility facilities recorded on the balance sheet until these facilities are placed in service
dk	Decatherm
EPA	United States Environmental Protection Agency
Everus	Everus Construction Group, Inc., a wholly owned subsidiary of the Company that was established in conjunction with the proposed separation of Everus Construction
Everus Construction	Everus Construction, Inc., a direct wholly owned subsidiary of Centennial, formerly known as MDU Construction Services Group, Inc. prior to March 12, 2024
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, a direct wholly owned subsidiary of WBI Holdings (previously referred to as the Company's exploration and production segment)
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
IPUC	Idaho Public Utilities Commission
IRA	Inflation Reduction Act of 2022
JETx	345-kV transmission line from Jamestown, North Dakota to Ellendale, North Dakota (50 percent ownership)
Knife River
Established as Knife River Corporation prior to the separation from the Company, a direct wholly owned subsidiary of Centennial. Knife River refers to Knife River Corporation, during the period prior to separation, now known as "KRC Materials, Inc." Following the separation Knife River refers to Knife River Holding Company, now known as Knife River Corporation

kWh	Kilowatt-hour
kV	Kilovolt
LIBOR	London Inter-bank Offered Rate
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly owned subsidiary of the Company
MISO
Midcontinent Independent System Operator, Inc., the organization that provides open-access transmission services and monitors the high-voltage transmission system in the Midwest United States and Manitoba, Canada and a southern United States region which includes much of Arkansas, Mississippi, and Louisiana

MMcf	Million cubic feet

Index

MMdk	Million dk
Montana-Dakota	Montana-Dakota Utilities Co., a direct wholly owned subsidiary of MDU Energy Capital
MTPSC	Montana Public Service Commission
MW	Megawatt
NDDEQ	North Dakota Department of Environmental Quality
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
ODEQ	Oregon Department of Environmental Quality
PHMSA	Pipeline and Hazardous Materials Safety Administration
Regional Haze Rule
The EPA developed the Regional Haze Rule requiring states to develop and implement comprehensive plans to reduce human-caused regional haze in designated areas such as national parks and wilderness areas

SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
SPP	Southwest Power Pool, the organization that manages the electric grid and wholesale power market for the central United States
TSA
In connection with the separation of Knife River, the Company and Knife River entered into a Transition Services Agreement whereby each party will provide certain post-separation services on a transitional basis

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
On May 31, 2023, the Company completed the separation of Knife River, its construction materials and contracting business, from the Company, resulting in Knife River becoming an independent, publicly traded company. The Company's board of directors approved the distribution of approximately 90 percent of the issued and outstanding shares of Knife River to the Company's stockholders. Stockholders of the Company received one share of Knife River common stock for every four shares of the Company's common stock held on May 22, 2023, the record date for the distribution. The Company retained approximately 10 percent or 5.7 million shares of Knife River common stock immediately following the separation, which were disposed of in a tax-free exchange in November 2023. The separation of Knife River was a tax-free spinoff transaction to the Company's stockholders for U.S. federal income tax purposes. The historical results of Knife River are presented as discontinued operations in the Company's Consolidated Financial Statements.
On November 2, 2023, the Company announced its intent to pursue a tax-free spinoff of its wholly owned construction services business, MDU Construction Services. On March 13, 2024, the Company announced its construction services business, MDU Construction Services, rebranded to Everus Construction in preparation for the planned tax-free spinoff of the business, which is expected to be complete in late 2024. The Company's board of directors believes a tax-free spinoff of the construction services business supports the Company's goal of enhancing value for stockholders by becoming a pure-play regulated energy delivery company. For more information, see Part I, Item 1A. Risk Factors in the 2023 Annual Report for a description of the risks and uncertainties with the proposed future structure.
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
The Company, through its wholly owned subsidiary, Centennial, owns WBI Energy, Everus Construction and Centennial Capital. WBI Energy is the pipeline segment, Everus Construction is the construction services segment and Centennial Capital is reflected in the Other category.
For more information on the Company's business segments, see Note 15 of the Notes to Consolidated Financial Statements.

Index
Part I -- Financial Information
Item 1. Financial Statements

MDU Resources Group, Inc.
Consolidated Statements of Income
(Unaudited)
	Three Months Ended
	March 31,
	2024	2023
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and regulated pipeline	$586,017	$673,932
Non-regulated pipeline, construction services and other	627,808	756,166
Total operating revenues	1,213,825	1,430,098
Operating expenses:
Operation and maintenance:
Electric, natural gas distribution and regulated pipeline	105,680	102,041
Non-regulated pipeline, construction services and other	566,237	694,504
Total operation and maintenance	671,917	796,545
Purchased natural gas sold	258,602	371,015
Depreciation and amortization	55,750	52,233
Taxes, other than income	58,992	67,428
Electric fuel and purchased power	32,617	24,356
Total operating expenses	1,077,878	1,311,577
Operating income	135,947	118,521
Other income	13,787	10,374
Interest expense	28,706	23,953
Income before income taxes	121,028	104,942
Income taxes	20,130	21,067
Income from continuing operations	100,898	83,875
Discontinued operations, net of tax	—	(45,522)
Net income	$100,898	$38,353
Earnings per share - basic:
Income from continuing operations	$.50	$.41
Discontinued operations, net of tax	—	(.22)
Earnings per share - basic	$.50	$.19
Earnings per share - diluted:
Income from continuing operations	$.49	$.41
Discontinued operations, net of tax	—	(.22)
Earnings per share - diluted	$.49	$.19
Weighted average common shares outstanding - basic	203,779	203,624
Weighted average common shares outstanding - diluted	204,187	203,910
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Net income	$100,898	$38,353
Other comprehensive income:
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $11 for the three months ended 2023	—	34
Postretirement liability adjustment:
Amortization of postretirement liability losses included in net periodic benefit credit, net of tax of $34 and $34 for the three months ended in 2024 and 2023, respectively	104	100
Net unrealized gain (loss) on available-for-sale investments:
Net unrealized (loss) gain on available-for-sale investments arising during the period, net of tax of $(10) and $19 for the three months ended in 2024 and 2023, respectively	(36)	70
Reclassification adjustment for loss on available-for-sale investments included in net income, net of tax of $2 and $3 for the three months ended in 2024 and 2023, respectively	6	13
Net unrealized (loss) gain on available-for-sale investments	(30)	83
Other comprehensive income	74	217
Comprehensive income attributable to common stockholders	$100,972	$38,570
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Balance Sheets
(Unaudited)
	March 31, 2024	March 31, 2023	December 31, 2023
Assets	(In thousands, except shares and per share amounts)
Current assets:
Cash, cash equivalents and restricted cash	$89,296	$85,971	$76,975
Receivables, net	932,146	1,086,385	942,782
Current regulatory assets	158,614	216,318	172,492
Inventories	57,429	52,619	87,392
Prepayments and other current assets	82,459	46,525	84,082
Current assets of discontinued operations	—	620,896	—
Total current assets	1,319,944	2,108,714	1,363,723
Noncurrent assets:
Property, plant and equipment	7,441,589	6,962,954	7,341,116
Less accumulated depreciation and amortization	2,262,789	2,127,607	2,220,206
Net property, plant and equipment	5,178,800	4,835,347	5,120,910
Goodwill	488,960	488,960	488,960
Other intangible assets, net	1,482	3,571	2,004
Regulatory assets	414,433	349,500	447,099
Investments	119,396	136,924	124,235
Operating lease right-of-use assets	76,223	74,057	74,363
Other	240,633	157,903	211,865
Noncurrent assets of discontinued operations	—	1,687,611	—
Total noncurrent assets	6,519,927	7,733,873	6,469,436
Total assets	$7,839,871	$9,842,587	$7,833,159
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$—	$293,500	$95,000
Long-term debt due within one year	60,700	47,819	61,319
Accounts payable	420,168	429,014	475,215
Taxes payable	81,972	75,316	58,110
Dividends payable	25,044	45,306	25,461
Accrued compensation	47,394	51,499	85,512
Operating lease liabilities due within one year	23,134	21,994	22,884
Regulatory liabilities due within one year	90,115	44,395	70,761
Other accrued liabilities	174,296	178,771	181,471
Current liabilities of discontinued operations	—	448,715	—
Total current liabilities	922,823	1,636,329	1,075,733
Noncurrent liabilities:
Long-term debt	2,325,697	2,191,898	2,236,904
Deferred income taxes	461,808	467,007	458,548
Asset retirement obligations	388,451	376,085	384,371
Regulatory liabilities	523,484	454,669	521,050
Operating lease liabilities	53,204	52,619	51,645
Other	183,463	191,513	199,675
Noncurrent liabilities of discontinued operations	—	897,085	—
Total noncurrent liabilities	3,936,107	4,630,876	3,852,193
Commitments and contingencies
Stockholders' equity:
Common stock Authorized - 500,000,000 shares, $1.00 par value Shares issued - 203,888,237 at March 31, 2024, 204,162,814 at March 31, 2023 and 203,689,090 at December 31, 2023	203,888	204,163	203,689
Other paid-in capital	1,466,551	1,461,294	1,466,235
Retained earnings	1,328,812	1,943,917	1,253,693
Accumulated other comprehensive loss	(18,310)	(30,366)	(18,384)
Treasury stock at cost - 538,921 shares at March 31, 2023	—	(3,626)	—
Total stockholders' equity	2,980,941	3,575,382	2,905,233
Total liabilities and stockholders' equity	$7,839,871	$9,842,587	$7,833,159
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Equity
(Unaudited)
			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2023	203,689,090	$203,689	$1,466,235	$1,253,693	$(18,384)	—	$—	$2,905,233
Net income	—	—	—	100,898	—	—	—	100,898
Other comprehensive income	—	—	—	—	74	—	—	74
Dividends declared on common stock	—	—	—	(25,779)	—	—	—	(25,779)
Stock-based compensation	—	—	3,173	—	—	—	—	3,173
Issuance of common stock	—	—	(35)	—	—	—	—	(35)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	199,147	199	(2,822)	—	—	—	—	(2,623)
At March 31, 2024	203,888,237	$203,888	$1,466,551	$1,328,812	$(18,310)	—	$—	$2,980,941
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

Index

MDU Resources Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Operating activities:
Net income	$100,898	$38,353
Less: loss from discontinued operations, net of tax	—	(45,522)
Income from continuing operations	100,898	83,875
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	55,750	52,233
Deferred income taxes	1,059	9,613
Provision for credit losses	2,287	3,765
Amortization of debt issuance costs	228	248
Employee stock-based compensation costs	3,173	2,655
Pension and postretirement benefit plan net periodic benefit credit	(964)	(1,392)
Unrealized gains on investments	(2,873)	(3,066)
Gains on sales of assets	(1,276)	(1,545)
Changes in current assets and liabilities, net of acquisitions:
Receivables	12,283	(19,299)
Inventories	28,127	9,053
Other current assets	36,570	(41,319)
Accounts payable	(41,468)	(96,054)
Other current liabilities	(3,889)	50,322
Pension and postretirement benefit plan contributions	(8)	(9)
Other noncurrent changes	(24,800)	(11,380)
Net cash provided by continuing operations	165,097	37,700
Net cash used in discontinued operations	—	(81,348)
Net cash provided by (used in) operating activities	165,097	(43,648)
Investing activities:
Capital expenditures	(126,209)	(111,641)
Net proceeds from sale or disposition of property	2,820	3,169
Salvage value, net of cost of removal	31	892
Investments	(2,906)	(2,690)
Proceeds from investment cost basis withdrawal	9,000	—
Net cash used in continuing operations	(117,264)	(110,270)
Net cash used in discontinued operations	—	(40,754)
Net cash used in investing activities	(117,264)	(151,024)
Financing activities:
Issuance of short-term borrowings	—	275,000
Repayment of short-term borrowings	(95,000)	(20,000)
Issuance of long-term debt	89,200	43,835
Repayment of long-term debt	(623)	(169,823)
Debt issuance costs	(527)	(93)
Costs of issuance of common stock	(35)	—
Dividends paid	(25,904)	(45,246)
Repurchase of common stock	—	(4,811)
Tax withholding on stock-based compensation	(2,623)	(3,040)
Net cash (used in) provided by continuing operations	(35,512)	75,822
Net cash provided by discontinued operations	—	131,522
Net cash (used in) provided by financing activities	(35,512)	207,344
Increase in cash, cash equivalents and restricted cash	12,321	12,672
Cash, cash equivalents and restricted cash - beginning of year	76,975	80,517
Cash, cash equivalents and restricted cash - end of period *	$89,296	$93,189
*Includes cash of discontinued operations of $7.2 million at March 31, 2023.
The accompanying notes are an integral part of these consolidated financial statements.

Index
MDU Resources Group, Inc.
Notes to Consolidated
Financial Statements
March 31, 2024 and 2023
(Unaudited)
Note 1 - Basis of presentation
The accompanying consolidated interim financial statements were prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the 2023 Annual Report. The information is unaudited but includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements and are of a normal recurring nature. Depreciation and amortization expense is reported separately on the Consolidated Statements of Income and therefore is excluded from the other line items within operating expenses.
On May 31, 2023, the Company completed the separation of Knife River, formerly the construction materials and contracting segment, which resulted in two independent, publicly traded companies, MDU Resources Group, Inc. and Knife River. The Company's board of directors approved the distribution of approximately 90 percent of the issued and outstanding shares of Knife River to the Company's stockholders. Stockholders of the Company received one share of Knife River common stock for every four shares of the Company's common stock held on May 22, 2023, the record date for the distribution. The Company retained approximately 10 percent or 5.7 million shares of Knife River common stock immediately following the separation, which were disposed of in a tax-free exchange in November 2023. The separation of Knife River was a tax-free spinoff transaction to the Company's stockholders for U.S. federal income tax purposes.
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
On November 2, 2023, the Company announced its intent to pursue a tax-free spinoff of its wholly owned construction services business, MDU Construction Services. On March 13, 2024, the Company announced its construction services business, MDU Construction Services, rebranded to Everus Construction. The Company's board of directors believes a tax-free spinoff of the construction services business supports the Company's goal of enhancing value for stockholders by becoming a pure-play regulated energy delivery company. The separation will occur by means of a tax-free spinoff of a newly formed company, Everus, which will own the assets and liabilities of Everus Construction.
Management has also evaluated the impact of events occurring after March 31, 2024, up to the date of the issuance of these consolidated interim financial statements on May 2, 2024, that would require recognition or disclosure in the Consolidated Financial Statements.

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
ASU 2024-01 Compensation - Stock Compensation
This FASB issued improvements to GAAP through an example to demonstrate application of the scope of paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted in Compensation - Stock Compensation.
		Effective for fiscal year beginning after December 15, 2024.	The Company is currently evaluating the impact the guidance will have on its disclosures for the year ended December 31, 2025.

Index
Note 3 - Discontinued operations
On May 31, 2023, the Company completed the previously announced separation of Knife River, its former construction materials and contracting segment, into a new publicly traded company. The separation was achieved through the Company's pro-rata distribution of approximately 90 percent of the outstanding shares of Knife River to the Company's common stockholders. To effect the separation, the Company distributed to its stockholders one share of Knife River common stock for every four shares of the Company's common stock held on May 22, 2023, the record date for the distribution, with the Company retaining approximately 10 percent, or 5.7 million shares of Knife River common stock immediately following the separation. In the fourth quarter of 2023, the Company completed the tax-free exchange of its retained shares.
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
The Company provided to Knife River and Knife River provided to the Company transition services in accordance with the TSA entered into on May 31, 2023. For the three months ended March 31, 2024, the Company received $1.0 million; and paid $78,200, for these related activities. The majority of the transition services are expected to be provided for a period of one year, however, no longer than two years after the separation.
Separation related costs of $4.3 million, net of tax, were incurred during the three months ended March 31, 2023. Separation costs incurred are presented in income (loss) from discontinued operations in the Consolidated Statements of Income. These charges primarily relate to transaction and third-party support costs, one-time business separation fees and related tax charges.

Index
The Company had no assets or liabilities related to the discontinued operations of Knife River on its balance sheet as of March 31, 2024 or December 31, 2023. The carrying amounts of the major classes of assets and liabilities of discontinued operations included in the Company’s Consolidated Balance Sheet at March 31, 2023 were as follows:

March 31, 2023
Assets	(In Thousands)
Current assets:
Cash and cash equivalents	$7,218
Receivables, net	205,564
Inventories	373,215
Prepayments and other current assets	34,899
Total current assets of discontinued operations	620,896
Noncurrent assets:
Net property, plant and equipment	1,317,368
Goodwill	274,540
Other intangible assets, net	12,763
Investments	35,542
Operating lease right-of-use assets	43,995
Other	3,403
Total noncurrent assets of discontinued operations	1,687,611
Total assets of discontinued operations	$2,308,507
Liabilities
Current liabilities:
Short-term borrowings	$208,000
Long-term debt due within one year	30,211
Accounts payable	118,175
Taxes payable	(1,402)
Accrued compensation	14,010
Operating lease liabilities due within one year	12,981
Other accrued liabilities	66,740
Total current liabilities of discontinued operations	448,715
Noncurrent liabilities:
Long-term debt	577,138
Deferred income taxes	175,062
Asset retirement obligations	33,462
Operating lease liabilities	31,014
Other	80,409
Total noncurrent liabilities of discontinued operations	897,085
Total liabilities of discontinued operations	$1,345,800

Index
The reconciliation of the major classes of income and expense constituting pretax loss from discontinued operations to the after-tax loss from discontinued operations on the Consolidated Statements of Income were as follows:

Three Months Ended
March 31,
2023
(In thousands)
Operating revenues	$307,239
Operating expenses	351,274
Operating loss	(44,035)
Other income	493
Interest expense	14,067
Loss from discontinued operations before income taxes	(57,609)
Income taxes	(12,087)
Discontinued operations, net of tax	$(45,522)
Note 4 - Seasonality of operations
Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results for particular businesses, and for the Company as a whole, may not be indicative of results for the full fiscal year.
Note 5 - Receivables and allowance for expected credit losses
Receivables consist primarily of trade and contracting services receivables from the sale of goods and services, net of expected credit losses. The Company's trade receivables are all due in 12 months or less. The total balance of receivables past due 90 days or more was $70.2 million, $39.8 million and $45.7 million at March 31, 2024 and 2023, and December 31, 2023, respectively.
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
Details of the Company's expected credit losses were as follows:

	Electric	Natural gas distribution	Pipeline	Construction services	Total
	(In thousands)
At December 31, 2023	$414	$1,189	$—	$7,967	$9,570
Current expected credit loss provision	782	1,916	—	(411)	2,287
Less write-offs charged against the allowance	659	1,455	—	48	2,162
Credit loss recoveries collected	147	314	—	—	461
At March 31, 2024	$684	$1,964	$—	$7,508	$10,156

	Electric	Natural gas distribution	Pipeline	Construction services	Total
	(In thousands)
At December 31, 2022	$375	$1,615	$2	$2,162	$4,154
Current expected credit loss provision	615	2,324	—	826	3,765
Less write-offs charged against the allowance	667	1,225	—	51	1,943
Credit loss recoveries collected	145	229	—	1	375
At March 31, 2023	$468	$2,943	$2	$2,938	$6,351

Index
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

	March 31, 2024	March 31, 2023	December 31, 2023
	(In thousands)
Merchandise for resale	38,280	29,934	34,955
Natural gas in storage (current)	9,309	8,662	39,377
Materials and supplies	$3,636	$7,064	$5,460
Other	6,204	6,959	7,600
Total	$57,429	$52,619	$87,392
The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in noncurrent assets - other and was $50.1 million, $47.4 million and $48.5 million at March 31, 2024 and 2023 and December 31, 2023, respectively.
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

	Three Months Ended
	March 31,
	2024	2023
	(In thousands, except per share amounts)
Weighted average common shares outstanding - basic	203,779	203,624
Effect of dilutive performance share awards and restricted stock units	408	286
Weighted average common shares outstanding - diluted	204,187	203,910

Earnings per share - basic:
Income from continuing operations	$.50	$.41
Discontinued operations, net of tax	—	(.22)
Earnings per share - basic	$.50	$.19

Earnings per share - diluted:
Income from continuing operations	$.49	$.41
Discontinued operations, net of tax	—	(.22)
Earnings per share - diluted	$.49	$.19

Shares excluded from the calculation of diluted earnings per share	—	—
Dividends declared per common share	0.1250	$.2225

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
The Company recognizes revenue from the sale of emissions allowances allocated under the environmental programs in certain states. The Company has the right to payment when the allowances are sold at auction. Revenue is recognized on a point in time basis within the quarter that the auction is held. The revenues associated with the sale of these allowances are deferred as a component of the respective jurisdiction’s regulatory asset or liability for environmental compliance. For more information on the Company’s regulatory assets and liabilities, see Note 10.
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
The Company received notification in 2023 from a customer on a large project with a contract that was billed on a time and materials basis with no stated maximum price, that it is withholding payment of approximately $31.0 million on remaining outstanding billings, including retention. The Company believes it has substantial defenses against these claims based upon the terms of the contract and the Company's belief that it has fully performed under the terms of the contract. The Company believes collection of the remaining outstanding billings, including retention is probable and, as a result, the Company has recognized the revenue from this project in its results. However, there is uncertainty surrounding this matter, including the potential long-term nature of dispute resolution, the Company filing a lien on the property and the broad range of possible consideration amounts as a result of negotiations and potential litigation to resolve the dispute.
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

Three Months Ended March 31, 2024	Electric	Natural gas distribution	Pipeline	Construction services	Other	Total
	(In thousands)
Residential utility sales	$39,222	$263,103	$—	$—	$—	$302,325
Commercial utility sales	41,515	162,130	—	—	—	203,645
Industrial utility sales	11,349	14,579	—	—	—	25,928
Other utility sales	1,936	—	—	—	—	1,936
Natural gas transportation	—	14,591	43,637	—	—	58,228
Natural gas storage	—	—	5,382	—	—	5,382
Electrical & mechanical specialty contracting	—	—	—	439,378	—	439,378
Transmission & distribution specialty contracting	—	—	—	176,860	—	176,860
Other	15,630	3,201	2,256	46	1,433	22,566
Intersegment eliminations	(28)	(56)	(30,311)	(87)	(1,417)	(31,899)
Revenues from contracts with customers	109,624	457,548	20,964	616,197	16	1,204,349
Other revenues	(1,897)	1,921	47	9,405	—	9,476
Total external operating revenues	$107,727	$459,469	$21,011	$625,602	$16	$1,213,825

Index

Three Months Ended March 31, 2023	Electric	Natural gas distribution	Pipeline	Construction services	Other	Total
	(In thousands)
Residential utility sales	$37,825	$327,651	$—	$—	$—	$365,476
Commercial utility sales	36,347	204,927	—	—	—	241,274
Industrial utility sales	10,763	16,838	—	—	—	27,601
Other utility sales	1,774	—	—	—	—	1,774
Natural gas transportation	—	13,504	34,983	—	—	48,487
Natural gas storage	—	—	3,861	—	—	3,861
Electrical & mechanical specialty contracting	—	—	—	590,263	—	590,263
Transmission & distribution specialty contracting	—	—	—	152,022	—	152,022
Other	11,878	4,721	1,859	33	1,572	20,063
Intersegment eliminations	(27)	(70)	(26,270)	—	(1,572)	(27,939)
Revenues from contracts with customers	98,560	567,571	14,433	742,318	—	1,422,882
Other revenues	(2,863)	(1,974)	38	12,015	—	7,216
Total external operating revenues	$95,697	$565,597	$14,471	$754,333	$—	$1,430,098

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
The changes in contract assets and liabilities were as follows:

	March 31, 2024	December 31, 2023	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$165,924	$158,861	$7,063	Receivables, net
Contract liabilities - current	(187,741)	(202,144)	14,403	Accounts payable
Contract liabilities - noncurrent	(2,161)	(291)	(1,870)	Noncurrent liabilities - other
Net contract liabilities	$(23,978)	$(43,574)	$19,596
The Company recognized $97.6 million in revenue for the three months ended March 31, 2024, which was previously included in contract liabilities at December 31, 2023. The Company recognized $134.6 million in revenue for the three months ended March 31, 2023, which was previously included in contract liabilities at December 31, 2022.
The Company recognized a net increase in revenues of $33.4 million and $17.7 million for the three months ended March 31, 2024 and 2023, respectively, from performance obligations satisfied in prior periods.

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
The remaining performance obligations at the pipeline segment include firm transportation and storage contracts with fixed pricing and fixed volumes. The Company has applied the practical expedient that does not require additional disclosures for contracts with an original duration of less than 12 months, to certain firm transportation, storage and non-regulated contracts. The Company's firm transportation and storage contracts included in the remaining performance obligations have weighted average remaining durations of less than five years and two years, respectively.
At March 31, 2024, the Company's remaining performance obligations were $2.8 billion. The Company expects to recognize the following revenue amounts in future periods related to these remaining performance obligations: $1.8 billion within the next 12 months or less; $412.8 million within the next 13 to 24 months; and $530.6 million in 25 months or more.
Note 9 - Leases
The Company's leases primarily include operating leases for equipment, buildings, easements and vehicles. The Company leases certain equipment to third parties through its utility and construction services segments, which are considered short-term operating leases with terms of less than 12 months.
The Company recognized revenue from operating leases of $9.5 million and $12.2 million for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, the Company had $8.5 million of lease receivables with a majority due within 12 months.

Index
Note 10 - Regulatory assets and liabilities
The following table summarizes the individual components of unamortized regulatory assets and liabilities:

	Estimated Recovery or Refund Period as of March 31, 2024	*	March 31, 2024	March 31, 2023	December 31, 2023
			(In thousands)
Regulatory assets:
Current:
Natural gas costs recoverable through rate adjustments	Up to 1 year		$110,481	$198,166	$98,844
Electric fuel and purchased power deferral	Up to 1 year		17,061	3,279	33,918
Conservation programs	Up to 1 year		13,735	8,599	14,425
Environmental compliance programs	Up to 1 year		7,443	1,191	5,525
Cost recovery mechanisms	Up to 1 year		6,454	3,954	9,153
Other	Up to 1 year		3,440	1,129	10,627
			158,614	216,318	172,492
Noncurrent:
Pension and postretirement benefits	**		142,511	143,349	142,511
Cost recovery mechanisms	Up to 25 years		84,546	65,732	85,944
Environmental compliance programs	-		50,372	21,942	66,806
Plant costs/asset retirement obligations	Over plant lives		45,702	44,131	46,009
Natural gas costs recoverable through rate adjustments	Up to 2 years		25,915	—	55,493
Manufactured gas plant site remediation	-		25,851	26,605	26,127
Taxes recoverable from customers	Over plant lives		12,331	12,198	12,249
Electric fuel and purchased power deferral	Up to 2 years		15,612	—	—
Long-term debt refinancing costs	Up to 36 years		2,453	3,041	2,600
Plant to be retired	-		294	21,072	772
Other	Up to 15 years		8,846	11,430	8,588
			414,433	349,500	447,099
Total regulatory assets			$573,047	$565,818	$619,591
Regulatory liabilities:
Current:
Natural gas costs refundable through rate adjustments	Up to 1 year		$54,282	$6,331	$43,161
Provision for rate refund	Up to 1 year		6,517	1,115	6,866
Cost recovery mechanisms	Up to 1 year		5,642	2,926	6,284
Conservation programs	Up to 1 year		3,576	3,834	2,130
Margin sharing	Up to 1 year		2,869	—	5,243
Taxes refundable to customers	Up to 1 year		1,991	1,513	2,149
Refundable fuel and electric costs	Up to 1 year		1,122	1,179	263
Electric fuel and purchased power deferral	Up to 1 year		746	9,630	—
Other	Up to 1 year		13,370	17,867	4,665
			90,115	44,395	70,761
Noncurrent:
Plant removal and decommissioning costs	Over plant lives		220,519	214,467	220,147
Taxes refundable to customers	Over plant lives		190,850	200,879	193,578
Environmental compliance programs	-		63,746	—	61,941
Cost recovery mechanisms	Up to 18 years		24,269	16,313	21,791
Accumulated deferred investment tax credit	Over plant lives		16,129	13,996	15,740
Pension and postretirement benefits	**		6,044	7,376	6,044
Other	Up to 14 years		1,927	1,638	1,809
			523,484	454,669	521,050
Total regulatory liabilities			$613,599	$499,064	$591,811
Net regulatory position			$(40,552)	$66,754	$27,780
*Estimated recovery or refund period for amounts currently being recovered or refunded in rates to customers.
**    Recovered as expense is incurred or cash contributions are made.

Index
At March 31, 2024 and 2023, and December 31, 2023, approximately $191.7 million, $255.6 million and $194.3 million, respectively, of regulatory assets were not earning a rate of return; however, these regulatory assets are expected to be recovered from customers in future rates. These assets are largely comprised of the unfunded portion of pension and postretirement benefits, asset retirement obligations, certain pipeline integrity costs and the estimated future cost of manufactured gas plant site remediation.
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
Note 11 - Environmental allowances and obligations
Beginning in 2023, the Company's natural gas distribution segment acquires environmental allowances as part of its requirement to comply with environmental regulations in certain states. Allowances are allocated by the respective states to the Company at no cost and additional allowances are required to be purchased as needed based on the requirements in the respective states. The segment records purchased and allocated environmental allowances at weighted average cost under the inventory method of accounting. Environmental allowances are included in prepayments and other current assets and noncurrent assets - other on the Consolidated Balance Sheets.
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
As environmental allowances are surrendered, the segment reduces the associated environmental compliance assets and liabilities from the Consolidated Balance Sheets. The expenses and revenues associated with the Company’s environmental allowances and obligations are deferred as regulatory assets and liabilities. For more information on the Company’s regulatory assets and liabilities, see Note 10.
Note 12 - Fair value measurements
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
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of insurance contracts, to satisfy its obligations under its unfunded, nonqualified defined benefit and defined contribution plans for executive officers and certain key management employees and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $62.7 million, $83.5 million and $66.2 million, at March 31, 2024 and 2023, and December 31, 2023, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized gain on these investments was $2.9 million for both the three months ended March 31, 2024 and 2023. The change in fair value, which is considered part of the cost of the plan, is classified in other income on the Consolidated Statements of Income. In the first quarter of 2024 and the fourth quarter of 2023 the Company withdrew $9.0 million and $20.0 million, respectively, of its cost basis, which reduced investments on the Consolidated Balance Sheets.
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

March 31, 2024	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,072	$4	$507	$7,569
U.S. Treasury securities	3,756	35	2	3,789
Total	$11,828	$39	$509	$11,358

Index

March 31, 2023	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,557	$3	$561	$7,999
U.S. Treasury securities	3,023	8	51	2,980
Total	$11,580	$11	$612	$10,979

December 31, 2023	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,234	$17	$470	$7,781
U.S. Treasury securities	3,521	28	8	3,541
Total	$11,755	$45	$478	$11,322

The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at March 31, 2024, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2024
	(In thousands)
Assets:
Money market funds	$—	$6,985	—	$6,985
Insurance contracts*	—	62,713	—	62,713
Available-for-sale securities:
Mortgage-backed securities	—	7,569	—	7,569
U.S. Treasury securities	—	3,789	—	3,789
Total assets measured at fair value	$—	$81,056	$—	$81,056

* The insurance contracts invest approximately 57 percent in fixed-income investments, 17 percent in common stock of large-cap companies, 10 percent in target date investments, 8 percent in common stock of mid-cap companies, 4 percent in common stock of small-cap companies, 3 percent in cash equivalents, and 1 percent in international investments.

	Fair Value Measurements at March 31, 2023, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2023
	(In thousands)
Assets:
Money market funds	$—	$5,447	$—	$5,447
Insurance contracts*	—	83,460	—	83,460
Available-for-sale securities:
Mortgage-backed securities	—	7,999	—	7,999
U.S. Treasury securities	—	2,980	—	2,980
Total assets measured at fair value	$—	$99,886	$—	$99,886

* The insurance contracts invest approximately 61 percent in fixed-income investments, 15 percent in common stock of large-cap companies, 8 percent in common stock of mid-cap companies, 7 in target date investments, 6 percent in common stock of small-cap companies, 2 percent in cash equivalents and 1 percent in international investments.

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

* The insurance contracts invest approximately 60 percent in fixed-income investments, 15 percent in common stock of large-cap companies, 8 percent in target date investments, 7 percent in common stock of mid-cap companies, 5 percent in common stock of small-cap companies, 3 percent in cash equivalents, 1 percent in high yield investments and 1 percent in international investments.

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
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	March 31, 2024	March 31, 2023	December 31, 2023
	(In thousands)
Carrying amount	$2,386,397	$2,239,718	$2,298,223
Fair value	$2,098,002	$1,974,344	$2,046,039
The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.

Index
Note 13 - Debt
Due to the Knife River separation, Centennial repaid all of its outstanding debt in the second quarter of 2023, which was funded by the Knife River repayment and the Company entering into various new debt instruments. Refer to Note 3 for additional information related to the repayment of debt associated with the Knife River separation.

Certain debt instruments of the Company and its subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the debt agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at March 31, 2024. In the event the Company or its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.

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
Short-term debt
Cascade On January 20, 2023, Cascade entered into a $150.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of January 19, 2024. On December 5, 2023, Cascade paid down $100.0 million of the outstanding balance. On January 19, 2024, Cascade made the final $50.0 million repayment on the $150.0 million term loan agreement.
Intermountain On January 20, 2023, Intermountain entered into a $125.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of January 19, 2024. In March, April, and May 2023, Intermountain paid down $20.0 million, $30.0 million, and $30.0 million, respectively, of the outstanding balance. On January 19, 2024, Intermountain made the final $45.0 million repayment on the $125.0 million term loan agreement.

Long-term debt
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at March 31, 2024	March 31, 2024	March 31, 2023	December 31, 2023
		(In thousands)
Senior Notes due on dates ranging from July 15, 2024 to June 15, 2062	4.46%	$1,882,000	$1,848,500	$1,882,000
Term Loan Agreements due on dates ranging from May 31, 2025 to September 3, 2032	6.48%	196,300	7,000	196,300
Commercial paper supported by revolving credit agreement	5.72%	158,800	264,540	144,200
Credit agreements due on dates ranging from October 13, 2027 to November 30, 2027	8.57%	120,700	89,144	46,100
Medium-Term Notes due on dates ranging from September 15, 2027 to March 16, 2029	7.32%	35,000	35,000	35,000
Other notes due on dates ranging from May 31, 2028 to November 30, 2038	6.00%	357	991	980
Less unamortized debt issuance costs		6,760	5,174	6,357
Less discount		—	284	—
Total long-term debt		2,386,397	2,239,717	2,298,223
Less current maturities		60,700	47,819	61,319
Net long-term debt		$2,325,697	$2,191,898	$2,236,904
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs and discount, at March 31, 2024, were as follows:

	Remainder of 2024	2025	2026	2027	2028	Thereafter
	(In thousands)
Long-term debt maturities	$60,700	$347,700	$140,700	$141,400	$234,500	$1,468,157

Index
Note 14 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Interest, net*	$21,155	$21,362
Income taxes paid (refunded), net**	$(257)	$7,972
*AFUDC - borrowed was $2.7 million and $2.4 million for the three months ended March 31, 2024 and 2023, respectively. Interest, net also includes interest classified as discontinued operations in 2023.

Noncash investing and financing transactions were as follows:

	March 31, 2024	March 31, 2023	December 31, 2023
	(In thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,735	$13,201	$46,181
Property, plant and equipment additions in accounts payable	$32,972	$29,564	$46,622
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
The pipeline segment provides natural gas transportation and underground storage services through a regulated pipeline system primarily in the Rocky Mountain and northern Great Plains regions of the United States. This segment also provides non-regulated energy-related services, including cathodic protection.
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
The Other category includes the activities of Centennial Capital, which, through its subsidiary InterSource Insurance Company, insures various types of risks as a captive insurer for certain of the Company's subsidiaries. The function of the captive insurer is to fund the self-insured layers of the insured Company's general liability, automobile liability, pollution liability and other coverages. Centennial Capital also owns certain real and personal property. In addition, the Other category includes certain assets, liabilities and tax adjustments of the holding company primarily associated with corporate functions, as well as costs associated with certain strategic initiatives. Also included are certain general and administrative costs (reflected in operation and maintenance expense) and interest expense, which were previously allocated to the refining business, Fidelity and Knife River which do not meet the criteria for income (loss) from discontinued operations.
Discontinued operations includes Knife River's operations, associated separation costs and interest on debt facilities repaid in connection with the Knife River separation. Discontinued operations also includes the supporting activities of Fidelity other than certain general and administrative costs and interest expense as described above.

Index
The information below follows the same accounting policies as described in Note 2 of the Notes to Consolidated Financial Statements in the 2023 Annual Report. Information on the Company's segments was as follows:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
External operating revenues:
Regulated operations:
Electric	$107,727	$95,697
Natural gas distribution	459,469	565,597
Pipeline	18,821	12,638
	586,017	673,932
Non-regulated operations:
Pipeline	2,190	1,833
Construction services	625,602	754,333
Other	16	—
	627,808	756,166
Total external operating revenues	$1,213,825	$1,430,098

Intersegment operating revenues:
Regulated operations:
Electric	$28	$27
Natural gas distribution	56	70
Pipeline	30,275	26,259
	30,359	26,356
Non-regulated operations:
Pipeline	36	11
Construction services	87	—
Other	1,417	1,572
	1,540	1,583
Total intersegment operating revenues	$31,899	$27,939

Operating income (loss):
Electric	$22,788	$21,091
Natural gas distribution	58,238	58,505
Pipeline	22,650	13,040
Construction services	38,884	35,217
Other	(6,613)	(9,332)
Total operating income	$135,947	$118,521

Income (loss) from continuing operations:
Regulated operations:
Electric	$17,869	$16,607
Natural gas distribution	40,070	38,928
Pipeline	15,404	8,929
	73,343	64,464
Non-regulated operations:
Pipeline	(346)	(458)
Construction services	28,214	28,809
Other	(313)	(8,940)
	27,555	19,411
Income from continuing operations	100,898	83,875
Discontinued operations, net of tax	—	(45,522)
Net income	$100,898	$38,353

Index
A reconciliation of reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Operating revenues reconciliation:
Total reportable segment operating revenues	$1,244,291	$1,456,465
Other revenue	1,433	1,572
Elimination of intersegment operating revenues	(31,899)	(27,939)
Total consolidated operating revenues	$1,213,825	$1,430,098
Note 16 - Employee benefit plans
Pension and other postretirement plans
The Company has noncontributory qualified defined benefit pension plans and other postretirement benefit plans for certain eligible employees.
Components of net periodic benefit cost (credit) for the Company's pension benefit plans were as follows:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Components of net periodic benefit cost (credit):
Interest cost	$3,200	$3,380
Expected return on assets	(4,028)	(4,298)
Amortization of net actuarial loss	1,037	773
Net periodic benefit cost (credit)	$209	$(145)
Components of net periodic benefit credit for the Company's other postretirement benefit plans were as follows:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Components of net periodic benefit credit:
Service cost	$126	$138
Interest cost	459	489
Expected return on assets	(1,329)	(1,348)
Amortization of prior service credit	(330)	(330)
Amortization of net actuarial gain	(72)	(168)
Net periodic benefit credit, including amount capitalized	(1,146)	(1,219)
Less amount capitalized	22	24
Net periodic benefit credit	$(1,168)	$(1,243)

The components of net periodic benefit cost (credit), other than the service cost component, are included in other income on the Consolidated Statements of Income. The service cost component is included in operation and maintenance expense on the Consolidated Statements of Income.
Nonqualified defined benefit plans
In addition to the qualified defined benefit pension plans reflected in the table at the beginning of this note, the Company also has unfunded, nonqualified defined benefit plans for executive officers and certain key management employees. The Company's net periodic benefit cost for these plans was $733,000 and $746,000 for the three months ended March 31, 2024 and 2023, respectively. The components of net periodic benefit cost for these plans are included in other income on the Consolidated Statements of Income.

Index
Note 17 - Regulatory matters
The Company regularly reviews the need for electric and natural gas rate changes in each of the jurisdictions in which service is provided. The Company files for rate adjustments to seek recovery of operating costs and capital investments, as well as reasonable returns as allowed by regulators. Certain regulatory proceedings and cases may also contain recurring mechanisms that can have an annual true-up. Examples of these recurring mechanisms include: infrastructure riders, transmission trackers, renewable resource cost adjustment riders, as well as weather normalization and decoupling mechanisms. The following paragraphs summarize the Company's significant open regulatory proceedings and cases by jurisdiction including updates to those reported in the 2023 Annual Report and should be read in conjunction with previous filings. The Company is unable to predict the ultimate outcome of these matters, the timing of final decisions of the various regulators and courts, or the effect on the Company's results of operations, financial position or cash flows.
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
SDPUC
On August 15, 2023, Montana-Dakota filed a request with the SDPUC for an electric general rate increase of approximately $3.0 million annually or 17.3 percent above current rates. The requested increase is primarily to recover investments in production, transmission and distribution facilities and the associated depreciation, operation and maintenance expense and taxes associated with the increased investment. On January 26, 2024, Montana-Dakota filed a notice of intent to implement interim rates of $2.7 million annually or 15.4 percent above current rates, which reflects the removal of Heskett Unit 4 due to the project delay caused by unforeseen operational setbacks. The interim rates, subject to refund, were effective March 1, 2024. This matter is pending before the SDPUC.
On August 15, 2023, Montana-Dakota filed a request with the SDPUC for a natural gas general rate increase of approximately $7.4 million annually or 11.2 percent above current rates. The requested increase is primarily to recover investments in system upgrades and pipeline replacement projects enhancing the reliability, safety and integrity of the natural gas system, as well as increased costs to operate and maintain that system. On January 26, 2024, Montana-Dakota filed a notice of intent to implement interim rates, subject to refund, which were effective March 1, 2024. This matter is pending before the SDPUC.
WUTC
On March 29, 2024, Cascade filed a request with the WUTC for a multi-year natural gas general rate increase of $43.8 million or 11.6 percent effective March 1, 2025 and $11.7 million or 2.8 percent to be effective March 1, 2026. Multi-year filings are now required by Washington law that went into effect on January 1, 2022. The requested increase is primarily to recover infrastructure investments necessary to provide safe and reliable service and higher operating costs due to inflation. This matter is pending before the WUTC.

Index
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
At March 31, 2024 and 2023, and December 31, 2023, the Company accrued liabilities, which have not been discounted, of $22.9 million, $23.4 million and $22.5 million, respectively. At March 31, 2024 and 2023, and December 31, 2023, the Company also recorded corresponding insurance receivables of $80,000, $2.0 million and $202,000, respectively, and regulatory assets of $21.6 million, $20.9 million and $21.6 million, respectively, related to the accrued liabilities. The accruals are for contingencies resulting from litigation and environmental matters. This includes amounts that have been accrued for matters discussed in Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
Environmental matters
The Company is a party to claims for the cleanup of environmental contamination at certain manufactured gas plant sites. There were no material changes to the Company's environmental matters that were previously reported in the 2023 Annual Report.
Guarantees
Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, insurance deductibles and loss limits, and certain other guarantees. At March 31, 2024, the fixed maximum amounts guaranteed under these agreements aggregate $329.9 million. Certain of the guarantees also have no fixed maximum amounts specified. At March 31, 2024, the amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate to $53.0 million in 2024; $210.7 million in 2025; $64.9 million in 2026; $1.0 million in 2027; $0.3 million in 2028; and $0 thereafter. There were no amounts outstanding under the previously mentioned guarantees at March 31, 2024. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.
The Company and certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At March 31, 2024, the fixed maximum amounts guaranteed under these letters of credit aggregated $14.3 million, with the scheduled expiration of the maximum amounts guaranteed under these letters aggregate $12.3 million in 2024 and $2.0 million in 2025. There were no amounts outstanding under the previously mentioned letters of credit at March 31, 2024. In the event of default under these letter of credit obligations, the subsidiary guaranteeing the letter of credit would be obligated for reimbursement of payments made under the letter of credit.
In addition, Centennial and Everus Construction have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial or Everus Construction would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company were reflected on the Consolidated Balance Sheet at March 31, 2024.
In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. At March 31, 2024, approximately $738.1 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.

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
At March 31, 2024, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $27.1 million.
Note 19 - Subsequent event
On April 1, 2024, WBI Energy Transmission entered into a $60.0 million term loan agreement with an interest rate of 4.52 percent and a maturity date of April 1, 2039. The agreement contains customary covenants and provisions, including a covenant of WBI Energy Transmission not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.

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
Strategic Initiatives The Company incurred costs in connection with the strategic initiatives in 2023 and 2024, as noted in the Business Segment Financial and Operating Data section and expects to continue to incur these costs until the initiatives are completed.
On May 31, 2023, the Company completed the separation of Knife River, its construction materials and contracting business, from the Company, resulting in Knife River becoming an independent, publicly traded company. The Company's board of directors approved the distribution of approximately 90 percent of the issued and outstanding shares of Knife River to the Company's stockholders. Stockholders of the Company received one share of Knife River common stock for every four shares of the Company's common stock held on May 22, 2023, the record date for the distribution. The Company retained approximately 10 percent or 5.7 million shares of Knife River common stock immediately following the separation, which were disposed of in a tax-free exchange in November 2023. The separation of Knife River was a tax-free spinoff transaction to the Company's stockholders for U.S. federal income tax purposes.
On November 2, 2023, the Company announced its intent to pursue a tax-free spinoff of its wholly owned construction services business, MDU Construction Services. On March 13, 2024, the Company announced its construction services business, MDU Construction Services, rebranded to Everus Construction in preparation for the planned tax-free spinoff of the business, which is expected to be complete in late 2024. The Company's board of directors believes a tax-free spinoff of the construction services business supports the Company's goal of enhancing value for stockholders by becoming a pure-play regulated energy delivery company. For more information, see Part I, Item 1A. Risk Factors in the 2023 Annual Report.
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
Market Trends The Company continues to manage the inflationary pressures experienced throughout the United States, including the impact that inflation, higher interest rates, commodity price volatility and supply chain disruptions may have on its business and customers and proactively looks for ways to lessen the impact to its business. Rising interest rates have resulted in and may continue to result in higher borrowing costs on new debt, resulting in impacts to the Company's asset valuations and negatively impacting the purchasing power of its customers. The Company has continued to evaluate its businesses and has increased pricing for its products and services where possible. The ability to raise selling prices to cover higher costs due to inflation are subject to regulatory approval, customer demand, industry competition and the availability of materials, among other things.
For more information on possible impacts to the Company's businesses, see the Outlook for each segment below and Part I, Item 1A. Risk Factors in the 2023 Annual Report.
Forward-Looking Statements
The following sections contain forward-looking statements within the meaning of Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions, and include statements concerning plans, trends, objectives, goals, strategies, performance or future events, including the dividend payout ratio target, the anticipated tax-free spinoff of its construction services business or the proposed future structure of the Company as a pure-play regulated energy delivery company, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within Business Segment Financial and Operating Data.

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
Any forward-looking statement contained in this document speaks only as of the date on which the statement is made and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances that occur after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as required by law. New factors emerge from time to time, and it is not possible for management to predict all of the factors, nor can it assess the effect of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. All forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are expressly qualified by the risk factors and cautionary statements reported in Part II, Item 1A. Risk Factors in this quarterly report, Part I, Item 1A. Risk Factors in the 2023 Annual Report and subsequent filings with the SEC.
Consolidated Earnings Overview
The following table summarizes the contribution to the consolidated income by each of the Company's business segments.

	Three Months Ended
	March 31,
	2024	2023
	(In millions, except per share amounts)
Electric	$17.9	$16.6
Natural gas distribution	40.1	38.9
Pipeline	15.1	8.4
Construction services	28.2	28.8
Other	(.4)	(8.9)
Income from continuing operations	100.9	83.8
Discontinued operations, net of tax	—	(45.5)
Net income	$100.9	$38.3
Earnings per share - basic:
Income from continuing operations	$.50	$.41
Discontinued operations, net of tax	—	(.22)
Earnings per share - basic	$.50	$.19
Earnings per share - diluted:
Income from continuing operations	$.49	$.41
Discontinued operations, net of tax	—	(.22)
Earnings per share - diluted	$.49	$.19
Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023 The Company's consolidated earnings increased $62.6 million. The Company benefited from increased earnings from most businesses and was positively impacted by the absence of the 2023 loss from discontinued operations.
•Earnings at the electric business were positively impacted by higher retail sales revenue due to rate relief in North Dakota and Montana, and providing power to a data center near Ellendale, North Dakota. The increase was partially offset by lower residential volumes and higher operation and maintenance expense, primarily contract services costs.
•Earnings increased at the natural gas distribution business, which benefited from interim rate relief in North Dakota and South Dakota, higher interest income and increased transportation revenue, primarily to serve electric generation and industrial customers. These increases were offset in part by a 7 percent decrease in retail sales volumes to all customer classes due to warmer weather, which was partially offset by weather normalization and decoupling mechanisms. Also decreasing net income was higher depreciation expense, primarily due to increased asset additions, and higher operation and maintenance expense, primarily higher contract services costs and increased software-related expenses.
•The earnings increase at the pipeline business was driven by higher transportation volumes, primarily from organic growth projects placed in service in November 2023 and March 2024, and increased contracted volume commitments beginning February 2023 from the North Bakken Expansion project. New transportation and storage service rates effective August 1, 2023, and higher storage-related revenue further drove the increase. The increase was offset in part by higher operation and maintenance expense, primarily attributable to payroll-related costs. The business also incurred higher interest expense as a result of higher debt balances and higher interest rates.

Index
•The construction services business earnings increased, primarily as a result of higher margins, largely in the utility market, due to efficiencies in labor and equipment utilization on certain projects. The business was negatively impacted by higher selling, general and administrative costs, including increased rent expense, higher payroll-related costs, increased professional services expenses, and decreased other income related to joint ventures. The decrease in income from continuing operations at the construction services business is a result of interest on debt facilities repaid in connection with the Knife River separation in 2023 classified as discontinued operations.
•Other experienced lower income taxes from income tax adjustments related to the Company's annualized estimated tax rate. Other also benefited from increased interest income and lower operation and maintenance expense. Decreased operation and maintenance expense is largely a result of corporate overhead costs classified as continuing operations that were allocated to the construction materials business in 2023 which are not included in Other in 2024. These benefits were partially offset by higher interest expense related to debt issued in connection with funding the Company's strategic initiative costs.
•The Company was also positively impacted by the absence of the 2023 loss from discontinued operations, which included the historical results of operations for Knife River, except for certain allocated corporate overhead costs classified as continuing operations, which do not meet the criteria for discontinued operations. Also included in discontinued operations in 2023 were strategic initiative costs associated with the Knife River separation.
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
For information pertinent to various commitments and contingencies, see the Notes to Consolidated Financial Statements. For a summary of the Company's business segments, see Note 15 of the Notes to Consolidated Financial Statements.
Electric and Natural Gas Distribution
Strategy and challenges The electric and natural gas distribution segments provide electric and natural gas distribution services to customers, as discussed in Note 15. Both segments strive to be top performing utility companies measured by integrity, employee safety and satisfaction, customer service and stockholder return. The segments provide safe, reliable, competitively priced and environmentally responsible energy service to customers while focusing on growth and expansion opportunities within and beyond its existing territories. The Company is focused on cultivating organic growth while managing operating costs and monitoring opportunities for these segments to retain, grow and expand their customer base through extensions of existing operations, including building and upgrading electric generation, transmission and distribution, and natural gas systems, and through selected acquisitions of companies and properties with similar operating and growth objectives at prices that will provide stable cash flows and an opportunity to earn a competitive return on investment. The continued efforts to create operational improvements and efficiencies across both segments promotes the Company's business integration strategy. The primary factors that impact the results of these segments are the ability to earn authorized rates of return; weather; climate change laws, regulations and initiatives; competitive factors in the energy industry; population growth; and economic conditions in the segments' service areas.
The electric and natural gas distribution segments are subject to extensive regulation in the jurisdictions where they conduct operations with respect to costs, timely recovery of investments and permitted returns on investment. The Company is focused on modernizing utility infrastructure to meet the varied energy needs of both its customers and communities while ensuring the delivery of safe, reliable, affordable and environmentally responsible energy. The segments continue to invest in facility upgrades to be in compliance with existing and known future regulations. To assist in the reduction of regulatory lag in obtaining revenue increases to align with increased investments, tracking mechanisms have been implemented in certain jurisdictions. The Company also seeks rate adjustments for operating costs and capital investments, as well as reasonable returns on investments, not covered by tracking mechanisms. For more information on the Company's tracking mechanisms and recent rate cases, see Note 17 and the 2023 Annual Report.
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

Index
To date, many states have enacted and others are considering, mandatory clean energy standards requiring utilities to meet certain thresholds of renewable and/or carbon-free energy supply. The current presidential administration has made climate change a focus, as further discussed in the Outlook section. Over the long-term, the Company expects overall electric demand to be positively impacted by increased electrification trends, including electric vehicle adoption, as a means to address economy-wide carbon emission concerns and changing customer conservation patterns. Recently, MISO and NERC announced concerns with reliability of the electric grid due to capacity shortages, which has resulted from rapid expansion of renewables and rapid reduction of baseload resources such as coal, while load growth has increased faster than expected. MISO received FERC approval of a seasonal resource adequacy construct for its accreditation process, versus the previous annual summer peak capacity requirement process. These changes have not had a significant impact on the requirements for Montana-Dakota yet. The Company will continue to monitor the progress of these changes and assess the potential impacts they may have on its stakeholders, business processes, results of operations, cash flows and disclosures.
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
In December 2022 and January 2023, natural gas prices significantly increased across the Pacific Northwest from multiple price-pressuring events including wide-spread below-normal temperatures and higher natural gas consumption; reduced natural gas flows due to pipeline constraints, including maintenance in West Texas; and historically low regional natural gas storage levels. Natural gas prices stabilized by March 2023. The higher natural gas prices in December 2022 and January 2023 impacted both Intermountain and Cascade, both of which borrowed short-term debt of $125.0 million and $150.0 million, respectively, in January 2023 to finance the increased natural gas costs. To assist in the recovery of higher natural gas costs, Intermountain filed an out-of-cycle purchased gas adjustment with the IPUC that was effective February 1, 2023, and is collecting interest costs associated with short-term borrowing with rates effective October 1, 2023. Effective November 1, 2023, as approved by the WUTC, Cascade started recovery in Washington of these increased gas costs over a period of two years rather than the normal one year period. In January 2024, Cascade and Intermountain made the final repayment on short-term debt of $50.0 million and $45.0 million, respectively.
In late summer and fall of 2023, electric fuel and purchased power prices increased across Montana-Dakota's integrated system. This was caused by transmission congestion in northwest North Dakota due to delays in additional SPP transmission line build-out, as well as additional load growth in the Bakken region. Electric fuel and purchased power prices remained elevated through November 2023. To assist in the recovery of the higher electric fuel and purchased power costs, Montana-Dakota filed waiver requests with the NDPSC and SDPUC, which were approved deferring the increased costs to the annual fuel clause adjustment. In Montana, the waiver request is filed monthly and is unopposed by the MTPSC. On December 22, 2023, MISO filed a complaint letter with SPP regarding concerns related to the coordination of the constraint. Montana-Dakota filed a complaint letter with FERC related to this issue on January 23, 2024, which is pending before FERC. Effective April 1, 2024, as approved by the NDPSC, Montana-Dakota started recovery in North Dakota of these increased costs over a period of two years rather than one year, which will lessen the impact to customers and allow more time for Montana-Dakota's FERC complaint to mature and have greater certainty of the outcome.
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

Index
Earnings overview - The following information summarizes the performance of the electric segment.

	Three Months Ended
	March 31,
	2024	2023	Variance
	(In millions)
Operating revenues	$107.7	$95.7	13%
Operating expenses:
Electric fuel and purchased power	32.6	24.4	34%
Operation and maintenance	30.6	29.9	2%
Depreciation and amortization	16.6	15.6	6%
Taxes, other than income	5.1	4.7	9%
Total operating expenses	84.9	74.6	14%
Operating income	22.8	21.1	8%
Other income	2.0	1.2	67%
Interest expense	7.5	6.8	10%
Income before income taxes	17.3	15.5	12%
Income tax benefit	(.6)	(1.1)	(45)%
Net income	$17.9	$16.6	8%

Operating statistics	Three Months Ended
	March 31,
	2024	2023
Revenues (millions)
Retail sales:
Residential	$38.4	$36.2
Commercial	40.2	34.8
Industrial	11.1	10.4
Other	1.9	1.7
	91.6	83.1
Other	16.1	12.6
	$107.7	$95.7
Volumes (million kWh)
Retail sales:
Residential	337.1	357.3
Commercial	486.5	385.5
Industrial	140.5	147.3
Other	20.1	20.2
	984.2	910.3
Average cost of electric fuel and purchased power per kWh	$.031	$.025

Index
Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023 Electric earnings increased $1.3 million as a result of:
•Revenue increased $12.0 million.
◦Largely due to:
▪Higher fuel and purchased power costs of $8.2 million recovered in customer rates and offset in expense, as described below.
▪Rate relief of $2.7 million in North Dakota and Montana.
▪Higher data center revenue of $700,000, including net transmission.
◦Partially offset by lower retail sales volumes of $1.0 million, driven primarily by lower residential volumes. There was an 8.1 percent increase in volumes, which includes the data center as further discussed in the outlook section.
•Electric fuel and purchased power increased $8.2 million, largely the result of higher commodity prices and higher retail sales volumes.
•Operation and maintenance increased $700,000.
◦Largely the result of:
▪Increased contract services primarily due to higher transmission expense of $900,000.
▪Higher software related expenses of $400,000.
◦Partially offset by decreased costs for vehicles and equipment and decreased payroll-related costs.
•Depreciation and amortization increased $1.0 million.
◦Largely due to:
▪Increased property, plant and equipment balances of $500,000, as a result of transmission projects placed in service to improve reliability and update aging infrastructure.
▪Higher depreciation rates, which are recovered in operating revenues.
•Taxes, other than income increased $400,000, largely as a result of higher payroll tax.
•Other income increased $800,000, primarily resulting from higher interest income of $500,000, largely related to higher deferred fuel and purchased power balances, and higher AFUDC equity due to higher CWIP balances.
•Interest expense increased $700,000, largely the result of higher long term interest expense due to higher commercial paper rates and balances.
•Income tax benefit decreased $500,000, largely due to higher income before income taxes.
Earnings overview - The following information summarizes the performance of the natural gas distribution segment.

	Three Months Ended
	March 31,
	2024	2023	Variance
	(In millions)
Operating revenues	$459.5	$565.7	(19)%
Operating expenses:
Purchased natural gas sold	288.8	397.3	(27)%
Operation and maintenance	59.3	57.2	4%
Depreciation and amortization	25.5	23.2	10%
Taxes, other than income	27.6	29.5	(6)%
Total operating expenses	401.2	507.2	(21)%
Operating income	58.3	58.5	—%
Other income	8.2	4.9	67%
Interest expense	15.7	14.1	11%
Income before income taxes	50.8	49.3	3%
Income tax expense	10.7	10.4	3%
Net income	$40.1	$38.9	3%

Index

Operating statistics	Three Months Ended
	March 31,
	2024	2023
Revenues (millions)
Retail sales:
Residential	$263.9	$325.3
Commercial	162.1	202.9
Industrial	14.6	16.7
	440.6	544.9
Transportation and other	18.9	20.8
	$459.5	$565.7
Volumes (MMdk)
Retail sales:
Residential	30.0	32.3
Commercial	19.9	21.4
Industrial	1.8	1.9
	51.7	55.6
Transportation sales:
Commercial	.7	.7
Industrial	56.2	48.8
	56.9	49.5
Total throughput	108.6	105.1
Average cost of natural gas per dk	$5.59	$7.15
Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023 Natural gas distribution earnings increased $1.2 million as a result of:
•Revenue decreased $106.2 million.
◦Largely due to:
▪Lower purchased natural gas sold of $108.5 million recovered in customer rates that was offset in expense, as described below.
▪A 7.0 percent decrease in retail sales volumes to all customer classes due to warmer weather, offset in part by weather normalization and decoupling mechanisms of $3.8 million in certain jurisdictions.
▪Decreased revenue-based taxes recovered in rates of $2.1 million that were offset in expense, as described below.
▪Absence of Washington excess deferred income tax settlement of $1.1 million.
◦Partially offset by:
▪Interim rate relief of $3.0 million in North Dakota and South Dakota.
▪Higher conservation revenues of $1.8 million that were offset in expense, as described below.
▪Higher Oregon natural gas cost sharing $1.8 million.
▪Higher transportation revenue of $1.1 million due to 14.8 percent higher volumes, largely higher electric generation and industrial customers.
•Purchased natural gas sold decreased $108.5 million, largely due to lower commodity costs $80.7 million and lower volumes of natural gas purchased of $27.8 million.
•Operation and maintenance increased $2.1 million.
◦Largely attributable to:
▪Higher conservation incentives and program costs $1.8 million which are recovered in rates, as discussed above.
▪Higher contract services $1.2 million, largely subcontract payments and consulting fees.
▪Higher software related expenses $800,000.
◦Partially offset by lower costs for vehicles and equipment and lower uncollectible accounts expense.
•Depreciation and amortization increased $2.3 million, primarily resulting from growth and replacement projects placed in service.
•Taxes, other than income decreased $1.9 million, primarily from lower revenue based taxes of $2.1 million, which are recovered in rates.
•Other income increased $3.3 million driven primarily by higher interest income of $3.2 million, largely due to higher interest income associated with renewable natural gas projects of $2.2 million and higher interest on regulatory deferral balances.

Index
•Interest expense increased $1.6 million, primarily from higher long-term debt balances from debt issued in 2023 and higher commercial paper and revolving credit agreement balances, partially offset by lower short-term debt due to short term debt repayments.
•Income tax expense increased $300,000, the result of higher income before income taxes.
Outlook In 2023, the Company experienced rate base growth of 8.5 percent and expects these segments will grow rate base by approximately 7 percent annually over the next five years on a compound basis. Operations are spread across eight states where the Company expects customer growth to be higher than the national average. In 2023, these segments experienced retail customer growth of approximately 1.3 percent and the Company expects customer growth to continue to average 1 percent to 2 percent per year. This customer growth, along with system upgrades and replacements needed to supply safe and reliable service, will require investments in new and replacement electric and natural gas systems.
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
In May 2022 the Company began construction of Heskett Unit 4, an 88-MW simple-cycle natural gas-fired combustion turbine peaking unit at the existing Heskett Station near Mandan, North Dakota. The 2023 in service date was delayed due to unforeseen operational setbacks. While performing start-up testing an incident occurred resulting in damage to the generator field and turbine components. Repairs are complete and start-up testing is underway, with an expected in service date in the second quarter of 2024, assuming no further unexpected delays.
The Company is one of four owners of Coyote Station and cannot make a unilateral decision on the plant's future; therefore, the Company could be negatively impacted by decisions of the other owners. The joint owners continue to collaborate in analyzing data and weighing decisions that impact the plant and its employees as well as each company's customers and communities served. Existing and proposed emissions reduction plans from the EPA could require the owners of Coyote Station to incur significant new costs. The EPA's recently finalized GHG and mercury emissions standards would require additional pollution controls to operate beyond 2031 and 2027, respectively, with a potential extension to add pollution controls that may be granted. If the owners decide to incur such costs, the costs could, dependent on determination by state regulatory commissions on approval to recover such costs from customers, negatively impact the Company's results of operations, financial position and cash flows. In addition, the NDDEQ submitted its state regional haze round two implementation plan to the EPA in August 2022 proposing no additional pollution controls for Coyote. The EPA deemed the State's submission complete in August 2022 with a decision expected in late 2024.
On March 4, 2023, the Company began to provide power for Applied Digital Corporation's data center near Ellendale, North Dakota under an interim electric service agreement approved by the NDPSC, and on June 6, 2023, the NDPSC unanimously approved the Company's electric service agreement request. At full capacity, the data center requires 180 megawatts of electricity, which is the equivalent of about 28 percent of the Company's generation portfolio. The Applied Digital Corporation's load is purchased from the MISO market and does not impact other customers' power supply. On October 2, 2023, the Company filed with the NDPSC an electric service agreement request to serve an additional data center in its service territory.
The Infrastructure Investment and Jobs Act, commonly known as the Bipartisan Infrastructure Law, was enacted in the fourth quarter of 2021 and is providing long-term opportunities by designating funds for investments such as upgrades to electric and grid infrastructure, transportation systems, and electric vehicle infrastructure. In addition, the IRA provides $369 billion in new funding for clean energy programs. These programs include new tax incentives for solar, battery storage and hydrogen development along with funding to expand the production of electric vehicles and the build out of infrastructure to support electric vehicles. The Company is pursuing various opportunities under the Grid Resilience and Innovative Partnerships Program, which is part of the Infrastructure Investment and Jobs Act, and is also pursuing a biogas property at the Knott Landfill site in Bend, Oregon which may qualify for an investment tax credit as part of the IRA. The Company will continue to monitor additional opportunities from these legislative items.
Legislation and rulemaking The Company continues to monitor legislation and rulemaking related to clean energy standards that may impact its segments. Below are some of the specific actions the Company is monitoring.
•On April 25, 2024, the EPA released the pre-publication versions of four final rules, three of which will impose stricter standards on GHG emissions from existing coal-fired and new natural gas-fired generation units, require a further reduction of mercury emissions from coal-fired generation units, and impose additional regulations around the storage and management of coal ash.
The Electric Generation and Greenhouse Gas Rule establishes standards for new natural gas-fired electric generating units and existing coal units. New natural gas-fired units that operate more frequently must install carbon capture controls. Existing coal-fired units are given three compliance options: maintain current emissions rate and retire before 2032; co-fire with natural gas at 40 percent by 2030 and retire before 2039; or install carbon capture controls by 2032 in order to operate past 2039. States

Index
must evaluate individual units and develop, adopt, and submit a plan to the EPA which would include emission standards for each individual unit. State plans are required to be submitted to the EPA no later than 24 months after the final rule effective date. The EPA has not currently proposed GHG emission standards for existing natural gas-fired units and intends to explore setting emission standards in the future for these units.
The Mercury and Air Toxics Rule tightens mercury emissions and particulate matter standards for coal-fired generation facilities that may require additional pollution controls on Montana-Dakota's jointly owned coal-fired units.
The Legacy Coal Combustion Residuals Rule requires groundwater monitoring, evaluation, and potential remediation of certain older coal ash disposal sites and impoundments operated at current electric generating facilities.
It is unknown at this time what emission limits, controls, or other action would be required for each Montana-Dakota owned and jointly owned fossil-fired electric generating facility. The Company is reviewing these rules and evaluating the impact on its generation facilities.
The fourth rule issued on April 25, 2024, was the Effluent Limitations Guidelines Rule. This rule is not expected to have impacts on any owned or co-owned Montana-Dakota facilities.
•In Oregon, the Climate Protection Program Rule was approved in December 2021, which requires natural gas companies to reduce GHG emissions 50 percent below the baseline by 2035 and 90 percent below the baseline by 2050. Each year, compliance instruments will be distributed to the Company by the ODEQ at no cost and will decline annually in step with the reduction from baseline. The Company intends to meet its obligations through surrendering no cost emissions allowances and will fill remaining compliance obligations by investing in additional customer conservation and energy efficiency programs, purchasing community climate investment credits, and purchasing low carbon fuels such as renewable natural gas. The Company expects the compliance costs for these regulations to be recovered through customer rates. Due to timing of regulatory recovery, future compliance obligation purchases could impact the Company's operating cash flow. For more information about this rule and associated compliance costs, see Items 1 and 2 - Business Properties in the 2023 Annual Report.
Cascade's 2023 Oregon integrated resource plan projects customer bills could increase substantially as a result of the legislation. Projected customer bill impacts are estimates, subject to change as legislation is implemented and compliance begins, as well as, numerous assumptions used in the complex analysis of integrated resource planning. On September 30, 2022, the Company filed a request for the use of deferred accounting for costs related to the rule and began deferring those costs. The OPUC approved the deferred accounting order on June 27, 2023. The Company, along with the other two local natural gas distribution companies in Oregon, filed a lawsuit on March 18, 2022, challenging the Climate Protection Program Rule. The lawsuit was filed on behalf of customers as the Company does not believe the rule accomplishes environmental stewardship in the most effective and affordable way possible. On December 20, 2023, the Oregon Court of Appeals ruled that the Climate Protection Program rules are invalid, with the final judgement issued February 28, 2024. In the first quarter of 2024, the ODEQ put together a Rulemaking Advisory Committee, of which Cascade is a participant, to re-establish the Climate Protection Program following the invalidation of these rules by the Oregon Court of Appeals, with new rules expected to be in place in 2025.
•In Washington, the Climate Commitment Act signed into law in May 2021 requires natural gas distribution companies to reduce overall GHG emissions 45 percent below 1990 levels by 2030, 70 percent below 1990 levels by 2040 and 95 percent below 1990 levels by 2050. As directed by the Climate Commitment Act, in September 2022 the Washington DOE published its final rule on the Climate Commitment Act, which was effective on October 30, 2022, and emissions compliance began on January 1, 2023. The Company must demonstrate that they have met GHG emissions reduction goals through a combination of on-site emissions reductions and the use of approved allowances and offsets. Emissions compliance may be achieved through increased energy efficiency and conservation measures, purchased allowances and offsets, and purchases of low carbon fuels. Emissions allowances are allocated by the Washington DOE to the Company at no cost and additional allowances are required to be purchased. The Company expects compliance costs for these regulations will be recovered through customer rates. Due to the timing of regulatory recovery, the purchase of allowances could impact the Company's operating cash flow. For more information about this rule and associated compliance costs, see Items 1 and 2 - Business Properties in the 2023 Annual Report.
Cascade's 2023 Washington integrated resource plan projects customer bills could increase substantially as a result of the legislation. On October 14, 2022, the Company filed a request for the use of deferred accounting for costs related to the rule and began deferring those costs. The WUTC approved the deferred accounting order on February 28, 2023. On March 1, 2024, the Company filed with the WUTC for approval to collect $31.3 million in compliance costs net of auction proceeds through 2024. The Company is updating its filing and expects recovery to begin June 1, 2024. The law creates three distinct categories of customers; known-low-income, locations served prior to July 25, 2021, and locations where service was established after July 25, 2021. Auction proceeds must be used first to ensure there is zero impact from the Climate Commitment Act on known-low-income residential customers. For customers where gas service was installed on or before July 25, 2021, the average residential customer with the initial filing would see a net increase of $2.83 per month or 3.7 percent. Residential locations where gas was established after July 25, 2021 would see an average net monthly increase of $19.13 or 24.9 percent. An initiative to repeal the Climate Commitment Act has been forwarded to the voters and will be included on the November 2024 ballot in Washington.

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
The Company, along with two other local natural gas distribution companies in Washington, filed a lawsuit on May 22, 2023, challenging these amendments which the Company believes will stifle innovation, increase the cost of housing and energy for our customers, and do not consider the limitations of electric heat pumps in colder climates. On June 1, 2023, the plaintiffs filed a motion for a preliminary injunction to preliminarily enjoin the challenged building code amendments. Oral arguments on the preliminary injunction were held on July 18, 2023. The court denied the preliminary injunction, finding no immediate harm and confirming the building code amendments were not yet in effect due to the stay of 120 days issued by the Washington State Building Code Council. On September 15, 2023, the Washington State Building Code Council voted to delay the implementation of the State Building and Energy Codes. On March 15, 2024, the State Building and Energy Codes became effective.
•On March 6, 2024, the SEC issued Final Rule 33-11275 - The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule requires registrants to provide standardized disclosures in Form 10-K related to climate-related risks, Scope 1 and 2 GHG emissions, as well as to include in a footnote to the consolidated financial statements the financial impact of severe weather events and other natural conditions. The rule requires implementation in phases between 2025 and 2033. In April 2024, the SEC announced that it would voluntarily stay its final climate disclosure rules pending judicial review. The Company is evaluating the rule.
Pipeline
Strategy and challenges The pipeline segment provides natural gas transportation, underground storage and non-regulated energy-related services, including cathodic protection, as discussed in Note 15. The segment focuses on utilizing its extensive expertise in the design, construction and operation of energy infrastructure and related services to increase market share and profitability through optimization of existing operations, organic growth and investments in energy-related assets within or in close proximity to its current operating areas. The segment focuses on the continual safety and reliability of its systems, which entails building, operating and maintaining safe natural gas pipelines and facilities. The segment continues to evaluate growth opportunities including the expansion of natural gas facilities; incremental pipeline projects; and expansion of energy-related services leveraging on its core competencies. In support of this strategy, the Company completed the following organic growth projects in 2023 and 2024:
•In November 2023, the Grasslands South Expansion project was placed in service. The project increased system capacity by 94 MMcf of natural gas per day.
•In November 2023, the Line Section 15 Expansion project was placed in service and increased system capacity by 25 MMcf of natural gas per day.
•In March 2024, the 2023 Line Section 27 Expansion project was placed in service and increased system capacity by 175 MMcf of natural gas per day.
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
The Company continues to actively manage the national supply chain challenges being faced by working with its manufacturers and suppliers to help mitigate some of these risks on its business. The segment regularly experiences extended lead times on raw materials that are critical to the segment's construction and maintenance work which could delay maintenance work and construction projects potentially causing lost revenues and/or increased costs. The Company is partially mitigating these challenges by planning for extended lead times further in advance. The segment is currently experiencing inflationary pressures with increased raw material and contract services costs. The Company expects supply chain challenges and inflationary pressures to continue.
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

Index
Earnings overview - The following information summarizes the performance of the pipeline segment.

	Three Months Ended
	March 31,
	2024	2023	Variance
	(In millions)
Operating revenues	$51.3	$40.8	26%
Operating expenses:
Operation and maintenance	18.5	17.5	6%
Depreciation and amortization	7.1	6.9	3%
Taxes, other than income	3.1	3.3	(6)%
Total operating expenses	28.7	27.7	4%
Operating income	22.6	13.1	73%
Other income	.9	.7	29%
Interest expense	3.9	3.1	26%
Income before income taxes	19.6	10.7	83%
Income tax expense	4.5	2.3	96%
Income from continuing operations	15.1	8.4	80%
Discontinued operations, net of tax*	—	(.1)	(100)%
Net income	$15.1	$8.3	82%
*Discontinued operations includes interest on debt facilities repaid in connection with the Knife River separation.

Operating statistics	Three Months Ended
	March 31,
	2024	2023
Transportation volumes (MMdk)	147.6	129.7
Customer natural gas storage balance (MMdk):
Beginning of period	37.7	21.2
Net withdrawal	(14.3)	(12.2)
End of period	23.4	9.0
Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023 Pipeline earnings increased $6.8 million as a result of:
•Revenues increased $10.5 million as a result of:
◦Increased transportation volumes, largely due to:
▪Organic growth projects placed in service in November 2023 and March 2024 of $4.8 million.
▪Increased North Bakken Expansion contracted volume commitments of $700,000.
◦New transportation and storage rates effective August 1, 2023, of $3.1 million.
◦Higher storage-related revenues.
•Operation and maintenance increased $1.0 million.
◦Primarily from:
▪Higher payroll-related costs of $800,000.
▪Higher other costs including non-regulated project costs and contract services.
▪Partially offset by lower legal costs, due to absence of rate case related expense.
•Depreciation and amortization increased $200,000 driven largely by higher property, plant and equipment balances of $600,000, related to organic growth projects placed in service, as previously discussed, partially offset by fully depreciated plant.
•Taxes, other than income was comparable to same period in the prior year.
•Other income was comparable to same period in the prior year.
•Interest expense increased $800,000, primarily from higher debt balances and higher average interest rates to fund capital expenditures.
•Income tax expense increased $2.2 million, largely due to higher income before taxes.

Index
Outlook The Company has continued to experience the effect of associated natural gas production in the Bakken, which has provided opportunities for organic growth projects and increased demand. The completion of organic growth projects has contributed to higher volumes of natural gas the Company transports through its system. Bakken natural gas production is currently at or near record levels and the outlook remains positive with continued growth expected due to new oil wells and increasing gas to oil ratios.
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
On March 8, 2024, the EPA published its final rule to update, strengthen and expand standards intended to significantly reduce GHG emissions and other air pollutants from emission sources in the oil and natural gas industries. The standards apply to various sources of GHG emissions including natural gas compressors, process controllers, natural gas driven pumps, storage vessels, natural gas wells, fugitive emissions components and super-emitter events. Additionally, the EPA is revising the current GHG reporting rules to improve the calculation, monitoring and reporting of GHG data and incorporate provisions from the IRA. On April 25, 2024, the EPA finalized a portion of the proposed amendments to the reporting rule including updating the global warming potentials, emissions factors, emissions calculation methodologies, and other changes to generally improve data being reported. Proposed regulations implementing the Waste Emissions Charge in the IRA were published on January 26, 2024. The Company continues to monitor and assess the proposed rules and the potential impacts they may have on its business processes, current and future projects, results of operations and disclosures.
The Company continues to focus on improving existing operations and growth opportunities through organic projects in all areas in which it operates, which includes additional projects with local distribution companies, Bakken area producers and industrial customers in various stages of development.
In July 2021, the Company announced plans for a natural gas pipeline expansion project in eastern North Dakota. The Wahpeton Expansion project consists of approximately 60 miles of pipe and ancillary facilities and is designed to increase capacity by 20 MMcf per day, which is supported by long-term customer agreements with Montana-Dakota and its utility customers. On May 27, 2022, the Company filed with FERC its application for the project and received FERC's approval on October 19, 2023. Construction is expected to begin in the second quarter of 2024 with an estimated completion in late 2024.
The Company began construction in April 2024 on the Line Section 28 expansion project, to serve a natural gas-fired power plant in northwestern North Dakota which will add 137 million cubic feet of natural gas transportation capacity per day. This project is supported by a long-term negotiated customer agreement and is expected to be in service in the third quarter of 2024.
See Capital Expenditures within this section for information on the expenditures related to these growth projects.

Index
Construction Services
Strategy and challenges The construction services segment provides electrical, mechanical and transmission and distribution specialty contracting services, as discussed in Note 15. The construction services segment focuses on safely executing projects; providing a superior return on investment by building new and strengthening existing customer relationships; ensuring quality service; effectively controlling costs; retaining, developing and recruiting talented employees; growing through organic and strategic acquisition opportunities; and focusing efforts on projects that will permit higher margins while properly managing risk. The growth experienced by the segment in recent years is due in part to the project awards in the markets served and the ability to support national customers in most of the regions in which it operates.
The construction services segment faces challenges, which are not under direct control of the business, in the markets in which it operates, including those described in Part I, Item 1A. Risk Factors in the 2023 Annual Report. These factors, and those noted below, have caused fluctuations in revenues, gross margins and earnings in the past and are likely to cause fluctuations in the future.
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
The segment's management continually monitors its operating margins and has been proactive in attempting to mitigate the inflationary impacts seen across the United States. The segment is currently experiencing continued labor constraints and impacts from delays in the national supply chain. The segment is working with suppliers and providers of goods and services in advance of construction to secure pricing and reduce delays for goods and services. The inflationary costs and national supply chain challenges experienced by the segment have increased costs but have not had significant impacts to the procurement of project materials. Such volatility and inflationary pressures may continue to have an impact on the segment's margins, including fixed-price construction contracts that are particularly vulnerable to the volatility of energy and material prices. These increases are partially offset by mitigation measures implemented by the Company, including escalation clauses in contracts, pre-purchased materials and other cost savings initiatives. The segment also continues recruitment and retention efforts to attract and retain employees. Accordingly, operating results in any particular period may not be indicative of the results that can be expected for any other period.
The Company's ability to provide adequate specialized labor for projects is critical to maintaining customer relationships and project margins. The aging workforce and the increasing complexity and duration of customers' projects puts strain on labor availability. The Company has experienced labor shortages in certain markets, which has increased labor-related costs in some cases. The Company continues to monitor the labor markets and expects overall demand for labor to continue to rise. Based on this increasing demand as well as terms of collective bargaining agreements and, to a lesser extent, recent inflationary pressures, the Company expects labor-related costs to continue to increase. The Company plans to meet its labor needs by increasing recruiting efforts, continuing to develop and retain its workforce, and promoting specialized labor opportunities for those entering the workforce.

Index
Earnings overview - The following information summarizes the performance of the construction services segment.

	Three Months Ended
	March 31,
	2024	2023	Variance
	(In millions)
Operating revenues	$625.7	$754.3	(17)%
Cost of sales:
Operation and maintenance	525.2	653.9	(20)%
Depreciation and amortization	4.7	4.2	12%
Taxes, other than income	21.1	28.2	(25)%
Total cost of sales	551.0	686.3	(20)%
Gross profit	74.7	68.0	10%
Selling, general and administrative expense:
Operation and maintenance	32.4	29.9	8%
Depreciation and amortization	1.3	1.3	—%
Taxes, other than income	2.1	1.6	31%
Total selling, general and administrative expense	35.8	32.8	9%
Operating income	38.9	35.2	11%
Other income	2.0	2.8	(29)%
Interest expense	2.7	.1	NM
Income before income taxes	38.2	37.9	1%
Income tax expense	10.0	9.1	10%
Income from continuing operations	28.2	28.8	(2)%
Discontinued operations, net of tax*	—	(2.7)	(100)%
Net income	$28.2	$26.1	8%
*Discontinued operations includes interest on debt facilities repaid in connection with the Knife River separation.
NM - not meaningful

Operating Statistics	Three Months Ended
	March 31,
	2024	2023
	(In millions)
Operating revenues:
Electrical & mechanical	$441.0	$593.1
Transmission & distribution	188.5	164.9
Intrasegment eliminations	(3.8)	(3.7)
Total revenues	$625.7	$754.3
Operating income:
Electrical & mechanical	$30.0	$29.9
Transmission & distribution	14.2	9.7
Corporate and other	(5.3)	(4.4)
Total operating income	$38.9	$35.2

Index
Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023 Construction services earnings increased $2.1 million as a result of:
•Revenues decreased $128.6 million.
◦Largely due to lower electrical and mechanical workloads as a result of:
▪Lower commercial workloads, primarily in the hospitality sector of $166.0 million from completion of large projects offset by a $60.0 million increase in data center work primarily from the progress on large ongoing projects.
▪Lower industrial workloads in the general industrial, high-tech, and government sectors of $24.5 million, $20.3 million, and $6.9 million, respectively, partially offset by higher manufacturing workloads of $6.7 million primarily from the completion of large projects.
▪Lower service workloads of $26.2 million from the repair and maintenance for electrical and mechanical projects.
▪Lower renewable workloads of $7.3 million due to the completion of renewable projects.
▪Partially offsetting these decreases were higher workloads in the institutional market. Institutional workloads were driven by an increase of $17.0 million in the government sector and $12.3 million in the healthcare sector due to progress on projects.
◦Transmission and distribution revenues increased by $23.6 million, due to increases in both the utility and transportation markets.
▪The utility market had higher workloads in transmission, substation, underground, telecommunication, and gas projects of $12.2 million, $7.2 million, $6.5 million, $4.5 million, $3.9 million, respectively. These increases were offset by lower workloads on storm projects of $14.3 million from the timing of work available in the markets served.
▪Also contributing were higher transportation workloads from progress on projects in the traffic signalization market of $4.9 million.
•Gross profit increased $6.7 million.
◦Largely due to improved profit and profit percentages on both transmission and distribution and electrical and mechanical work from project efficiencies due to:
▪Higher gross profit on transmission and distribution work of $5.8 million primarily from higher margin utility projects, largely transmission and underground work as a result of project mix along with higher margins in traffic signalization and street lighting markets.
▪Also contributing were higher electrical and mechanical margins in the institutional market, particularly government and health care projects and renewables market from improved labor efficiencies and project closeouts.
◦Electrical and mechanical projects in the industrial, service and commercial markets partially offset these increases due to project mix.

•Selling, general and administrative expense increased $3.0 million.
◦Primarily due to:
▪Increased office expense of $1.5 million primarily from bank fees and rent expense.
▪Increased payroll-related costs of $1.4 million due to operational activity.
▪Increased expenses associated with professional services of $1.2 million.
▪Partially offsetting these increases was lower bad debt expense of $1.2 million due to allowance for uncollectible accounts adjustments.
•Other income decreased $800,000, primarily related to the Company's joint ventures activity.
•Interest expense increased $2.6 million due to interest on debt facilities repaid in connection with the Knife River separation in 2023 being included in discontinued operations.
•Income tax expense increased $900,000, primarily resulting from an increase in income before income taxes.
Outlook On November 2, 2023, the Company announced its intent to pursue a tax-free spinoff of its wholly owned construction services business, MDU Construction Services. On March 13, 2024, the Company announced its construction services business, MDU Construction Services, rebranded to Everus Construction in preparation for the planned tax-free spinoff of the business, which is expected to be complete in late 2024. The Company's board of directors believes a tax-free spinoff of the construction services business supports the Company's goal of enhancing value for stockholders by becoming a pure-play regulated energy delivery company.
The Company's results can be impacted by infrastructure investments, and the Company is optimistic about infrastructure spending and believes related investment activity will continue to positively impact both its transmission and distribution and electrical and mechanical markets. The Company believes legislative actions aimed at supporting funding for states, schools and local governments; the funding for upgrades to electric infrastructure, transportation systems, airports, electric vehicle infrastructure and clean energy programs, including solar and battery storage facilities; and providing funding to support domestic facilities that produce semiconductors are likely to provide greater long-term opportunity in both of our construction services markets. However, the Company expects financial results, in both markets, to continue to be affected by delays and cost volatility through 2024 due to supply chain disruptions, inflationary pressures, tariffs and regulatory slowdown.

Index
While the Company faces strong competition, constrained labor markets and supply chain disruptions, it believes the ongoing investments to replace aging and climate-threatened electric infrastructure across the United States and trends to accommodate cloud computing and artificial intelligence will continue to drive significant growth opportunities in the services it provides. The Company also believes additional utility project growth opportunities exist as utilities are faced with sustaining investment in their systems and experience similar labor constraints and increasing costs. Bidding and construction activity for utility projects and upgrades remain active, and the Company expects this trend to continue.
The Company continues to have bidding opportunities in the specialty contracting markets in which it operated in during 2024 as evidenced by the segment's backlog. Although bidding remains highly competitive in all areas, the Company expects the segment's relationship with existing customers, skilled workforce, quality of service and effective cost management will continue to provide a benefit in securing and executing profitable projects in the future. The Company has also seen rapidly growing needs for services across the electric vehicle charging, solar generation and energy storage markets that complement existing renewable projects performed by the Company.
Backlog consists of the uncompleted portion of services to be performed under job-specific contracts. Contracts are subject to delay, default or cancellation, and contracts in our backlog are subject to changes in the scope of services to be provided, as well as adjustments to the costs. Backlog may also be affected by project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond our control, among other things. Accordingly, there is no assurance that backlog will be realized. As of March 31, 2024, the Company has not experienced any material impacts related to customer notices indicating that they no longer wish to proceed with the planned projects that have been included in backlog. The timing of contract awards, duration of large new contracts and the mix of services can significantly affect backlog. Backlog at any given point in time may not accurately represent the revenue or net income that is realized in any period. Also, the backlog as of the end of the year may not be indicative of the operating revenues or net income expected to be earned in the following year and should not be relied upon as a standalone indicator of future operating revenues or net income. Factors noted in Part I, Item 1A. Risk Factors in the 2023 Annual Report can cause revenues to be realized in periods and at levels that are different from originally predicted.
Subject to the foregoing discussion, the construction services segment's record backlog at March 31, was as follows:

	2024	2023
	(In millions)
Electrical & mechanical	$1,848	$1,792
Transmission & distribution	327	306
	$2,175	$2,098
The increase in backlog at March 31, 2024, as compared to backlog at March 31, 2023, was largely attributable to the new project opportunities that the Company continues to be awarded across its diverse operations, particularly electrical and mechanical projects within commercial, institutional and renewable markets and within the transmission and distribution utility and transportation sectors.

Index
Other

	Three Months Ended
	March 31,
	2024	2023	Variance
	(In millions)
Operating revenues	$1.4	$1.6	(13)%
Operating expenses:
Operation and maintenance	7.5	9.9	(24)%
Depreciation and amortization	.6	1.1	(45)%
Total operating expenses	8.1	11.0	(26)%
Operating loss	(6.7)	(9.4)	(29)%
Other income	5.2	1.1	NM
Interest expense	3.4	.2	NM
Loss before income taxes	(4.9)	(8.5)	42%
Income tax (benefit) expense	(4.5)	.4	NM
Loss from continuing operations	(.4)	(8.9)	96%
Discontinued operations, net of tax	—	$(42.7)	(100)%
Net loss	$(.4)	$(51.6)	(99)%
NM - not meaningful
Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023
On May 31, 2023, the Company completed the separation of Knife River, its former construction materials and contracting business, into a new publicly traded company. As a result of the separation, the historical results of operations for Knife River are shown in discontinued operations, except for allocated general corporate overhead costs of the Company, which do not meet the criteria for discontinued operations. Also included in discontinued operations are strategic initiative costs associated with the separation of Knife River.
Other experienced an income tax benefit from income tax adjustments related to the Company's annualized estimated tax rate. Other also benefited from increased interest income and lower operation and maintenance expense. Decreased operation and maintenance expense is largely a result of corporate overhead costs classified as continuing operations allocated to the construction materials business in 2023 which are not included in Other in 2024. These benefits were partially offset by higher interest expense related to debt issued in connection with funding the Company's strategic initiative costs.
Also included in Other is general and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for discontinued operations.

Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts related to these items were as follows:

	Three Months Ended
	March 31,
	2024	2023
	(In millions)
Intersegment transactions:
Operating revenues	$31.8	$28.0
Operation and maintenance	1.6	1.7
Purchased natural gas sold	30.2	26.3
Other income	4.5	.3
Interest expense	4.5	.3
For more information on intersegment eliminations, see Note 15.
Liquidity and Capital Commitments
At March 31, 2024, the Company had cash, cash equivalents and restricted cash of $89.3 million and available borrowing capacity of $456.2 million under the outstanding credit facilities of the Company and its subsidiaries. The Company expects to meet its obligations for debt maturing within one year and its other operating and capital requirements from various sources, including internally generated funds; credit facilities and commercial paper of the Company and its subsidiaries, as described in Capital resources; and issuance of debt and equity securities if necessary.

Index
Cash flows

	Three Months Ended
	March 31,
	2024	2023
	(In millions)
Net cash provided by (used in):
Operating activities	$165.1	$(43.6)
Investing activities	(117.3)	(151.0)
Financing activities	(35.5)	207.3
Increase in cash, cash equivalents and restricted cash	12.3	12.7
Cash, cash equivalents and restricted cash -- beginning of year	77.0	80.5
Cash, cash equivalents and restricted cash -- end of period	$89.3	$93.2
Operating activities

	Three Months Ended
	March 31,
	2024	2023	Variance
	(In millions)
Components of net cash provided by (used in) operating activities:
Net income	$100.9	$38.3	$62.6
Less: loss from discontinued operations, net of tax	—	(45.5)	45.5
Income from continuing operations	100.9	83.8	17.1
Adjustments to reconcile net income to net cash provided by operating activities	57.4	62.5	(5.1)
Changes in current assets and liabilities, net of acquisitions:
Receivables	12.3	(19.3)	31.6
Inventories	28.1	9.1	19.0
Other current assets	36.6	(41.3)	77.9
Accounts payable	(41.5)	(96.1)	54.6
Other current liabilities	(3.9)	50.3	(54.2)
Other noncurrent changes	(24.8)	(11.3)	(13.5)
Net cash provided by operating activities	165.1	37.7	127.4
Net cash used in discontinued operations	—	(81.3)	81.3
Net cash provided by (used in) operating activities	$165.1	$(43.6)	$208.7
The changes in cash flows from operating activities generally follow the results of operations, as discussed in Business Segment Financial and Operating Data, and are affected by changes in working capital. The increase in cash flows provided by operating activities in the previous table was largely driven by the absence of cash used in discontinued operations in 2023, primarily cash used at Knife River and associated separation costs. Also contributing was an increase in cash from other current assets, primarily the collection of purchased gas cost adjustment balances, and lower cash used in accounts payable, primarily related to the payment of natural gas costs, both at the natural gas distribution business. In addition, higher collection of accounts receivable balances, largely timing of job activity and billing fluctuations at the construction services business, contributed to the increase. Partially offsetting these items was a decrease of cash from other current liabilities, largely higher payments of accrued compensation at the natural gas distribution business.

Index
Investing activities

	Three Months Ended
	March 31,
	2024	2023	Variance
	(In millions)
Components of net cash used in investing activities:
Capital expenditures	$(126.2)	$(111.6)	$(14.6)
Net proceeds from sale or disposition of property	2.8	3.2	(.4)
Salvage value, net of cost of removal	—	.8	(.8)
Investments	(2.9)	(2.7)	(.2)
Proceeds from investment cost basis withdrawal	9.0	—	9.0
Net cash used in continuing operations	(117.3)	(110.3)	(7.0)
Net cash used in discontinued operations	—	(40.7)	40.7
Net cash used in investing activities	$(117.3)	$(151.0)	$33.7
The cash used in investing activities decreased as compared to 2023, primarily due to the absence of cash used in discontinued operations in 2023 and the receipt of proceeds from the withdrawal of cost basis from insurance policies in 2024. This was partially offset by increased capital expenditures at the natural gas distribution and electric businesses.
Financing activities

	Three Months Ended
	March 31,
	2024	2023	Variance
	(In millions)
Components of net cash (used in) provided by financing activities:
Issuance of short-term borrowings	$—	$275.0	$(275.0)
Repayment of short-term borrowings	(95.0)	(20.0)	(75.0)
Issuance of long-term debt	89.2	43.8	45.4
Repayment of long-term debt	(.6)	(169.8)	169.2
Debt issuance costs	(.5)	(.1)	(.4)
Dividends paid	(25.9)	(45.2)	19.3
Repurchase of common stock	—	(4.8)	4.8
Tax withholding on stock-based compensation	(2.7)	(3.1)	.4
Net cash (used in) provided by continuing operations	(35.5)	75.8	(111.3)
Net cash provided by discontinued operations	—	131.5	(131.5)
Net cash (used in) provided by financing activities	$(35.5)	$207.3	$(242.8)
The variance in cash used in financing activities in 2024 compared to cash provided from financing activities in 2023 was primarily due to the absence of the 2023 issuance of short-term borrowings at the natural gas distribution business, the absence of cash provided by discontinued operations, and higher repayment of short-term borrowings at the natural gas distribution business. Partially offsetting these items were lower repayment of long-term debt and higher proceeds from the issuance of long-term debt, primarily under the revolving credit agreements at the natural gas distribution business.
Capital expenditures
Capital expenditures for the first three months of 2024 and 2023 were $113.3 million and $105.6 million, respectively. Capital expenditures allocated to the Company's business segments are estimated to be approximately $620.7 million for 2024. Capital expenditure estimates have been updated from what was previously reported in the 2023 Annual Report to accommodate project timeline and scope changes made throughout the first quarter of 2024.
The Company has included in the estimated capital expenditures for 2024 multiple organic growth projects at the pipeline business, as previously discussed in Business Segment Financial and Operating Data, as well as system upgrades; routine replacements; service extensions; routine equipment maintenance and replacements; buildings, land and building improvements; pipeline and natural gas storage projects; power generation and transmission opportunities, environmental upgrades; and other growth opportunities.

Index
The Company continues to evaluate potential future acquisitions and other growth opportunities that would be incremental to the outlined capital program; however, they are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimate previously discussed. The Company continuously monitors its capital expenditures for project delays and changes in economic viability and adjusts as necessary. It is anticipated that all of the funds required for capital expenditures for 2024 will be funded by various sources, including internally generated funds; credit facilities and commercial paper of the Company and its subsidiaries, as described later; and issuance of debt and equity securities if necessary.
Capital resources
The Company requires significant cash to support and grow its businesses. The primary sources of cash other than cash generated from operating activities are cash from revolving credit facilities, the issuance of long-term debt and the sale of equity securities.
Debt resources
Certain debt instruments of the Company and its subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt instruments, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at March 31, 2024. In the event the Company and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. As of March 31, 2024, the Company had investment grade credit ratings at all entities issuing debt. For more information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 6 in this document and Part II, Item 8 in the 2023 Annual Report.
The following table summarizes the outstanding revolving credit facilities of the Company and its subsidiaries at March 31, 2024:

Company	Facility		Facility Limit		Amount Outstanding	Letters of Credit		Expiration Date
			(In millions)
Montana-Dakota Utilities Co.	Commercial paper/Revolving credit agreement	(a)	$200.0		$158.8	$—		10/18/28
Cascade Natural Gas Corporation	Revolving credit agreement		$100.0	(b)	$71.4	$2.2	(c)	11/30/27
Intermountain Gas Company	Revolving credit agreement		$100.0	(d)	$49.3	$—		10/13/27
MDU Resources Group, Inc.	Revolving credit agreement		$150.0		$—	$—		5/29/24
MDU Resources Group, Inc.	Revolving credit agreement		$200.0	(e)	$—	$12.1	(c)	5/31/28
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
Total equity as a percent of total capitalization was 56 percent at March 31, 2024. Including the debt reflected in liabilities of discontinued operations, the Company's total equity as a percentage of total capitalization was 52 percent at March 31, 2023, and 55 percent at December 31, 2023. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within 12 months, plus total equity. Management believes this ratio is an indicator of how the Company is financing its operations, as well as its financial strength.
Cascade On January 20, 2023, Cascade entered into a $150.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of January 19, 2024. On December 5, 2023, Cascade paid down $100.0 million of the outstanding balance. On January 19, 2024, Cascade made the final $50.0 million repayment on the $150.0 million term loan agreement.
Intermountain On January 20, 2023, Intermountain entered into a $125.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of January 19, 2024. In March, April, and May 2023, Intermountain repaid $20.0 million, $30 million, and $30 million, respectively, of the outstanding balance. On January 19, 2024, Intermountain made the final $45.0 million repayment on the $125.0 million term loan agreement.

Index
WBI Energy Transmission On April 1, 2024, WBI Energy Transmission entered into a $60.0 million term loan agreement with an interest rate of 4.52% and a maturity date of April 1, 2039. The agreement contains customary covenants and provisions, including a covenant of WBI Energy Transmission not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.
Material cash requirements
There were no material changes in the Company's remaining contractual obligations related to estimated interest payments, asset retirement obligations and uncertain tax positions for 2024 from those reported in the 2023 Annual Report. For more information on the Company's contractual obligations on long-term debt, operating leases and purchase commitments, see Part II, Item 7 in the 2023 Annual Report.
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

There were no other material changes to the Company's noncontributory qualified defined benefit pension plans from those reported in the 2023 Annual Report. As reported in the 2023 Annual Report, the Company expects to contribute the minimum funding requirement of $3.3 million in 2024. For more information, see Note 16 and Part II, Item 7 in the 2023 Annual Report.
New Accounting Standards
For information regarding new accounting standards, see Note 2, which is incorporated by reference.
Critical Accounting Estimates
The Company's critical accounting estimates include impairment testing of goodwill; regulatory assets expected to be recovered in rates charged to customers; revenue recognized using the cost-to-cost measure of progress for contracts; actuarially determined benefit costs; and tax provisions. There were no material changes in the Company's critical accounting estimates from those reported in the 2023 Annual Report. For more information on critical accounting estimates, see Part II, Item 7 in the 2023 Annual Report.
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
Interest rate risk
Rising interest rates have resulted in and will likely continue to result in higher borrowing costs on new debt and existing variable interest rate debt. The Company has remained constant in both the amount of variable interest rate debt recorded on the balance sheet and the weighted average interest rates on variable debt from those reported in the 2023 Annual Report. As of March 31, 2024 and December 31, 2023, approximately 19.6 percent and 19.8 percent, respectively, of the outstanding debt recorded on the balance sheet consisted of variable interest rate facilities (which uses SOFR as the benchmark rate). An increase of 1 percent in the interest rate on the Company's outstanding variable interest rate facilities as of March 31, 2024, would cause a $4.7 million pre-tax annual increase in interest expense.
At March 31, 2024, the Company had no outstanding interest rate hedges.
Commodity price risk
There were no material changes to commodity price risk faced by the Company from those reported in the 2023 Annual Report.

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
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
Part II -- Other Information
Item 1. Legal Proceedings
There were no material changes to the Company's legal proceedings in Part 1, Item 3 - Legal Proceedings in the 2023 Annual Report.
Item 1A. Risk Factors
Please refer to the Company's risk factors that are disclosed in Part I, Item 1A. Risk Factors in the 2023 Annual Report that could be materially harmful to the Company's business, prospects, financial condition or financial results if they occur. At March 31, 2024, there were no material changes to the Company's risk factors provided in Part I, Item 1A. Risk Factors in the 2023 Annual Report other than as set forth below.
The Company’s insurance has limits and exclusions that may not fully indemnify the Company against certain claims or losses, including claims resulting from wildfires or other natural disasters and an increase in cost, or the unavailability or cancellation of third-party insurance coverages would increase the Company’s overall risk exposure and subject the Company to increased liabilities that could negatively affect its business, financial condition, results of operations and cash flows.
The Company maintains insurance coverages from third party insurers as part of its overall risk management strategy and most of its customer contracts require the Company to maintain specific insurance coverage limits. The Company maintains insurance policies with respect to workers’ compensation, auto liability, general liability, excess liability, contractors pollution liability, legal liability, professional liability, directors and officers liability, employment practices liability, cyber policy, terrorism insurance, property insurance and other types of coverages, but these policies are subject to deductibles, and the Company is self-insured up to the amount of those deductibles. Insurance losses are accrued based upon the Company's estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported. Insurance liabilities are difficult to assess and estimate due to unknown factors, including the frequency and severity of injuries, the magnitude of damage to or loss of property or the environment, the determination of the Company's liability in proportion to other parties, estimates of incidents not reported and the effectiveness of the Company's safety programs, and as a result, the Company's actual losses may exceed its estimates. There can be no assurance that the Company's current or past insurance coverages will be sufficient or effective under all circumstances or against all claims and liabilities to which the Company may be subject.
The Company generally renews its insurance policies on an annual basis; therefore, deductibles and levels of insurance coverages may change in future periods. There can be no assurance that any of the Company's existing insurance coverages will be renewed upon the expiration of the coverage period or that future coverage will be available at reasonable and competitive rates or at the required limits. The cost of the Company's insurance has significantly increased over time and may continue to increase in the future. In addition, insurers may fail, cancel the Company's coverage, increase the cost of coverage, determine to exclude certain items from coverage, or otherwise be unable to provide the Company with adequate insurance coverage. The Company may not be able to obtain certain types of insurance or incremental levels of insurance in scope or amount sufficient to cover liabilities it may incur. For example, due to the increase in wildfire losses and related insurance claims, insurers have reduced coverage availability and increased the cost of insurance coverage for such events in recent years, and the Company's current levels of coverage may not be sufficient to cover potential losses. If the Company's risk exposure increases as a result of adverse changes in its insurance coverage, the Company could be subject to increased liabilities that could negatively affect its business, financial condition, results of operations and cash flows.
In addition, the Company performs work in hazardous environments and its employees are exposed to a number of hazards. Incidents can occur, regardless of fault, that may be catastrophic and adversely impact the Company's employees and third parties by causing serious personal injury, loss of life, damage to property or the environment, and interruption of operations. In locations or environments where claims have become more frequent or severe in recent years, insurance may become difficult or impossible to obtain. The Company's contracts may require it to indemnify its customers, project owners and other parties for injury, damage or loss arising out of the Company's presence at its customers’ location, or in the performance of the Company's work, in both cases regardless of fault, and provide for warranties for materials and workmanship. The Company may also be required to name the customer and others as an additional insured party under its insurance policies. The Company maintains limited insurance coverage against these and other risks associated with its business. This insurance may not protect the Company against liability for certain events, and the Company cannot guarantee that its insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that it may incur. Any future damages caused by the Company's services that are not covered by insurance or are in excess of policy limits could negatively affect its business, financial condition, results of operations and cash flows.

Index
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information with respect to the Company's purchase of equity securities:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2024	—	$—	—	—
February 1 through February 29, 2024	127,180	$20.85	—	—
March 1 through March 31, 2024	—	$—	—	—
Total	127,180	$20.85	—	—
(1)    Represents shares of common stock withheld by the Company to pay taxes in connection with the vesting of shares granted pursuant to the Long-Term Performance-Based Incentive Plan.
(2)    Not applicable. The Company does not currently have in place any publicly announced plans or programs to repurchase equity securities.

Item 3. Defaults Upon Senior Securities

None.
Item 5. Other Information
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
See the index to exhibits immediately preceding the signature page to this report.

Index

Exhibits Index
Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number

3(a)	Amended and Restated Certificate of Incorporation of MDU Resources Group, Inc.		8-K		3.2	5/8/19	1-03480
3(b)	Amended and Restated Bylaws of MDU Resources Group, Inc.		8-K		3.1	2/15/19	1-03480
4(a)	WBI Energy Transmission, Inc. Term Loan Agreement, dated April 1, 2024, among WBI Energy Transmission, Inc., Various Lenders, and U.S. Bank National Association, as Administrative Agent	X
+10(a)	MDU Resources Group, Inc. Long-Term Performance-Based Incentive Plan, as amended February 15, 2024		8-K		10.2	2/21/24	1-03480
+10(b)	MDU Resources Group, Inc. Change in Control Severance Plan		8-K		10.1	2/21/24	1-03480
+10(c)	A&R Cooperation Agreement, dated as of March 14, 2024, by and among Keith A. Meister, Corvex Management LP and MDU Resources Group, Inc.		8-K		10.1	3/18/24	1-03480
+10(d)	Ninth Amendment to MDU Resources Group, Inc. 401(k) Retirement Plan. as amended March 28, 2024	X
+10(e)	Tenth Amendment to MDU Resources Group, Inc. 401(k) Retirement Plan. as amended April 1, 2024	X
31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Management contract, compensatory plan or arrangement.

Index
Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU RESOURCES GROUP, INC.

DATE:	May 2, 2024	BY:	/s/ Jason L. Vollmer
Jason L. Vollmer
Vice President, Chief Financial Officer and Treasurer

		BY:	/s/ Stephanie A. Sievert
Stephanie A. Sievert
Vice President, Chief Accounting Officer and Controller