Form 10-Q
period 2024-06-30
MDU RESOURCES GROUP INC
filed 2024-08-08
CIK 67716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2024: 203,888,237 shares.

Index
Definitions
The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2023 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2023
AFUDC	Allowance for funds used during construction
Applied Digital	Applied Digital Corporation
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Big Stone Station	475-MW coal-fired electric generating facility near Big Stone City, South Dakota (22.7 percent ownership)
Cascade	Cascade Natural Gas Corporation, an indirect wholly owned subsidiary of MDU Energy Capital
Centennial
CEHI, LLC, a direct wholly owned subsidiary of the Company, formerly known as Centennial Energy Holdings, Inc., prior to the separation of Knife River from the Company. References to Centennial's historical business and operations refer to the business and operations of Centennial Energy Holdings, Inc.

Centennial Capital	Centennial Holdings Capital LLC, a direct wholly owned subsidiary of Centennial
Company	MDU Resources Group, Inc.
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
CWIP	Construction work in progress, costs associated with the construction of new utility facilities recorded on the balance sheet until these facilities are placed in service
dk	Decatherm
EPA	United States Environmental Protection Agency
Everus	Everus Construction Group, Inc., a wholly owned subsidiary of the Company that was established in conjunction with the proposed separation of Everus Construction
Everus Construction	Everus Construction, Inc., a direct wholly owned subsidiary of Centennial, formerly known as MDU Construction Services Group, Inc. prior to March 12, 2024
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, an indirect wholly owned subsidiary of Centennial (previously referred to as the Company's exploration and production segment)
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Intermountain	Intermountain Gas Company, an indirect wholly owned subsidiary of MDU Energy Capital
IPUC	Idaho Public Utilities Commission
IRA	Inflation Reduction Act of 2022
JETx	345-kV transmission line from Jamestown, North Dakota to Ellendale, North Dakota (50 percent ownership)
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

Index

MISO
Midcontinent Independent System Operator, Inc., the organization that provides open-access transmission services and monitors the high-voltage transmission system in the Midwest United States and Manitoba, Canada and a southern United States region which includes much of Arkansas, Mississippi, and Louisiana

MMcf	Million cubic feet
MMdk	Million dk
Montana-Dakota	Montana-Dakota Utilities Co., a direct wholly owned subsidiary of MDU Energy Capital
MTPSC	Montana Public Service Commission
MW	Megawatt
NDDEQ	North Dakota Department of Environmental Quality
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
ODEQ	Oregon Department of Environmental Quality
OPUC	Oregon Public Utility Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
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

VIE	Variable interest entity
Washington DOE	Washington State Department of Ecology
WBI Energy	WBI Energy, Inc., an indirect wholly owned subsidiary of Centennial
WBI Energy Transmission	WBI Energy Transmission, Inc., an indirect wholly owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission

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

Index
Part I -- Financial Information
Item 1. Financial Statements

MDU Resources Group, Inc.
Consolidated Statements of Income
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and regulated pipeline	$340,544	$340,492	$926,561	$1,014,423
Non-regulated pipeline, construction services and other	707,001	750,634	1,334,809	1,506,801
Total operating revenues	1,047,545	1,091,126	2,261,370	2,521,224
Operating expenses:
Operation and maintenance:
Electric, natural gas distribution and regulated pipeline	100,709	95,483	206,389	197,522
Non-regulated pipeline, construction services and other	632,283	674,110	1,198,521	1,368,616
Total operation and maintenance	732,992	769,593	1,404,910	1,566,138
Purchased natural gas sold	94,591	115,866	353,192	486,881
Electric fuel and purchased power	29,716	20,432	62,333	44,789
Depreciation and amortization	55,882	53,498	111,631	105,730
Taxes, other than income	44,618	49,706	103,611	117,133
Total operating expenses	957,799	1,009,095	2,035,677	2,320,671
Operating income	89,746	82,031	225,693	200,553
Unrealized gain on retained shares in Knife River	—	140,020	—	140,020
Other income	14,662	9,959	28,449	20,333
Interest expense	28,609	26,459	57,314	50,412
Income before income taxes	75,799	205,551	196,828	310,494
Income taxes	15,225	57,918	35,356	78,986
Income from continuing operations	60,574	147,633	161,472	231,508
Discontinued operations, net of tax	(138)	(16,941)	(138)	(62,464)
Net income	$60,436	$130,692	$161,334	$169,044
Earnings per share - basic:
Income from continuing operations	$.30	$.72	$.79	$1.14
Discontinued operations, net of tax	—	(.08)	—	(.31)
Earnings per share - basic	$.30	$.64	$.79	$.83
Earnings per share - diluted:
Income from continuing operations	$.30	$.72	$.79	$1.14
Discontinued operations, net of tax	—	(.08)	—	(.31)
Earnings per share - diluted	$.30	$.64	$.79	$.83
Weighted average common shares outstanding - basic	203,888	203,635	203,834	203,630
Weighted average common shares outstanding - diluted	204,582	203,877	204,364	203,894
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Net income	$60,436	$130,692	$161,334	$169,044
Other comprehensive income:
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $6 and $17 for the three and six months ended 2023, respectively	—	47	—	81
Postretirement liability adjustment:
Amortization of postretirement liability losses included in net periodic benefit credit, net of tax of $34 and $131 for the three months ended and $68 and $165 for the six months ended in 2024 and 2023, respectively	103	387	207	487
Net unrealized gain (loss) on available-for-sale investments:
Net unrealized gain (loss) on available-for-sale investments arising during the period, net of tax of $8 and $(22) for the three months ended and $(2) and $(4) for the six months ended in 2024 and 2023, respectively	29	(84)	(7)	(14)
Reclassification adjustment for loss on available-for-sale investments included in net income, net of tax of $2 and $3 for the three months ended and $3 and $6 for the six months ended in 2024 and 2023, respectively	7	13	13	26
Net unrealized gain (loss) on available-for-sale investments	36	(71)	6	12
Other comprehensive income	139	363	213	580
Comprehensive income attributable to common stockholders	$60,575	$131,055	$161,547	$169,624
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Balance Sheets
(Unaudited)
	June 30, 2024	June 30, 2023	December 31, 2023
Assets	(In thousands, except shares and per share amounts)
Current assets:
Cash, cash equivalents and restricted cash	$94,438	$50,780	$76,975
Receivables, net	926,804	934,173	942,782
Current regulatory assets	217,822	193,162	172,492
Inventories	69,736	60,154	87,392
Prepayments and other current assets	88,239	60,502	84,082
Retained shares in Knife River	—	246,063	—
Total current assets	1,397,039	1,544,834	1,363,723
Noncurrent assets:
Property, plant and equipment	7,560,455	7,083,229	7,341,116
Less accumulated depreciation and amortization	2,295,499	2,160,439	2,220,206
Net property, plant and equipment	5,264,956	4,922,790	5,120,910
Goodwill	488,960	488,960	488,960
Other intangible assets, net	960	3,049	2,004
Regulatory assets	351,334	345,185	447,099
Investments	123,391	139,569	124,235
Operating lease right-of-use assets	83,189	74,553	74,363
Other	250,507	165,910	211,865
Total noncurrent assets	6,563,297	6,140,016	6,469,436
Total assets	$7,960,336	$7,684,850	$7,833,159
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$—	$345,000	$95,000
Long-term debt due within one year	193,608	1,319	61,319
Accounts payable	442,568	399,339	475,215
Taxes payable	63,029	60,284	58,110
Dividends payable	25,029	45,310	25,461
Accrued compensation	63,927	66,555	85,512
Operating lease liabilities due within one year	24,597	22,666	22,884
Regulatory liabilities due within one year	158,535	48,057	70,761
Other accrued liabilities	178,566	143,235	181,471
Total current liabilities	1,149,859	1,131,765	1,075,733
Noncurrent liabilities:
Long-term debt	2,207,009	2,246,103	2,236,904
Deferred income taxes	454,826	515,661	458,548
Asset retirement obligations	393,743	380,058	384,371
Regulatory liabilities	461,366	455,877	521,050
Operating lease liabilities	58,826	52,328	51,645
Other	216,903	196,865	199,675
Total noncurrent liabilities	3,792,673	3,846,892	3,852,193
Commitments and contingencies
Stockholders' equity:
Common stock Authorized - 500,000,000 shares, $1.00 par value Shares issued - 203,888,237 at June 30, 2024, 203,638,373 at June 30, 2023 and 203,689,090 at December 31, 2023	203,888	203,638	203,689
Other paid-in capital	1,468,483	1,460,735	1,466,235
Retained earnings	1,363,604	1,059,517	1,253,693
Accumulated other comprehensive loss	(18,171)	(17,697)	(18,384)
Total stockholders' equity	3,017,804	2,706,193	2,905,233
Total liabilities and stockholders' equity	$7,960,336	$7,684,850	$7,833,159
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Equity
(Unaudited)
			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2023	203,689,090	$203,689	$1,466,235	$1,253,693	$(18,384)	—	$—	$2,905,233
Net income	—	—	—	100,898	—	—	—	100,898
Other comprehensive income	—	—	—	—	74	—	—	74
Dividends declared on common stock	—	—	—	(25,779)	—	—	—	(25,779)
Stock-based compensation	—	—	3,173	—	—	—	—	3,173
Costs of issuance of common stock	—	—	(35)	—	—	—	—	(35)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	199,147	199	(2,822)	—	—	—	—	(2,623)
At March 31, 2024	203,888,237	$203,888	$1,466,551	$1,328,812	$(18,310)	—	$—	$2,980,941
Net income	—	—	—	60,436	—	—	—	60,436
Other comprehensive income	—	—	—	—	139	—	—	139
Dividends declared on common stock	—	—	—	(25,644)	—	—	—	(25,644)
Stock-based compensation	—	—	1,947	—	—	—	—	1,947
Costs of issuance of common stock	—	—	(15)	—	—	—	—	(15)
At June 30, 2024	203,888,237	$203,888	$1,468,483	$1,363,604	$(18,171)	—	$—	$3,017,804
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

Index

MDU Resources Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2024	2023
	(In thousands)
Operating activities:
Net income	$161,334	$169,044
Less: loss from discontinued operations, net of tax	(138)	(62,464)
Income from continuing operations	161,472	231,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,631	105,730
Deferred income taxes	(8,580)	55,478
Provision for credit losses	2,968	5,862
Amortization of debt issuance costs	731	792
Employee stock-based compensation costs	5,120	1,740
Pension and postretirement benefit plan net periodic benefit credit	(1,895)	(2,775)
Unrealized gain on retained shares in Knife River	—	(140,020)
Unrealized gains on investments	(3,235)	(4,885)
Gains on sales of assets	(2,547)	(4,887)
Changes in current assets and liabilities, net of acquisitions:
Receivables	24,127	124,306
Inventories	16,843	1,427
Other current assets	32,082	(27,614)
Accounts payable	(35,853)	(137,308)
Other current liabilities	(10,760)	19,090
Pension and postretirement benefit plan contributions	(509)	(17)
Other noncurrent changes	10,112	1,606
Net cash provided by continuing operations	301,707	230,033
Net cash used in discontinued operations	(138)	(156,932)
Net cash provided by operating activities	301,569	73,101
Investing activities:
Capital expenditures	(243,456)	(232,137)
Net proceeds from sale or disposition of property	5,421	9,491
Cost of removal, net of salvage value	(3,624)	4,041
Investments	(3,305)	(2,974)
Proceeds from investment cost basis withdrawal	9,000	—
Net cash used in continuing operations	(235,964)	(221,579)
Net cash used in discontinued operations	—	(55,012)
Net cash used in investing activities	(235,964)	(276,591)
Financing activities:
Issuance of short-term borrowings	—	500,000
Repayment of short-term borrowings	(95,000)	(193,500)
Issuance of long-term debt	113,700	389,500
Repayment of long-term debt	(11,127)	(506,191)
Debt issuance costs	(1,637)	(1,864)
Costs of issuance of common stock	(50)	—
Dividends paid	(51,405)	(90,552)
Repurchase of common stock	—	(4,811)
Tax withholding on stock-based compensation	(2,623)	(3,040)
Net cash (used in) provided by continuing operations	(48,142)	89,542
Net cash provided by discontinued operations	—	94,300
Net cash (used in) provided by financing activities	(48,142)	183,842
Increase (decrease) in cash, cash equivalents and restricted cash	17,463	(19,648)
Cash, cash equivalents and restricted cash - beginning of year	76,975	70,428
Cash, cash equivalents and restricted cash - end of period	$94,438	$50,780
The accompanying notes are an integral part of these consolidated financial statements.

Index
MDU Resources Group, Inc.
Notes to Consolidated
Financial Statements
June 30, 2024 and 2023
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
The Company's consolidated financial statements and accompanying notes for the current and prior periods present the results of operations of Knife River as discontinued operations, other than certain corporate overhead costs of the Company historically allocated to Knife River, which are reflected in Other. Also included in Discontinued operations, net of tax in the Consolidated Statements of Income are the supporting activities of Fidelity and certain interest expense related to financing activity associated with the Knife River separation. Unless otherwise indicated, the amounts presented in the accompanying notes to the consolidated financial statements relate to the Company's continuing operations. For more information on discontinued operations, see Note 3.
On November 2, 2023, the Company announced its intent to pursue a tax-free spinoff of its wholly owned construction services business, MDU Construction Services. On March 13, 2024, the Company announced its construction services business, MDU Construction Services, rebranded to Everus Construction. The Company's board of directors believes a tax-free spinoff of the construction services business supports the Company's goal of enhancing value for stockholders by becoming a pure-play regulated energy delivery company. The planned separation is expected to occur by means of a tax-free spinoff of a newly formed company, Everus, which will own the assets and liabilities of Everus Construction.
Management has also evaluated the impact of events occurring after June 30, 2024, up to the date of the issuance of these consolidated interim financial statements on August 8, 2024, that would require recognition or disclosure in the Consolidated Financial Statements.

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
In December 2022, the FASB included a sunset provision within ASC 848 based on expectations of when LIBOR would cease being published. At the time ASU 2020-04 was issued, the UK Financial Conduct Authority had established its intent to cease overnight tenors of LIBOR after December 31, 2021. In March 2021, the UK Financial Conduct Authority announced that the intended cessation date of the overnight tenors of LIBOR would be June 30, 2023 which was beyond the sunset date of ASC 848. The amendments in this Update defer the sunset date of ASC 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in ASC 848.
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
ASU 2024-01 Compensation - Stock Compensation
The FASB issued improvements to GAAP through an example to demonstrate application of the scope of paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted in Compensation - Stock Compensation.
		Effective for fiscal year beginning after December 15, 2024.	The Company is currently evaluating the impact the guidance will have on its disclosures for the year ended December 31, 2025.

Index
Note 3 - Discontinued operations
On May 31, 2023, the Company completed the previously announced separation of Knife River, its former construction materials and contracting segment, into a new publicly traded company. The separation was achieved through the Company's pro-rata distribution of approximately 90 percent of the outstanding shares of Knife River to the Company's common stockholders. To effect the separation, the Company distributed to its stockholders one share of Knife River common stock for every four shares of the Company's common stock held on May 22, 2023, the record date for the distribution, with the Company retaining approximately 10 percent, or 5.7 million shares of Knife River common stock immediately following the separation. In November 2023, the Company completed the tax-free exchange of its retained shares.
As a result of the separation, the historical results of operations are shown in discontinued operations, net of tax, other than allocated general corporate overhead costs of the Company, which do not meet the criteria for income (loss) from discontinued operations.
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
The Company provided to Knife River and Knife River provided to the Company transition services in accordance with the TSA entered into on May 31, 2023. For the three and six months ended June 30, 2024, the Company received $437,000 and $1.5 million, respectively, and paid $62,000 and $140,000, respectively, for these related activities. For both the three and six months ended June 30, 2023, the Company received $599,000 and paid $277,000, respectively, for these related activities. The majority of the transition services were to be provided for a period of one year, however, no longer than two years after the separation.
Separation related costs of $138,000, net of tax, were incurred during both the three and six months ended June 30, 2024. Separation related costs of $41.2 million and $46.1 million, net of tax, were incurred during the three and six months ended June 30, 2023, respectively. Separation costs incurred are presented in Discontinued operations, net of tax in the Consolidated Statements of Income. These charges primarily relate to transaction and third-party support costs, one-time business separation fees and related tax charges.
The Company had no assets or liabilities related to the discontinued operations of Knife River on its balance sheet as of June 30, 2024 and 2023 or December 31, 2023.
The reconciliation of the major classes of income and expense constituting pretax loss from discontinued operations to the after-tax loss from discontinued operations on the Consolidated Statements of Income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Operating revenues	$—	$428,020	$—	$735,259
Operating expenses	161	416,686	161	767,960
Operating (loss) income	(161)	11,334	(161)	(32,701)
Other income	—	1,889	—	2,381
Interest expense	—	23,544	—	37,611
Loss from discontinued operations before income taxes	(161)	(10,321)	(161)	(67,931)
Income tax (benefit) expense	(23)	6,620	(23)	(5,467)
Discontinued operations, net of tax	$(138)	$(16,941)	$(138)	$(62,464)
Note 4 - Seasonality of operations
Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results for particular businesses, and for the Company as a whole, may not be indicative of results for the full fiscal year.

Index
Note 5 - Receivables and allowance for expected credit losses
Receivables consist primarily of trade and contracting services receivables from the sale of goods and services, net of expected credit losses. The Company's trade receivables are all due in 12 months or less. The total balance of receivables past due 90 days or more was $99.3 million, $57.9 million and $45.7 million at June 30, 2024 and 2023, and December 31, 2023, respectively.
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
Details of the Company's expected credit losses were as follows:

	Electric	Natural gas distribution	Pipeline	Construction services	Total
	(In thousands)
At December 31, 2023	$414	$1,189	$—	$7,967	$9,570
Current expected credit loss provision	782	1,916	—	(411)	2,287
Less write-offs charged against the allowance	659	1,455	—	48	2,162
Credit loss recoveries collected	147	314	—	—	461
At March 31, 2024	$684	$1,964	$—	$7,508	$10,156
Current expected credit loss provision	190	214	—	277	681
Less write-offs charged against the allowance	463	969	—	541	1,973
Credit loss recoveries collected	80	196	—	13	289
At June 30, 2024	$491	$1,405	$—	$7,257	$9,153

	Electric	Natural gas distribution	Pipeline	Construction services	Total
	(In thousands)
At December 31, 2022	$375	$1,615	$2	$2,162	$4,154
Current expected credit loss provision	615	2,324	—	826	3,765
Less write-offs charged against the allowance	667	1,225	—	51	1,943
Credit loss recoveries collected	145	229	—	1	375
At March 31, 2023	$468	$2,943	$2	$2,938	$6,351
Current expected credit loss provision	182	90	—	1,825	2,097
Less write-offs charged against the allowance	316	1,454	—	103	1,873
Credit loss recoveries collected	79	161	—	58	298
At June 30, 2023	$413	$1,740	$2	$4,718	$6,873

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

	June 30, 2024	June 30, 2023	December 31, 2023
	(In thousands)
Merchandise for resale	$39,408	$32,498	$34,955
Natural gas in storage (current)	16,363	15,388	39,377
Materials and supplies	6,880	6,391	5,460
Other	7,085	5,877	7,600
Total	$69,736	$60,154	$87,392
The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in noncurrent assets - other and was $50.1 million, $47.4 million and $48.5 million at June 30, 2024 and 2023 and December 31, 2023, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Weighted average common shares outstanding - basic	203,888	203,635	203,834	203,630
Effect of dilutive performance share awards and restricted stock units	694	242	530	264
Weighted average common shares outstanding - diluted	204,582	203,877	204,364	203,894

Earnings per share - basic:
Income from continuing operations	$.30	$.72	$.79	$1.14
Discontinued operations, net of tax	—	(.08)	—	(.31)
Earnings per share - basic	$.30	$.64	$.79	$.83

Earnings per share - diluted:
Income from continuing operations	$.30	$.72	$.79	$1.14
Discontinued operations, net of tax	—	(.08)	—	(.31)
Earnings per share - diluted	$.30	$.64	$.79	$.83

Shares excluded from the calculation of diluted earnings per share	—	—	—	—
Dividends declared per common share	$.1250	$.2225	$.2500	$.4450

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
The Company received notification in 2023 from a customer on a large project with a contract that was billed on a time and materials basis with no stated maximum price, that it is withholding payment of approximately $31.2 million on remaining outstanding billings, including retention. The Company believes it has substantial defenses against these claims based upon the terms of the contract and the Company's belief that it has fully performed under the terms of the contract. The Company believes collection of the remaining outstanding billings, including retention is probable and, as a result, the Company has recognized the revenue from this project in its results. However, there is uncertainty surrounding this matter, including the potential long-term nature of dispute resolution, the Company filing a lien on the property and the broad range of possible consideration amounts as a result of negotiations and potential litigation to resolve the dispute.
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

Three Months Ended June 30, 2024	Electric	Natural gas distribution	Pipeline	Construction services	Other	Total
	(In thousands)
Residential utility sales	$31,437	$106,690	$—	$—	$—	$138,127
Commercial utility sales	41,620	64,274	—	—	—	105,894
Industrial utility sales	11,758	9,268	—	—	—	21,026
Other utility sales	2,065	—	—	—	—	2,065
Natural gas transportation	—	13,324	43,406	—	—	56,730
Natural gas storage	—	—	5,331	—	—	5,331
Electrical & mechanical specialty contracting	—	—	—	502,015	—	502,015
Transmission & distribution specialty contracting	—	—	—	190,881	—	190,881
Other	13,186	5,767	4,110	45	1,418	24,526
Intersegment eliminations	(64)	(49)	(9,055)	(249)	(1,416)	(10,833)
Revenues from contracts with customers	100,002	199,274	43,792	692,692	2	1,035,762
Other revenues	(845)	2,157	39	10,432	—	11,783
Total external operating revenues	$99,157	$201,431	$43,831	$703,124	$2	$1,047,545

Index

Three Months Ended June 30, 2023	Electric	Natural gas distribution	Pipeline	Construction services	Other	Total
	(In thousands)
Residential utility sales	$30,825	$120,967	$—	$—	$—	$151,792
Commercial utility sales	38,262	71,196	—	—	—	109,458
Industrial utility sales	10,370	9,183	—	—	—	19,553
Other utility sales	1,710	—	—	—	—	1,710
Natural gas transportation	—	11,671	34,394	—	—	46,065
Natural gas storage	—	—	3,758	—	—	3,758
Electrical & mechanical specialty contracting	—	—	—	568,307	—	568,307
Transmission & distribution specialty contracting	—	—	—	167,485	—	167,485
Other	11,531	3,272	3,937	177	3,151	22,068
Intersegment eliminations	(27)	(69)	(7,918)	—	(3,151)	(11,165)
Revenues from contracts with customers	92,671	216,220	34,171	735,969	—	1,079,031
Other revenues	(1,682)	2,775	38	10,964	—	12,095
Total external operating revenues	$90,989	$218,995	$34,209	$746,933	$—	$1,091,126

Six Months Ended June 30, 2024	Electric	Natural gas distribution	Pipeline	Construction services	Other	Total
	(In thousands)
Residential utility sales	$70,659	$369,793	$—	$—	$—	$440,452
Commercial utility sales	83,135	226,404	—	—	—	309,539
Industrial utility sales	23,107	23,847	—	—	—	46,954
Other utility sales	4,001	—	—	—	—	4,001
Natural gas transportation	—	27,915	87,043	—	—	114,958
Natural gas storage	—	—	10,713	—	—	10,713
Electrical & mechanical specialty contracting	—	—	—	941,393	—	941,393
Transmission & distribution specialty contracting	—	—	—	367,741	—	367,741
Other	28,816	8,969	6,366	91	2,850	47,092
Intersegment eliminations	(93)	(105)	(39,365)	(336)	(2,833)	(42,732)
Revenues from contracts with customers	209,625	656,823	64,757	1,308,889	17	2,240,111
Revenues out of scope	(2,742)	4,078	86	19,837	—	21,259
Total external operating revenues	$206,883	$660,901	$64,843	$1,328,726	$17	$2,261,370

Six Months Ended June 30, 2023	Electric	Natural gas distribution	Pipeline	Construction services	Other	Total
	(In thousands)
Residential utility sales	$68,650	$448,617	$—	$—	$—	$517,267
Commercial utility sales	74,609	276,122	—	—	—	350,731
Industrial utility sales	21,133	26,021	—	—	—	47,154
Other utility sales	3,484	—	—	—	—	3,484
Natural gas transportation	—	25,175	69,378	—	—	94,553
Natural gas storage	—	—	7,620	—	—	7,620
Electrical & mechanical specialty contracting	—	—	—	1,158,570	—	1,158,570
Transmission & distribution specialty contracting	—	—	—	319,507	—	319,507
Other	23,410	7,993	5,797	209	4,723	42,132
Intersegment eliminations	(55)	(139)	(34,188)	—	(4,723)	(39,105)
Revenues from contracts with customers	191,231	783,789	48,607	1,478,286	—	2,501,913
Revenues out of scope	(4,545)	801	76	22,979	—	19,311
Total external operating revenues	$186,686	$784,590	$48,683	$1,501,265	$—	$2,521,224

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
The changes in contract assets and liabilities were as follows:

	June 30, 2024	December 31, 2023	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$163,466	$158,861	$4,605	Receivables, net
Contract liabilities - current	(193,299)	(202,144)	8,845	Accounts payable
Contract liabilities - noncurrent	(2,130)	(291)	(1,839)	Noncurrent liabilities - other
Net contract liabilities	$(31,963)	$(43,574)	$11,611
The Company recognized $24.1 million and $121.7 million in revenue for the three and six months ended June 30, 2024, respectively, which was previously included in contract liabilities at December 31, 2023. The Company recognized $23.4 million and $157.9 million in revenue for the three and six months ended June 30, 2023, respectively, which was previously included in contract liabilities at December 31, 2022.
The Company recognized a net increase in revenues of $35.5 million and $58.0 million for the three and six months ended June 30, 2024, respectively, from performance obligations satisfied in prior periods. The Company recognized a net increase in revenues of $23.1 million and $31.8 million for the three and six months ended June 30, 2023, respectively, from performance obligations satisfied in prior periods.
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
At June 30, 2024, the Company's remaining performance obligations were $3.0 billion. The Company expects to recognize the following revenue amounts in future periods related to these remaining performance obligations: $2.1 billion within the next 12 months or less; $435.4 million within the next 13 to 24 months; and $506.7 million in 25 months or more.
Note 9 - Leases
The Company's leases primarily include operating leases for equipment, buildings, easements and vehicles. The Company leases certain equipment to third parties through its utility and construction services segments, which are considered short-term operating leases with terms of less than 12 months.
The Company recognized revenue from operating leases of $10.5 million and $20.1 million for the three and six months ended June 30, 2024, respectively. The Company recognized revenue from operating leases of $11.1 million and $23.3 million for the three and six months ended June 30, 2023, respectively. At June 30, 2024, the Company had $8.4 million of lease receivables with a majority due within 12 months.

Index
Note 10 - Regulatory assets and liabilities
The following table summarizes the individual components of unamortized regulatory assets and liabilities:

	Estimated Recovery or Refund Period as of June 30, 2024	*	June 30, 2024	June 30, 2023	December 31, 2023
			(In thousands)
Regulatory assets:
Current:
Natural gas costs recoverable through rate adjustments	Up to 1 year		$105,064	$170,249	$98,844
Environmental compliance programs	Up to 1 year		84,486	2,926	5,525
Conservation programs	Up to 1 year		15,713	10,897	14,425
Cost recovery mechanisms	Up to 1 year		6,074	4,758	9,153
Electric fuel and purchased power deferral	Up to 1 year		3,024	2,221	33,918
Other	Up to 1 year		3,461	2,111	10,627
			217,822	193,162	172,492
Noncurrent:
Pension and postretirement benefits	**		142,511	144,448	142,511
Cost recovery mechanisms	Up to 25 years		82,984	63,890	85,944
Plant costs/asset retirement obligations	Over plant lives		45,342	43,855	46,009
Manufactured gas plant site remediation	-		25,704	25,764	26,127
Natural gas costs recoverable through rate adjustments	Up to 2 years		15,870	—	55,493
Taxes recoverable from customers	Over plant lives		12,311	12,099	12,249
Electric fuel and purchased power deferral	Up to 2 years		12,160	—	—
Environmental compliance programs	-		2,858	20,611	66,806
Long-term debt refinancing costs	Up to 36 years		2,306	2,894	2,600
Plant to be retired	-		227	20,858	772
Other	Up to 15 years		9,061	10,766	8,588
			351,334	345,185	447,099
Total regulatory assets			$569,156	$538,347	$619,591
Regulatory liabilities:
Current:
Environmental compliance programs	Up to 1 year		$72,644	$—	$—
Natural gas costs refundable through rate adjustments	Up to 1 year		60,400	17,820	43,161
Provision for rate refund	Up to 1 year		7,767	1,227	6,866
Cost recovery mechanisms	Up to 1 year		3,841	3,304	6,284
Conservation programs	Up to 1 year		3,330	2,851	2,130
Margin sharing	Up to 1 year		2,188	1,791	5,243
Taxes refundable to customers	Up to 1 year		2,074	1,513	2,149
Refundable fuel and electric costs	Up to 1 year		1,431	103	263
Electric fuel and purchased power deferral	Up to 1 year		506	8,481	—
Other	Up to 1 year		4,354	10,967	4,665
			158,535	48,057	70,761
Noncurrent:
Plant removal and decommissioning costs	Over plant lives		222,668	216,682	220,147
Taxes refundable to customers	Over plant lives		187,827	197,757	193,578
Cost recovery mechanisms	Up to 18 years		26,286	18,226	21,791
Accumulated deferred investment tax credit	Over plant lives		16,518	14,398	15,740
Pension and postretirement benefits	**		6,043	7,120	6,044
Environmental compliance programs	-		—	—	61,941
Other	Up to 14 years		2,024	1,694	1,809
			461,366	455,877	521,050
Total regulatory liabilities			$619,901	$503,934	$591,811
Net regulatory position			$(50,745)	$34,413	$27,780
*Estimated recovery or refund period for amounts currently being recovered or refunded in rates to customers.
**    Recovered as expense is incurred or cash contributions are made.

Index
At June 30, 2024 and 2023, and December 31, 2023, approximately $190.5 million, $226.4 million and $194.3 million, respectively, of regulatory assets were not earning a rate of return; however, these regulatory assets are expected to be recovered from customers in future rates. These assets are largely comprised of the unfunded portion of pension and postretirement benefits, asset retirement obligations, certain pipeline integrity costs and the estimated future cost of manufactured gas plant site remediation.
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
As environmental allowances are surrendered, the segment reduces the associated environmental compliance assets and liabilities from the Consolidated Balance Sheets. The expenses and revenues associated with the Company’s environmental allowances and obligations are deferred as regulatory assets and liabilities and recognized as a component of purchased natural gas sold as recovered in customer rates. For more information on the Company’s regulatory assets and liabilities, see Note 10.
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
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of insurance contracts, to satisfy its obligations under its unfunded, nonqualified defined benefit and defined contribution plans for executive officers and certain key management employees and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $61.0 million, $84.1 million and $66.2 million, at June 30, 2024 and 2023, and December 31, 2023, respectively, are classified as Investments on the Consolidated Balance Sheets. The net unrealized gain on these investments was $362,000 and $3.2 million for the three and six months ended June 30, 2024, respectively. The net unrealized gain on these investments was $1.9 million and $4.9 million for the three and six months ended June 30, 2023, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in Other income on the Consolidated Statements of Income. In the first quarter of 2024 and the fourth quarter of 2023 the Company withdrew $9.0 million and $20.0 million, respectively, of its cost basis, which reduced Investments on the Consolidated Balance Sheets.
The Company did not elect the fair value option, which records gains and losses in income, for its available-for-sale securities, which include mortgage-backed securities and U.S. Treasury securities. These available-for-sale securities are recorded at fair value and are classified as Investments on the Consolidated Balance Sheets. Unrealized gains or losses are recorded in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Details of available-for-sale securities were as follows:

June 30, 2024	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,091	$3	$482	$7,612
U.S. Treasury securities	3,806	54	—	3,860
Total	$11,897	$57	$482	$11,472

Index

June 30, 2023	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,542	$—	$651	$7,891
U.S. Treasury securities	3,091	5	46	3,050
Total	$11,633	$5	$697	$10,941

December 31, 2023	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,234	$17	$470	$7,781
U.S. Treasury securities	3,521	28	8	3,541
Total	$11,755	$45	$478	$11,322
On May 31, 2023, the Company completed the Knife River separation and retained approximately 10 percent, or 5.7 million shares of Knife River common stock immediately following the separation, which were disposed of in a tax-free exchange in November 2023. The Company did not retain a controlling interest in Knife River and therefore the fair value of its retained shares and subsequent fair value changes are included in assets of and results from continuing operations, respectively. At June 30, 2023, the fair value of the Company's retained shares in Knife River common stock of $246.1 million was reflected in Retained shares in Knife River on the Consolidated Balance Sheet and was remeasured at fair value based on Knife River's closing stock price on June 30, 2023, with an unrealized gain of $140.0 million recorded in Unrealized gain on retained shares in Knife River on the Consolidated Statements of Income.

The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at June 30, 2024, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2024
	(In thousands)
Assets:
Money market funds	$—	$10,904	$—	$10,904
Insurance contracts*	—	60,952	—	60,952
Available-for-sale securities:
Mortgage-backed securities	—	7,612	—	7,612
U.S. Treasury securities	—	3,860	—	3,860
Total assets measured at fair value	$—	$83,328	$—	$83,328

* The insurance contracts invest approximately 55 percent in fixed-income investments, 19 percent in common stock of large-cap companies, 10 percent in target date investments, 8 percent in common stock of mid-cap companies, 4 percent in common stock of small-cap companies, 3 percent in cash equivalents, and 1 percent in international investments.

Index

	Fair Value Measurements at June 30, 2023, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2023
	(In thousands)
Assets:
Retained shares in Knife River	$246,063	$—	$—	$246,063
Money market funds	—	5,737	—	5,737
Insurance contracts*	—	84,099	—	84,099
Available-for-sale securities:
Mortgage-backed securities	—	7,891	—	7,891
U.S. Treasury securities	—	3,050	—	3,050
Total assets measured at fair value	$246,063	$100,777	$—	$346,840

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

Index
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	June 30, 2024	June 30, 2023	December 31, 2023
	(In thousands)
Carrying amount	$2,400,617	$2,247,422	$2,298,223
Fair value	$2,087,677	$1,949,905	$2,046,039
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
Certain debt instruments of the Company and its subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the debt agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at June 30, 2024. In the event the Company or its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
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
Long-term debt
Cascade On June 20, 2024, Cascade amended and restated its revolving credit agreement to increase the borrowing capacity from $100.0 million to $175.0 million and extend the maturity date to June 20, 2029. Any borrowings under the revolving credit agreement are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued borrowings. The credit agreement contains customary covenants and provisions, including a covenant of Cascade not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. Other covenants include restrictions on the sale of certain assets, limitations on indebtedness and the making of certain investments.
Intermountain On June 20, 2024, Intermountain amended and restated its revolving credit agreement to increase the borrowing capacity from $100.0 million to $175.0 million and extend the maturity date to June 20, 2029. Any borrowings under the revolving credit agreement are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued borrowings. The credit agreement contains customary covenants and provisions, including a covenant of Intermountain not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. Other covenants include restrictions on the sale of certain assets, limitations on indebtedness and the making of certain investments.
WBI Energy Transmission On April 1, 2024, WBI Energy Transmission entered into a $60.0 million term loan agreement with an interest rate of 4.52 percent and a maturity date of April 1, 2039, with the principal to be repaid in equal annual installments of $4.0 million each, beginning March 2025 and continuing through the maturity date. The agreement contains customary covenants and provisions, including a covenant of WBI Energy Transmission not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.

Index
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at June 30, 2024	June 30, 2024	June 30, 2023	December 31, 2023
		(In thousands)
Senior Notes due on dates ranging from August 23, 2025 to June 15, 2062	4.46%	$1,882,000	$1,757,000	$1,882,000
Term Loan Agreements due on dates ranging from May 31, 2025 to April 1, 2039	6.03%	256,300	382,000	196,300
Commercial paper supported by revolving credit agreement	5.64%	133,700	58,900	144,200
Credit agreements due on June 20, 2029	7.45%	99,800	20,300	46,100
Medium-Term Notes due on dates ranging from September 15, 2027 to March 16, 2029	7.32%	35,000	35,000	35,000
Other notes due on dates ranging from May 31, 2028 to November 30, 2038	6.00%	354	987	980
Less unamortized debt issuance costs		6,537	6,765	6,357
Total long-term debt		2,400,617	2,247,422	2,298,223
Less current maturities		193,608	1,319	61,319
Net long-term debt		$2,207,009	$2,246,103	$2,236,904
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs and discount, at June 30, 2024, were as follows:

	Remainder of 2024	2025	2026	2027	2028	Thereafter
	(In thousands)
Long-term debt maturities	$700	$351,700	$144,700	$24,700	$213,400	$1,671,954
Note 14 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Six Months Ended
	June 30,
	2024	2023
	(In thousands)
Interest, net*	$55,168	$54,616
Income taxes paid, net**	$32,787	$17,542
*AFUDC - borrowed was $5.7 million and $4.9 million for the six months ended June 30, 2024 and 2023, respectively. Interest, net also includes interest classified as discontinued operations in 2023.
** Income taxes paid, including discontinued operations, was $18.3 million for the six months ended June 30, 2023.

Noncash investing and financing transactions were as follows:

	June 30, 2024	June 30, 2023	December 31, 2023
	(In thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$22,681	$24,201	$46,181
Property, plant and equipment additions in accounts payable	$46,174	$37,076	$46,622

Index
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
The Other category includes the activities of Centennial Capital, which, through its subsidiary InterSource Insurance Company, insures various types of risks as a captive insurer for certain of the Company's subsidiaries. The function of the captive insurer is to fund the self-insured layers of the insured Company's general liability, automobile liability, pollution liability and other coverages. Centennial Capital also owns certain real and personal property. In addition, the Other category includes certain assets, liabilities and tax adjustments of the holding company primarily associated with corporate functions, as well as costs associated with certain strategic initiatives. Also included are certain general and administrative costs (reflected in operation and maintenance expense) and interest expense, which were previously allocated to Knife River, Fidelity and the refining business which do not meet the criteria for income (loss) from discontinued operations.
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

Index
The information below follows the same accounting policies as described in Note 2 of the Notes to Consolidated Financial Statements in the 2023 Annual Report. Information on the Company's segments was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
External operating revenues:
Regulated operations:
Electric	$99,157	$90,989	$206,883	$186,686
Natural gas distribution	201,431	218,995	660,901	784,590
Pipeline	39,956	30,508	58,777	43,147
	340,544	340,492	926,561	1,014,423
Non-regulated operations:
Pipeline	3,875	3,701	6,066	5,536
Construction services	703,124	746,933	1,328,726	1,501,265
Other	2	—	17	—
	707,001	750,634	1,334,809	1,506,801
Total external operating revenues	$1,047,545	$1,091,126	$2,261,370	$2,521,224

Intersegment operating revenues:
Regulated operations:
Electric	$64	$27	$93	$55
Natural gas distribution	49	69	105	139
Pipeline	8,854	7,699	39,129	33,958
	8,967	7,795	39,327	34,152
Non-regulated operations:
Pipeline	201	219	236	230
Construction services	249	—	336	—
Other	1,416	3,151	2,833	4,723
	1,866	3,370	3,405	4,953
Total intersegment operating revenues	$10,833	$11,165	$42,732	$39,105

Operating income (loss):
Electric	$18,631	$21,561	$41,419	$42,654
Natural gas distribution	1,204	2,428	59,442	60,932
Pipeline	23,272	13,886	45,922	26,926
Construction services	51,309	54,310	90,193	89,527
Other	(4,670)	(10,154)	(11,283)	(19,486)
Total operating income	$89,746	$82,031	$225,693	$200,553

Income (loss) from continuing operations:
Regulated operations:
Electric	$15,527	$16,338	$33,396	$32,945
Natural gas distribution	(5,007)	(3,157)	35,063	35,771
Pipeline	16,840	8,651	32,244	17,580
	27,360	21,832	100,703	86,296
Non-regulated operations:
Pipeline	419	286	73	(172)
Construction services	38,971	41,167	67,186	69,976
Other	(6,176)	84,348	(6,490)	75,408
	33,214	125,801	60,769	145,212
Income from continuing operations	60,574	147,633	161,472	231,508
Discontinued operations, net of tax	(138)	(16,941)	(138)	(62,464)
Net income	$60,436	$130,692	$161,334	$169,044

Index
A reconciliation of reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Operating revenues reconciliation:
Total reportable segment operating revenues	$1,056,960	$1,099,140	$2,301,252	$2,555,606
Other revenue	1,418	3,151	2,850	4,723
Elimination of intersegment operating revenues	(10,833)	(11,165)	(42,732)	(39,105)
Total consolidated operating revenues	$1,047,545	$1,091,126	$2,261,370	$2,521,224
Note 16 - Employee benefit plans
Pension and other postretirement plans
The Company has noncontributory qualified defined benefit pension plans and other postretirement benefit plans for certain eligible employees.
Components of net periodic benefit cost (credit) for the Company's pension benefit plans were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Components of net periodic benefit cost (credit):
Interest cost	$3,200	$3,380	$6,400	$7,169
Expected return on assets	(4,028)	(4,299)	(8,056)	(9,048)
Amortization of net actuarial loss	1,037	773	2,074	1,674
Net periodic benefit cost (credit)	$209	$(146)	$418	$(205)
Components of net periodic benefit credit for the Company's other postretirement benefit plans were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In thousands)
Components of net periodic benefit credit:
Service cost	$126	$136	$252	$274
Interest cost	459	489	918	978
Expected return on assets	(1,329)	(1,334)	(2,658)	(2,668)
Amortization of prior service credit	(330)	(329)	(660)	(659)
Amortization of net actuarial gain	(72)	(70)	(144)	(126)
Net periodic benefit credit, including amount capitalized	(1,146)	(1,108)	(2,292)	(2,201)
Less amount capitalized	47	53	69	77
Net periodic benefit credit	$(1,193)	$(1,161)	$(2,361)	$(2,278)

The components of net periodic benefit cost (credit), other than the service cost component, are included in Other income on the Consolidated Statements of Income. The service cost component is included in Operation and maintenance expense on the Consolidated Statements of Income.
Nonqualified defined benefit plans
In addition to the qualified defined benefit pension plans reflected in the table at the beginning of this note, the Company also has unfunded, nonqualified defined benefit plans for executive officers and certain key management employees. The Company's net periodic benefit cost for these plans was $733,000 and $750,000 for the three months ended June 30, 2024 and 2023, respectively, and $1.5 million for both of the six months ended June 30, 2024 and 2023. The components of net periodic benefit cost for these plans are included in Other income on the Consolidated Statements of Income.

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
MTPSC
On July 15, 2024, Montana-Dakota filed a request with the MTPSC for a natural gas general rate increase of approximately $9.4 million annually or 11.1 percent above current rates. The requested increase is primarily to recover investments in system upgrades and pipeline replacement projects enhancing the reliability, safety and integrity of the natural gas system, as well as increased costs to operate and maintain that system. This matter is pending before the MTPSC.
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
SDPUC
On August 15, 2023, Montana-Dakota filed a request with the SDPUC for an electric general rate increase of approximately $3.0 million annually or 17.3 percent above current rates. The requested increase is primarily to recover investments in production, transmission and distribution facilities and the associated depreciation, operation and maintenance expense and taxes associated with the increased investment. On January 26, 2024, Montana-Dakota filed a notice of intent to implement interim rates of $2.7 million annually or 15.4 percent above current rates. The interim rates, subject to refund, were effective March 1, 2024. On July 26, 2024, an all-party settlement agreement was filed reflecting an annual revenue increase of $1.4 million or 8.6 percent overall. The reduction from the original filing includes changes to the overall return, lower depreciation rates and other settled items. This matter is pending before the SDPUC.
On August 15, 2023, Montana-Dakota filed a request with the SDPUC for a natural gas general rate increase of approximately $7.4 million annually or 11.2 percent above current rates. The requested increase is primarily to recover investments in system upgrades and pipeline replacement projects enhancing the reliability, safety and integrity of the natural gas system, as well as increased costs to operate and maintain that system. On January 26, 2024, Montana-Dakota filed a notice of intent to implement interim rates, subject to refund, which were effective March 1, 2024. On July 26, 2024, an all-party settlement agreement was filed reflecting an annual revenue increase of $5.4 million or 8.1 percent overall. The reduction from the original filing includes lower depreciation rates, changes to the overall return and other settled items. This matter is pending before the SDPUC.
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
At June 30, 2024 and 2023, and December 31, 2023, the Company accrued liabilities, which have not been discounted, of $23.6 million, $20.9 million and $22.5 million, respectively. At June 30, 2024 and 2023, and December 31, 2023, the Company also recorded corresponding insurance receivables of $975,000, $338,000 and $202,000, respectively, and regulatory assets of $21.5 million, $20.5 million and $21.6 million, respectively, related to the accrued liabilities. The accruals are for contingencies resulting from litigation and environmental matters. This includes amounts that have been accrued for matters discussed in Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
Environmental matters
The Company is a party to claims for the cleanup of environmental contamination at certain manufactured gas plant sites. There were no material changes to the Company's environmental matters that were previously reported in the 2023 Annual Report.
Guarantees
Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, insurance deductibles and loss limits, and certain other guarantees. At June 30, 2024, the fixed maximum amounts guaranteed under these agreements aggregate $320.0 million. Certain of the guarantees also have no fixed maximum amounts specified. At June 30, 2024, the amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate to $28.7 million in 2024; $187.4 million in 2025; $82.9 million in 2026; $19.6 million in 2027; $1.0 million in 2028; and $400,000 thereafter. There were no amounts outstanding under the previously mentioned guarantees at June 30, 2024. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.
The Company and certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At June 30, 2024, the fixed maximum amounts guaranteed under these letters of credit aggregated $14.3 million, with the scheduled expiration of the maximum amounts guaranteed under these letters aggregate $12.3 million in 2024 and $2.0 million in 2025. There were no amounts outstanding under the previously mentioned letters of credit at June 30, 2024. In the event of default under these letter of credit obligations, the subsidiary guaranteeing the letter of credit would be obligated for reimbursement of payments made under the letter of credit.
In addition, Centennial and Everus Construction have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial or Everus Construction would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company were reflected on the Consolidated Balance Sheet at June 30, 2024.
In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. At June 30, 2024, approximately $504.1 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.

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
At June 30, 2024, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $26.6 million.
Note 19 - Subsequent event
On July 11, 2024, Montana-Dakota issued $125.0 million of senior notes under a note purchase agreement with maturity dates ranging from July 11, 2039 to July 11, 2054, at a weighted average interest rate of 5.96 percent. The agreement contains customary covenants and provisions, including a covenant of Montana-Dakota not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent.

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
Market Trends The Company continues to manage the inflationary pressures experienced throughout the United States, including the impact that inflation, higher interest rates, commodity price volatility and supply chain disruptions may have on its business and customers and proactively looks for ways to lessen the impact to its business. Higher interest rates have resulted in and may continue to result in increased borrowing costs on new debt, resulting in impacts to the Company's asset valuations and negatively impacting the purchasing power of its customers. The Company has continued to evaluate its businesses and has increased pricing for its products and services where possible. The ability to raise selling prices to cover higher costs due to inflation are subject to regulatory approval, customer demand, industry competition and the availability of materials, among other things.
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

Index
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
Consolidated Earnings Overview
The following table summarizes the contribution to the consolidated income by each of the Company's business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In millions, except per share amounts)
Electric	$15.5	$16.3	$33.4	$32.9
Natural gas distribution	(5.0)	(3.2)	35.0	35.8
Pipeline	17.3	9.0	32.3	17.4
Construction services	39.0	41.1	67.2	70.0
Other	(6.2)	84.4	(6.4)	75.4
Income from continuing operations	60.6	147.6	161.5	231.5
Discontinued operations, net of tax	(.2)	(16.9)	(.2)	(62.5)
Net income	$60.4	$130.7	$161.3	$169.0
Earnings per share - basic:
Income from continuing operations	$.30	$.72	$.79	$1.14
Discontinued operations, net of tax	—	(.08)	—	(.31)
Earnings per share - basic	$.30	$.64	$.79	$.83
Earnings per share - diluted:
Income from continuing operations	$.30	$.72	$.79	$1.14
Discontinued operations, net of tax	—	(.08)	—	(.31)
Earnings per share - diluted	$.30	$.64	$.79	$.83
Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023 The Company's consolidated earnings decreased $70.3 million. The decrease in earnings is primarily due to the absence of the 2023 $90.8 million, net of tax unrealized gain on the Company's retained interest in Knife River, partially offset by the absence of the 2023 loss from discontinued operations and increased earnings at the pipeline business.
•Earnings at the electric business were negatively impacted by lower volumes from a majority of customers, including a 13.3 percent reduction in residential sales, due to 37.0 percent cooler weather. Higher operation and maintenance expense, primarily contract services costs, also contributed to decreased net income. These decreases were partially offset by higher retail sales revenue due to rate relief in North Dakota and Montana.
•Earnings decreased at the natural gas distribution business, largely the result of higher operation and maintenance expense, primarily contract services and increased software-related expenses, and higher depreciation and amortization expense, primarily due to increased plant additions. Partially offsetting the seasonal loss was higher retail sales, due to rate relief in North Dakota, Idaho and South Dakota.
•The earnings increase at the pipeline business was driven by higher transportation volumes, primarily from organic growth projects placed in service in November 2023 and March 2024. New transportation and storage service rates effective August 1, 2023, and higher storage-related revenue further drove the increase. The business also benefited from proceeds received from a customer settlement that was recorded in other income. These increases were offset in part by higher operation and maintenance expense, primarily attributable to payroll-related costs. The business also incurred higher depreciation expense due to organic growth projects placed in service as previously discussed, which was partly offset by fully depreciated assets.
•The construction services business reported record second quarter earnings, however, the business experienced a decrease in income from continuing operations as a result of interest on debt facilities repaid in connection with the Knife River separation in 2023 classified as discontinued operations. Although revenue was lower due to the timing of projects, operating income as a percentage of revenue remained strong as a result of project efficiencies during the quarter. Higher other income related to joint ventures and lower interest expense, including the interest expense classified as discontinued operations for the second quarter of 2023, more than offset the decrease in operating income.

Index
•Other earnings decreased primarily due to the absence of the 2023 $90.8 million, net of tax unrealized gain on the Company's retained interest in Knife River. Partially offsetting this decrease was lower operation and maintenance expense, largely a result of corporate overhead costs classified as continuing operations allocated to the construction materials business in 2023 which are not included in Other in 2024.
•The Company was positively impacted by the absence of the 2023 loss from discontinued operations, which included the historical results of operations for Knife River, except for certain allocated corporate overhead costs classified as continuing operations, which do not meet the criteria for discontinued operations. Also included in discontinued operations in 2023 were strategic initiative costs associated with the Knife River separation.
Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023 The Company's consolidated earnings decreased $7.7 million. The decrease in earnings is primarily due to the absence of the 2023 $90.8 million, net of tax unrealized gain on the Company's retained interest in Knife River, partially offset by the absence of the 2023 loss from discontinued operations and increased earnings at the pipeline business.
•Earnings at the electric business increased primarily due to rate relief in North Dakota and Montana and providing power to a data center near Ellendale, North Dakota. These increases were offset in part by decreased residential sales volumes due to 37.0 percent cooler weather in the second quarter of 2024 and higher operation and maintenance expense, primarily contract services.
•Earnings decreased slightly at the natural gas distribution business. The business experienced higher operation and maintenance expense, primarily contract services and software-related expenses, and increased depreciation and amortization expense, largely a result of increased plant additions. The business also experienced lower retail sales volumes to residential and commercial customers, partially offset by weather normalization and decoupling mechanisms. Partially offsetting these items was rate relief in North Dakota, South Dakota and Idaho, and increased transportation revenue, primarily to serve electric generation and industrial customers.
•Earnings increased at the pipeline business driven by higher transportation volumes, primarily from organic growth projects placed in service in November 2023 and March 2024. New transportation and storage service rates effective August 1, 2023, and higher storage-related revenue further drove the increase. The business also benefited from proceeds received from a customer settlement that was recorded in other income. These increases were offset in part by higher operation and maintenance expense, primarily attributable to payroll-related costs, and higher depreciation expense due to organic growth projects placed in service as previously discussed, which was partly offset by fully depreciated assets. The business also incurred higher interest expense as a result of increased debt balances to fund capital expenditures.
•The construction services business experienced increased earnings, however, the business experienced a decrease in income from continuing operations as a result of interest on debt facilities repaid in connection with the Knife River separation in 2023 classified as discontinued operations. Although revenue was lower due to the timing of projects, the earnings increase was primarily driven by lower interest expense, including the interest expense classified as discontinued operations for the second quarter of 2023, and increased income from joint ventures activities. Also contributing to the increased earnings was higher operating income, particularly on transmission and distribution projects due to project mix and efficiencies on certain projects, and higher operating income as a percentage of revenue.
•Other earnings decreased primarily due to the absence of the 2023 $90.8 million, net of tax unrealized gain on the Company's retained interest in Knife River. Partially offsetting this decrease was lower operation and maintenance expense, largely a result of corporate overhead costs classified as continuing operations allocated to the construction materials business in 2023 which are not included in Other in 2024. Other also experienced increased interest income which partially offset the decrease.
•The Company was positively impacted by the absence of the 2023 loss from discontinued operations, which included the historical results of operations for Knife River, except for certain allocated corporate overhead costs classified as continuing operations, which do not meet the criteria for discontinued operations. Also included in discontinued operations in 2023 were strategic initiative costs associated with the Knife River separation.
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
To date, many states have enacted and others are considering, mandatory clean energy standards requiring utilities to meet certain thresholds of renewable and/or carbon-free energy supply. The current presidential administration has made climate change a focus, as further discussed in the Outlook section. Over the long-term, the Company expects overall electric demand to be positively impacted by increased electrification trends, including electric vehicle adoption, as a means to address economy-wide carbon emission concerns and changing customer conservation patterns. Recently, MISO and NERC announced concerns with the future reliability of the electric grid due to rapid expansion of renewables and retirement of baseload resources such as coal and the uncertainty of adequate energy production during certain periods of time, while load growth has increased faster than expected. MISO received FERC approval of a seasonal resource adequacy construct for its accreditation process, versus the previous annual summer peak capacity requirement process. Montana-Dakota filed its 2024 Integrated Resource Plan with the NDPSC on July 12, 2024. With MISO's filed changes in resources adequacy at FERC and the adoption of direct loss of load accreditation for generation resources around riskiest hours on the system versus peak load hours, Montana-Dakota is seeing the need to add additional capacity resources to its system in 2027 versus 2034 as identified in its last Integrated Resource Plan. The Company will continue to monitor the progress of these changes and assess the potential impacts they may have on its stakeholders, business processes, results of operations, cash flows and disclosures.
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
In late summer and fall of 2023, electric fuel and purchased power prices increased across Montana-Dakota's integrated system. This was caused by transmission congestion in northwest North Dakota due to delays in additional SPP transmission line build-out, as well as additional load growth in the Bakken region. Electric fuel and purchased power prices remained elevated through November 2023. To assist in the recovery of the higher electric fuel and purchased power costs, Montana-Dakota filed waiver requests with the NDPSC and SDPUC, which were approved deferring the increased costs to the annual fuel clause adjustment. In Montana, the waiver request is filed monthly and is unopposed by the MTPSC. On December 22, 2023, MISO filed a dispute letter with SPP regarding the coordination of the constraint in northwest North Dakota. Montana-Dakota filed a complaint with FERC related to this issue on January 23, 2024, which is pending before FERC. MISO also filed its own complaint with FERC against SPP on March 8, 2024 related to the congestion coordination in northwest North Dakota. Effective April 1, 2024, as approved by the NDPSC, Montana-Dakota started recovery in North Dakota of these increased costs over a period of two years rather than one year, which will lessen the impact to customers and allow more time for Montana-Dakota's FERC complaint to mature and have greater certainty of the outcome. In South Dakota and Montana, Montana-Dakota started recovery of these costs over a one-year period effective July 1, 2024.
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

Index
Earnings overview - The following information summarizes the performance of the electric segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	Variance	2024	2023	Variance
	(In millions)
Operating revenues	$99.2	$91.0	9%	$207.0	$186.7	11%
Operating expenses:
Electric fuel and purchased power	29.7	20.4	46%	62.3	44.8	39%
Operation and maintenance	30.1	28.4	6%	60.8	58.3	4%
Depreciation and amortization	16.3	16.2	1%	32.9	31.8	3%
Taxes, other than income	4.5	4.4	2%	9.6	9.1	5%
Total operating expenses	80.6	69.4	16%	165.6	144.0	15%
Operating income	18.6	21.6	(14)%	41.4	42.7	(3)%
Other income	2.0	.9	122%	4.0	2.1	90%
Interest expense	7.2	6.7	7%	14.7	13.4	10%
Income before income taxes	13.4	15.8	(15)%	30.7	31.4	(2)%
Income tax benefit	(2.1)	(.5)	320%	(2.7)	(1.5)	80%
Net income	$15.5	$16.3	(5)%	$33.4	$32.9	2%

Operating statistics	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues (millions)
Retail sales:
Residential	$31.6	$30.2	$70.1	$66.4
Commercial	40.8	36.2	81.1	71.0
Industrial	11.8	10.1	22.9	20.5
Other	2.1	1.6	3.9	3.3
	86.3	78.1	178.0	161.2
Other	12.9	12.9	29.0	25.5
	$99.2	$91.0	$207.0	$186.7
Volumes (million kWh)
Retail sales:
Residential	231.0	266.5	568.1	623.8
Commercial	550.9	542.3	1,037.4	927.8
Industrial	135.1	144.9	275.6	292.2
Other	19.2	20.7	39.3	40.9
	936.2	974.4	1,920.4	1,884.7
Average cost of electric fuel and purchased power per kWh	$.030	$.020	$.030	$.022

Index
Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023 Electric earnings decreased $800,000 as a result of:
•Revenue increased $8.2 million.
◦Largely due to:
▪Higher fuel and purchased power costs of $9.3 million recovered in customer rates and offset in expense, as described below.
▪Rate relief of $2.1 million, primarily in North Dakota and Montana.
◦Partially offset by lower retail sales volumes of $2.8 million from the majority of customers, including a 13.3 percent reduction in residential sales, driven primarily by 37.0 percent cooler weather than last year. There was a 3.9 percent overall decrease in volumes, which includes an increase in volumes from the data center as further discussed in the outlook section.
•Electric fuel and purchased power increased $9.3 million, largely the result of higher commodity prices, partially offset by lower retail sales volumes.
•Operation and maintenance increased $1.7 million.
◦Largely the result of:
▪Increased contract services of $900,000 primarily due to higher tree trimming expense and transmission expense.
▪Higher payroll-related costs of $400,000.
•Depreciation and amortization was comparable to the same period in the prior year.
•Taxes, other than income was comparable to the same period in the prior year.
•Other income increased $1.1 million, primarily resulting from higher interest income of $1.0 million, including contributions in aid of construction and amounts related to higher deferred fuel and purchased power balances.
•Interest expense increased $500,000, largely the result of higher long term interest expense due to higher commercial paper balances.
•Income tax benefit increased $1.6 million, largely due to higher production tax credits driven by higher wind production and lower income before income taxes.
Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023 Electric earnings increased $500,000 as a result of:
•Revenue increased $20.3 million.
◦Largely due to:
▪Higher fuel and purchased power costs of $17.5 million recovered in customer rates and offset in expense, as described below.
▪Rate relief of $5.0 million primarily in North Dakota and Montana.
▪Higher miscellaneous revenue of $1.3 million, including higher transmission interconnect upgrades.
◦Partially offset by lower retail sales volumes of $3.8 million, driven primarily by lower residential volumes due to 37.0 percent cooler weather in the second quarter of 2024. There was a 1.9 percent increase in volumes, which includes an increase in volumes from the data center as further discussed in the outlook section.
•Electric fuel and purchased power increased $17.5 million, largely the result of higher commodity prices and higher retail sales volumes.
•Operation and maintenance increased $2.5 million, largely the result of increased contract services, primarily due to higher transmission expense and tree trimming expense.
•Depreciation and amortization increased $1.1 million.
◦Largely due to:
▪Increased property, plant and equipment balances of $800,000, as a result of transmission projects placed in service to improve reliability and update aging infrastructure.
▪Higher depreciation rates, which are recovered in operating revenues.
•Taxes, other than income increased $500,000, largely as a result of higher payroll tax.
•Other income increased $1.9 million, primarily resulting from higher interest income of $1.5 million, including contributions in aid of construction and amounts related to higher deferred fuel and purchased power balances, and higher AFUDC equity due to higher CWIP balances.
•Interest expense increased $1.3 million due to higher long-term interest expense due to higher commercial paper balances and rates.
•Income tax benefit increased $1.2 million, primarily due to higher production tax credits due to higher wind production and lower income before income taxes.

Index
Earnings overview - The following information summarizes the performance of the natural gas distribution segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	Variance	2024	2023	Variance
	(In millions)
Operating revenues	$201.5	$219.0	(8)%	$661.0	$784.7	(16)%
Operating expenses:
Purchased natural gas sold	103.4	123.6	(16)%	392.3	520.8	(25)%
Operation and maintenance	55.0	52.6	5%	114.3	109.8	4%
Depreciation and amortization	25.5	23.5	9%	51.0	46.7	9%
Taxes, other than income	16.4	16.9	(3)%	44.0	46.5	(5)%
Total operating expenses	200.3	216.6	(8)%	601.6	723.8	(17)%
Operating income	1.2	2.4	50%	59.4	60.9	(2)%
Other income	5.4	4.9	10%	13.5	9.8	38%
Interest expense	15.4	13.7	12%	31.0	27.7	12%
Income (loss) before income taxes	(8.8)	(6.4)	38%	41.9	43.0	(3)%
Income tax (benefit) expense	(3.8)	(3.2)	19%	6.9	7.2	(4)%
Net income (loss)	$(5.0)	$(3.2)	56%	$35.0	$35.8	(2)%

Operating statistics	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues (millions)
Retail sales:
Residential	$108.2	$121.4	$372.2	$446.7
Commercial	64.5	70.7	226.6	273.6
Industrial	9.3	9.2	23.9	25.9
	182.0	201.3	622.7	746.2
Transportation and other	19.5	17.7	38.3	38.5
	$201.5	$219.0	$661.0	$784.7
Volumes (MMdk)
Retail sales:
Residential	9.7	10.2	39.7	42.5
Commercial	7.3	7.3	27.2	28.7
Industrial	1.2	1.0	3.0	2.9
	18.2	18.5	69.9	74.1
Transportation sales:
Commercial	.3	.4	1.0	1.1
Industrial	40.3	37.0	96.5	85.8
	40.6	37.4	97.5	86.9
Total throughput	58.8	55.9	167.4	161.0
Average cost of natural gas per dk	$5.69	$6.68	$5.61	$7.03
Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023 Natural gas distribution reported an increased seasonal loss of $1.8 million as a result of:
•Revenue decreased $17.5 million.
◦Largely due to:
▪Lower purchased natural gas sold of $23.1 million recovered in customer rates that was offset in expense, as described below.
▪Lower basic service charges.
▪A 1.7 percent decrease in retail sales volumes to residential and commercial customer classes, offset in part by weather normalization and decoupling mechanisms of $600,000 in certain jurisdictions.
▪Decreased revenue-based taxes recovered in rates of $600,000 that were offset in expense, as described below.

Index
◦Partially offset by:
▪Rate relief of $4.1 million in North Dakota, Idaho and South Dakota.
▪Higher emissions allowance sales revenue of $2.6 million, refunded in customer rates as a component of purchased natural gas sold, as discussed below.
▪Higher transportation revenue of $1.6 million primarily due to 8.7 percent higher volumes, largely higher industrial customers and electric generation customers.
•Purchased natural gas sold decreased $20.2 million, largely due to lower commodity costs of $22.5 million and lower volumes of natural gas purchased of $2.1 million. These decreases were partially offset by net environmental compliance costs and emissions allowance sales revenue of $4.5 million.
•Operation and maintenance increased $2.4 million.
◦Largely attributable to:
▪Higher contract services of $700,000, primarily due to legal and consulting fees, largely related to rate case filings.
▪Higher software-related expenses of $700,000.
▪Higher costs for vehicles and equipment.
▪Absence of the prior year gain on sale of the Company's customer service center.
•Depreciation and amortization increased $2.0 million, primarily resulting from growth and replacement projects placed in service.
•Taxes, other than income decreased $500,000, primarily from lower revenue based taxes of $600,000, which are recovered in rates.
•Other income increased $500,000 driven primarily by higher interest income on regulatory deferral balances.
•Interest expense increased $1.7 million, primarily from higher long-term debt balances from debt issued in 2023 and higher commercial paper and revolving credit agreement balances, partially offset by lower short-term debt due to short term debt repayments.
•Income tax benefit increased $600,000, the result of a higher seasonal loss before income taxes.
Six Months Ended June 30, 2024, Compared To Six Months Ended June 30, 2023 Natural gas distribution earnings decreased $800,000 as a result of:
•Revenue decreased $123.7 million.
◦Largely due to:
▪Lower purchased natural gas sold of $130.7 million recovered in customer rates that was offset in expense, as described below.
▪A 5.7 percent decrease in retail sales volumes to residential and commercial customer classes, offset in part by weather normalization and decoupling mechanisms of $4.3 million in certain jurisdictions.
▪Decreased revenue-based taxes recovered in rates of $2.6 million that were offset in expense, as described below.
▪Absence of Washington excess deferred income tax settlement of $1.1 million.
◦Partially offset by:
▪Rate relief of $6.4 million in North Dakota, South Dakota and Idaho.
▪Higher transportation revenue of $2.7 million primarily due to 12.2 percent higher volumes, largely higher electric generation and industrial customers.
▪Higher emissions allowance sales revenue of $2.6 million, refunded in customer rates as a component of purchased natural gas sold, as discussed below.
▪Higher conservation revenues of $2.4 million that were offset in expense, as described below.
▪Decrease in Oregon natural gas cost sharing of $1.7 million.
•Purchased natural gas sold decreased $128.5 million, largely due to lower commodity costs of $103.2 million and lower volumes of natural gas purchased of $29.8 million. These decreases were partially offset by net environmental compliance costs and emissions allowance sales revenue of $4.5 million.
•Operation and maintenance increased $4.5 million.
◦Largely attributable to:
▪Higher conservation-related costs of $2.4 million which are recovered in rates, as discussed above.
▪Higher contract services of $1.9 million, primarily due to legal and consulting fees largely related to rate case filings, and higher subcontract payments.
▪Higher software-related expenses of $1.5 million.
◦Partially offset by lower payroll and benefit-related costs of $900,000.
•Depreciation and amortization increased $4.3 million, primarily resulting from growth and replacement projects placed in service.

Index
•Taxes, other than income decreased $2.5 million, primarily from lower revenue based taxes of $2.6 million, which are recovered in rates.
•Other income increased $3.7 million, driven primarily by higher interest income of $3.9 million, largely due to higher interest income associated with renewable natural gas projects of $2.2 million and higher interest on regulatory deferral balances.
•Interest expense increased $3.3 million, primarily from higher long-term debt balances from debt issued in 2023 and higher commercial paper and revolving credit agreement balances, partially offset by lower short-term debt due to short term debt repayments.
•Income tax expense decreased $300,000, the result of lower income before income taxes.
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
In May 2022 the Company began construction of Heskett Unit 4, an 88-MW simple-cycle natural gas-fired combustion turbine peaking unit at the existing Heskett Station near Mandan, North Dakota. It was originally expected to be in service in 2023, but was delayed and became in service and fully operational in July 2024.
Existing and proposed emissions reduction plans from the EPA could require the owners of Coyote Station to incur significant new costs. The EPA's recently finalized GHG and mercury emissions standards would require additional pollution controls to operate beyond 2031 and 2027, respectively, with a potential extension to add pollution controls that may be granted. If the owners decide to incur such costs, the costs could, dependent on determination by state regulatory commissions on approval to recover such costs from customers, negatively impact the Company's results of operations, financial position and cash flows. The NDDEQ submitted its second implementation period regional haze state implementation plan to the EPA in August 2022 proposing no additional pollution controls for Coyote. On July 10, 2024, the EPA proposed partial disapproval of the NDDEQ's state implementation plan, including disapproval of the NDDEQ's determination that no controls are required for Coyote Station. Comments on the proposed rulemaking are due within 30 days of the rule's publication date, by August 9, 2024. The Company is one of four owners of Coyote Station and cannot make a unilateral decision on the plant's future; therefore, the Company could be negatively impacted by decisions of the other owners. The joint owners continue to collaborate in analyzing data and weighing decisions that impact the plant and its employees as well as each company's customers and communities served.
On March 4, 2023, the Company began to provide power to Applied Digital, a data center near Ellendale, North Dakota, under an interim electric service agreement approved by the NDPSC, and on June 6, 2023, the NDPSC unanimously approved the Company's electric service agreement request. At full capacity, the data center requires 180 megawatts of electricity, which is the equivalent of about 28 percent of the Company's generation portfolio. Applied Digital's load is purchased from the MISO market and does not impact other customers' power supply. On October 2, 2023, the Company filed with the NDPSC an electric service agreement request to serve an additional 225 megawatt data center load with Applied Digital in its service territory. The request was approved on May 23, 2024. A portion of the additional data center load is expected to be online in late 2024.
On August 5, 2024, the Company filed a request with the SDPUC seeking approval on an electric service agreement to provide up to 50 megawatts of electricity to a data center near Leola, South Dakota. Construction on the data center is expected to begin later this year.
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

Index
Legislation and rulemaking The Company continues to monitor legislation and rulemaking related to clean energy standards that may impact its segments. Below are some of the specific actions the Company is monitoring.
•In May 2024, the EPA published four final rules, three of which will impose stricter standards on GHG emissions from existing coal-fired and new natural gas-fired generation units, require a further reduction of mercury emissions from coal-fired generation units, and impose additional regulations around the storage and management of coal ash.
The Electric Generation and Greenhouse Gas Rule was published on May 9, 2024, establishing GHG emissions standards for new natural gas-fired electric generating units and existing coal units. New natural gas-fired units that operate more frequently must install carbon capture controls. Existing coal-fired units are given three compliance options: maintain current emissions rate and retire before 2032; co-fire with natural gas at 40 percent by 2030 and retire before 2039; or install carbon capture controls by 2032 in order to operate past 2039. Due to carbon capture and sequestration not being adequately demonstrated, and the limited time allowed to modify coal units to be capable of co-firing natural gas, the rule, as it is written today, may result in the retirement of Montana-Dakota's jointly owned coal-fired electric generating units before 2032. The joint owners continue to evaluate compliance options. States must evaluate individual units and develop, adopt, and submit a plan to the EPA which would include emission standards for each individual unit. State plans are required to be submitted to the EPA no later than 24 months after the final rule effective date. Many organizations have filed petitions with the District of Columbia Circuit Court challenging the rule. On July 1, 2024, Montana-Dakota also filed a petition for review in the District of Columbia Circuit Court. The EPA has not currently proposed GHG emission standards for existing natural gas-fired units and intends to explore setting emission standards in the future for these units.
The Mercury and Air Toxics Standards Rule was published on May 7, 2024, tightening mercury emissions and non-mercury metals emissions standards for coal-fired generation facilities. The stricter mercury emissions limit for lignite-fired units will require Coyote Station to increase existing emission controls. In addition, Big Stone Station and Coyote Station must install particulate matter continuous emissions monitoring systems to monitor compliance with the revised non-mercury metals emission standard. Compliance with the revised emission standards and monitoring requirements must be demonstrated by May 7, 2027.
The Legacy Coal Combustion Residuals Rule was published on May 8, 2024, and requires utilities to evaluate older coal ash disposal units at certain inactive and active electric generating facilities. Montana-Dakota must complete facility evaluations by February 8, 2027, to determine if legacy ash is present and assess the extent of ash on site. If legacy ash is present, Montana-Dakota must monitor and evaluate for potential impacts and may need to conduct additional closure and remediation. The cost of additional remediation or closure activities may be material.
If the costs to comply with these rules are not fully recoverable from customers, they could have a material adverse effect on the Company's results of operations and cash flows.
The fourth rule, the Effluent Limitations Guidelines Rule, was published in the Federal Register on May 9, 2024 and is not expected to have impacts on any owned or co-owned Montana-Dakota facilities.
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
Cascade's 2023 Oregon integrated resource plan projects customer bills could increase substantially as a result of the rules. On September 30, 2022, the Company filed a request for the use of deferred accounting for costs related to the rule and began deferring those costs. The OPUC approved the deferred accounting order on June 27, 2023. On July 31, 2024, the Company filed with the OPUC for approval to collect $6.0 million in actual 2022 and 2023 costs related to the Climate Protection Program. The request is to recover these costs over a twelve-month period beginning November 1, 2024. The average residential customer will experience a monthly bill increase of $2.44 or 3.4 percent. The Company, along with the other two local natural gas distribution companies in Oregon, filed a lawsuit on March 18, 2022, challenging the Climate Protection Program Rule. The lawsuit was filed on behalf of customers as the Company does not believe the rule accomplishes environmental stewardship in the most effective and affordable way possible. On December 20, 2023, the Oregon Court of Appeals ruled that the Climate Protection Program rules are invalid, with the final judgement issued February 28, 2024. In the first quarter of 2024, the ODEQ put together a Rulemaking Advisory Committee, of which Cascade is a participant, to re-establish the Climate Protection Program following the invalidation of these rules by the Oregon Court of Appeals, with new rules expected to be in place in 2025. On July 30, 2024, the ODEQ released the new Climate Protection Program rule with comments due August 30, 2024. The company is reviewing and plans to submit comments.

Index
•In Washington, the Climate Commitment Act signed into law in May 2021 requires natural gas distribution companies to reduce overall GHG emissions 45 percent below 1990 levels by 2030, 70 percent below 1990 levels by 2040 and 95 percent below 1990 levels by 2050. As directed by the Climate Commitment Act, in September 2022 the Washington DOE published its final rule on the Climate Commitment Act, which was effective on October 30, 2022, and emissions compliance began on January 1, 2023. The Company must demonstrate that it has met GHG emissions reduction goals through a combination of on-site emissions reductions and the use of approved allowances and offsets. Emissions compliance may be achieved through increased energy efficiency and conservation measures, purchased allowances and offsets, and purchases of low carbon fuels. Emissions allowances are allocated by the Washington DOE to the Company at no cost and additional allowances are required to be purchased. The Company expects compliance costs for these regulations will be recovered through customer rates. Due to the timing of regulatory recovery, the purchase of allowances could impact the Company's operating cash flow. For more information about this rule and associated compliance costs, see Items 1 and 2 - Business Properties in the 2023 Annual Report.
Cascade's 2023 Washington integrated resource plan projects customer bills could increase substantially as a result of the legislation. On October 14, 2022, the Company filed a request for the use of deferred accounting for costs related to the rule and began deferring those costs. The WUTC approved the deferred accounting order on February 28, 2023. On May 13, 2024, the Company updated its initial March 1 filing with the WUTC requesting approval to collect $20.6 million in compliance costs net of auction proceeds through 2024. The updated filing was approved by the WUTC on May 23, 2024 with a ten month recovery period of June 1, 2024 through March 31, 2025. The law creates three distinct categories of customers; known-low-income, locations served prior to July 25, 2021, and locations where service was established after July 25, 2021. Auction proceeds must be used first to ensure there is zero impact from the Climate Commitment Act on known-low-income residential customers. For customers where gas service was installed on or before July 25, 2021, the average residential customer will see a net increase of $1.12 per month or 1.5 percent. Residential locations where gas was established after July 25, 2021 will see an average net monthly increase of $15.80 or 20.6 percent. An initiative to repeal the Climate Commitment Act has been forwarded to the voters and will be included on the November 2024 ballot in Washington.
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
The Company, along with two other local natural gas distribution companies in Washington, filed a lawsuit on May 22, 2023, challenging these amendments which the Company believes will stifle innovation, increase the cost of housing and energy for our customers, and do not consider the limitations of electric heat pumps in colder climates. On June 1, 2023, the plaintiffs filed a motion for a preliminary injunction to preliminarily enjoin the challenged building code amendments. Oral arguments on the preliminary injunction were held on July 18, 2023. The court denied the preliminary injunction, finding no immediate harm and confirming the building code amendments were not yet in effect due to the stay of 120 days issued by the Washington State Building Code Council. On September 15, 2023, the Washington State Building Code Council voted to delay the implementation of the State Building and Energy Codes. On March 15, 2024, the State Building and Energy Codes became effective. On May 15, 2024, the Company filed a joint complaint seeking declaratory and injunctive relief under federal law against the Washington State Building Code Council's adoption of the Washington State Energy Code. Initiative Measure No. 2066 has been forwarded to the voters and will be included on the November 2024 ballot in Washington. If passed, Initiative Measure 2066 would prohibit the Washington State Energy Code from "in any way prohibit, penalize, or discourage the use of gas for any form of heating, or for uses related to any appliance or equipment, in any building."
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
•In July 2024, the Line Section 28 Expansion project was placed in service and increased system capacity by 137 MMcf of natural gas per day.
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

Index
Earnings overview - The following information summarizes the performance of the pipeline segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	Variance	2024	2023	Variance
	(In millions)
Operating revenues	$52.9	$42.1	26%	$104.2	$82.9	26%
Operating expenses:
Operation and maintenance	19.3	18.1	7%	37.7	35.7	6%
Depreciation and amortization	7.3	6.8	7%	14.4	13.7	5%
Taxes, other than income	3.0	3.3	(9)%	6.1	6.6	(8)%
Total operating expenses	29.6	28.2	5%	58.2	56.0	4%
Operating income	23.3	13.9	68%	46.0	26.9	71%
Other income	3.1	.7	343%	3.9	1.4	179%
Interest expense	3.8	3.1	23%	7.8	6.2	26%
Income before income taxes	22.6	11.5	97%	42.1	22.1	90%
Income tax expense	5.3	2.5	112%	9.8	4.7	109%
Income from continuing operations	17.3	9.0	92%	32.3	17.4	86%
Discontinued operations, net of tax*	—	(.3)	(100)%	—	(.5)	(100)%
Net income	$17.3	$8.7	99%	$32.3	$16.9	91%
*Discontinued operations includes interest on debt facilities repaid in connection with the Knife River separation.

Operating statistics	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Transportation volumes (MMdk)	160.7	142.6	308.4	272.3
Customer natural gas storage balance (MMdk):
Beginning of period	23.4	9.0	37.7	21.2
Net injection	18.0	18.8	3.7	6.6
End of period	41.4	27.8	41.4	27.8
Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023 Pipeline earnings increased $8.6 million as a result of:
•Revenues increased $10.8 million as a result of:
◦Increased transportation volumes, largely due to:
▪Organic growth projects placed in service in November 2023 and March 2024 of $5.6 million.
◦New transportation and storage rates effective August 1, 2023, of $2.8 million.
◦Higher storage-related revenues.
•Operation and maintenance increased $1.2 million.
◦Primarily from:
▪Higher payroll-related costs of $1.0 million.
▪Higher other costs including materials and company dues.
▪Partially offset by lower legal costs, due to absence of rate case related expense and lower non-regulated project costs.
•Depreciation and amortization increased $500,000 driven largely by higher property, plant and equipment balances of $900,000, related to organic growth projects placed in service, as previously discussed, partially offset by fully depreciated assets.
•Taxes, other than income decreased $300,000, primarily due to lower property tax valuations in certain jurisdictions.
•Other income increased $2.4 million, primarily due to proceeds received from a customer settlement of $2.0 million and higher interest income.
•Interest expense increased $700,000, primarily from higher debt balances to fund capital expenditures.
•Income tax expense increased $2.8 million, largely due to higher income before taxes.

Index
Six Months Ended June 30, 2024, Compared To Six Months Ended June 30, 2023 Pipeline earnings increased $15.4 million as a result of:
•Revenues increased $21.3 million as a result of:
◦Increased transportation volumes, largely due to:
▪Organic growth projects placed in service in November 2023 and March 2024 of $10.3 million.
◦New transportation and storage rates effective August 1, 2023, of $5.9 million.
◦Higher storage-related revenues of $4.0 million.
•Operation and maintenance increased $2.0 million.
◦Primarily from:
▪Higher payroll-related costs of $1.8 million.
▪Higher other costs including insurance and company dues.
▪Partially offset by lower legal and consulting costs, due to absence of rate case related expense.
•Depreciation and amortization increased $700,000 driven largely by higher property, plant and equipment balances of $1.5 million, related to organic growth projects placed in service, as previously discussed, partially offset by fully depreciated assets.
•Taxes, other than income decreased $500,000, primarily due to lower property tax valuations in certain jurisdictions.
•Other income (expense) increased $2.5 million primarily due to proceeds received from a customer settlement of $2.0 million and higher interest income.
•Interest expense increased $1.6 million primarily from higher debt balances to fund capital expenditures.
•Income tax expense increased $5.1 million, largely due to higher income before taxes.
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
Increases in national and global natural gas supply have moderated pressure on natural gas prices and price volatility. While the Company believes there will continue to be varying pressures on natural gas production levels and prices, the long-term outlook for natural gas prices continues to provide growth opportunity for industrial supply and demand related projects and seasonal pricing differentials provide opportunities for natural gas storage services.
The Company continues to monitor, evaluate and implement additional GHG emissions reduction strategies, including increased monitoring frequency and emission source control technologies to minimize potential risk.
On March 8, 2024, the EPA published its final rule to update, strengthen and expand standards intended to significantly reduce GHG emissions and other air pollutants from emission sources in the oil and natural gas industries. The standards apply to various sources of GHG emissions including natural gas compressors, process controllers, natural gas driven pumps, storage vessels, natural gas wells, fugitive emissions components and super-emitter events. Additionally, the EPA is revising the current GHG reporting rules to improve the calculation, monitoring and reporting of GHG data and incorporate provisions from the IRA. On April 25 and May 14, 2024, the EPA finalized proposed amendments to the reporting rule including updating the global warming potentials, emissions factors, and emissions calculation methodologies, adding emissions sources to be reported on, and other changes to generally improve data being reported. Additionally, proposed regulations implementing the Waste Emissions Charge provisions in the IRA were published on January 26, 2024. The Company continues to monitor and assess these rulemakings and the potential impacts they may have on its business processes, current and future projects, results of operations and disclosures.
The Company continues to focus on improving existing operations and growth opportunities through organic projects in all areas in which it operates, which includes additional projects with local distribution companies, Bakken area producers and industrial customers in various stages of development.
In July 2021, the Company announced plans for a natural gas pipeline expansion project in eastern North Dakota. The Wahpeton Expansion project consists of approximately 60 miles of pipe and ancillary facilities and is designed to increase capacity by 20 MMcf per day, which is supported by long-term customer agreements with Montana-Dakota and its utility customers. On May 27, 2022, the Company filed with FERC its application for the project and received FERC's approval on October 19, 2023. Construction began in the second quarter of 2024 with an estimated completion in late 2024.
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
•Revenue mix and impact on gross profit. The mix of revenues based on the types of services the segment provides can impact gross profit as certain industries and services provide higher gross profit opportunities. Larger or more complex projects typically result in higher gross profit opportunities since the segment assumes a higher degree of performance risk and there is greater utilization of the segment's resources for longer construction timelines. However, larger or more complex projects can have a higher risk of regulatory and seasonal or cyclical delay. Project schedules fluctuate, which can affect the amount of work performed in a given period. Smaller or less complex projects typically have a greater number of companies competing for them, and competitors at times may be more aggressive on pricing when pursuing available work. A greater percentage of smaller scale or less complex work in a given period could negatively impact margins due to the inefficiency of transitioning between a greater number of smaller projects versus continuous production on a few larger projects.
•Project variability and performance. Gross profit for a single project may fluctuate period to period due to changes in the volume or type of work performed, the pricing structure under the project contract or job productivity. Productivity and performance on a project can vary period to period based on a number of factors, including unexpected project difficulties; unexpected project site conditions; project location, including locations with challenging operating conditions or difficult geographic characteristics; whether the work is on an open or encumbered right of way; inclement weather or severe weather events; environmental restrictions or regulatory delays; political or legal challenges related to a project; and the performance of third parties. In addition, the type of contract can impact the gross profit on a project. Under fixed-price contracts, which are more common with larger or more complex projects, the segment assumes risk related to project estimates versus actual execution. Revenues under this type of contract can vary, sometimes significantly, from original projects due to additional project complexity; timing uncertainty or extended bidding; extended regulatory or permitting processes; and other factors, which can result in a reduction in profit or losses on a project.
•Subcontractor work and provision of materials. Some work under project contracts is subcontracted out to other companies and gross profit on subcontractor work is generally lower than work performed by the Company. Increased subcontractor work in a given period may therefore result in lower gross profit. In addition, inflationary or other pressures may increase the cost of materials under fixed-price contracts and may result in decreased gross profit on the project. The Company has worked to implement provisions in project contracts to allow for the pass-through of inflationary costs to customers where feasible and will continue to do so to mitigate the impacts.
The segment's management continually monitors its operating income and has been proactive in attempting to mitigate the inflationary impacts seen across the United States. The segment is currently experiencing continued labor constraints and impacts from delays in the national supply chain. The segment is working with suppliers and providers of goods and services in advance of construction to secure pricing and reduce delays for goods and services. The inflationary costs and national supply chain challenges experienced by the segment have increased costs but have not had significant impacts to the procurement of project materials. Such volatility and inflationary pressures may continue to have an impact on the segment's operating income, including fixed-price construction contracts that are particularly vulnerable to the volatility of energy and material prices. These increases are partially offset by mitigation measures implemented by the Company, including escalation clauses in contracts, pre-purchased materials and other cost savings initiatives. The segment also continues recruitment and retention efforts to attract and retain employees. Accordingly, operating results in any particular period may not be indicative of the results that can be expected for any other period.
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

Index
Earnings overview - The following information summarizes the performance of the construction services segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	Variance	2024	2023	Variance
	(In millions)
Operating revenues	$703.3	$747.0	(6)%	$1,329.1	$1,501.3	(11)%
Cost of sales:
Operation and maintenance	590.5	629.3	(6)%	1,115.7	1,283.2	(13)%
Depreciation and amortization	4.9	4.7	4%	9.7	8.9	9%
Taxes, other than income	19.4	23.8	(18)%	40.4	52.0	(22)%
Total cost of sales	614.8	657.8	(7)%	1,165.8	1,344.1	(13)%
Gross profit	88.5	89.2	(1)%	163.3	157.2	4%
Selling, general and administrative expense:
Operation and maintenance	34.6	32.4	7%	67.1	62.4	8%
Depreciation and amortization	1.3	1.2	8%	2.5	2.4	4%
Taxes, other than income	1.3	1.3	—%	3.5	2.9	21%
Total selling, general and administrative expense	37.2	34.9	7%	73.1	67.7	8%
Operating income	51.3	54.3	(6)%	90.2	89.5	1%
Other income	4.6	2.7	70%	6.6	5.5	20%
Interest expense	3.3	1.9	74%	6.0	1.9	216%
Income before income taxes	52.6	55.1	(5)%	90.8	93.1	(2)%
Income tax expense	13.6	14.0	(3)%	23.6	23.1	2%
Income from continuing operations	39.0	41.1	(5)%	67.2	70.0	(4)%
Discontinued operations, net of tax*	—	(2.5)	(100)%	—	(5.3)	(100)%
Net income	$39.0	$38.6	1%	$67.2	$64.7	4%
*Discontinued operations includes interest on debt facilities repaid in connection with the Knife River separation.

Operating Statistics	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In millions)
Operating revenues:
Electrical & Mechanical	$503.8	$570.2	$944.9	$1,163.3
Transmission & Distribution	206.8	180.1	395.3	345.0
Intrasegment eliminations	(7.3)	(3.3)	(11.1)	(7.0)
Total revenues	$703.3	$747.0	$1,329.1	$1,501.3
Operating income:
Electrical & Mechanical	$35.9	$39.3	$65.8	$69.2
Transmission & Distribution	20.6	18.6	34.8	28.3
Corporate and other	(5.2)	(3.6)	(10.4)	(8.0)
Total operating income	$51.3	$54.3	$90.2	$89.5
Operating income as a percentage of revenue:
Electrical & Mechanical	7.1%	6.9%	7.0%	5.9%
Transmission & Distribution	10.0%	10.3%	8.8%	8.2%
Total operating income as a percentage of revenue	7.3%	7.3%	6.8%	6.0%

Index
Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023 Construction services earnings increased $400,000 as a result of:
•Revenues decreased $43.7 million.
◦Largely due to lower electrical and mechanical workloads as a result of:
▪Lower commercial workloads, primarily in the hospitality sector of $149.5 million from completion of large projects offset by a $107.2 million increase in data center work primarily from higher workloads and the progress on large ongoing projects.
▪Lower industrial workloads in the general industrial, high-tech and government sectors of $25.7 million, $18.2 million, and $5.2 million, respectively, primarily from the completion or near-completion of large projects, partially offset by higher manufacturing workloads of $10.5 million from the progress on ongoing projects.
▪Lower service workloads of $7.3 million from the repair and maintenance for electrical and mechanical projects.
▪Partially offsetting these decreases were higher workloads in the institutional market. Institutional workloads were driven by an increase of $22.6 million, $8.6 million and $3.5 million in the government, education and healthcare sectors, respectively, due to progress on projects.
◦Transmission and distribution revenues increased by $26.7 million, due to increases in both the utility and transportation markets.
▪The utility market had higher workloads in transmission, telecommunication and substation projects of $14.9 million, $8.4 million and $7.2 million, respectively. These increases were offset by lower workloads in distribution projects of $18.9 million from the timing of work available in the markets served.
▪The transportation market had higher workloads in traffic signalization and street lighting projects of $8.3 million and $7.8 million, respectively, offset by lower workloads in government and electric projects of $3.6 million.
•Cost of sales decreased $43.0 million.
◦Largely due to lower electric and mechanical workloads due to timing of projects, partially offset by higher transmission and distribution workloads:
▪Electric and mechanical operating costs decreased $63.6 million due to lower revenues offset by project efficiencies.
▪Transmission and distribution operating costs increased $24.6 million due to higher workloads.
▪Labor and material costs decreased by $48.3 million and $26.4 million, respectively, partially offset by higher subcontractor costs of $24.7 million and other job expenses of $7.0 million.

•Selling, general and administrative expense increased $2.3 million.
◦Primarily due to:
▪Increased payroll-related costs of $1.5 million to support the operational growth of the business.
▪Increased expenses associated with professional services of $1.5 million.
▪Increased general expenses of $800,000 including office, rent and insurance expense.
▪Partially offsetting these increases was lower allowance for uncollectible accounts of $1.5 million.
•Operating income decreased $3.0 million, primarily from decreased gross profit and increased selling, general and administrative expense discussed above. Operating income as a percentage of revenue remained strong as a result of project efficiencies.
•Other income increased $1.9 million, primarily related to the Company's joint ventures activity.
•Interest expense increased $1.4 million due to interest on debt facilities repaid in connection with the Knife River separation in 2023 being included in discontinued operations.
•Income tax expense decreased $400,000, primarily resulting from a decrease in income before income taxes due to interest recorded in discontinued operations in connection with the separation discussed above.
Six Months Ended June 30, 2024, Compared To Six Months Ended June 30, 2023 Construction services earnings increased $2.5 million as a result of:
•Revenues decreased $172.2 million.
◦Largely due to
▪Lower commercial workloads, primarily in the hospitality sector of $315.5 million from completion of large projects offset by a $167.2 million increase in data center work primarily from higher workloads and the progress on large ongoing projects.
▪Lower industrial workloads in the general industrial, high-tech and government sectors of $50.1 million, $38.4 million, and $12.1 million, respectively, primarily from the completion or near-completion of large projects, partially offset by higher manufacturing workloads of $17.1 million from the progress on ongoing projects.
▪Lower service workloads of $33.5 million from the repair and maintenance for electrical and mechanical projects.
▪Lower renewable workloads of $7.6 million due to the completion of renewable projects.
▪Partially offsetting these decreases were higher workloads in the institutional market. Institutional workloads were driven by an increase of $39.6 million, $15.8 million and $8.3 million in the government, healthcare and education sectors, respectively, due to progress on projects.

Index
◦Transmission and distribution revenues increased by $50.3 million, due to increases in both the utility and transportation markets.
▪The utility market had higher workloads in transmission, substation and telecommunication projects of $27.1 million, $14.4 million, and $12.9 million, respectively. These increases were offset by lower workloads in storm projects of $13.2 million from the timing of work available in the markets served.
▪The transportation market had higher workloads in traffic signalization and street lighting projects of $12.7 million and $12.4 million, respectively, offset by lower workloads in government and electric projects of $7.7 million.
•Cost of sales decreased $178.3 million.
◦Largely due to lower electric and mechanical workloads due to timing of projects, partially offset by higher transmission and distribution workloads:
▪Electric and mechanical operating costs decreased $216.6 million due to lower revenues offset by project efficiencies.
▪Transmission and distribution operating costs increased $42.4 million due to higher workloads.
▪Labor and material costs decreased by $140.9 million and $88.0 million, respectively, partially offset by higher subcontractor costs of $41.8 million and other job expenses of $8.7 million.

•Selling, general and administrative expense increased $5.4 million.
◦Primarily due to:
▪Increased payroll-related costs of $2.9 million to support the operational growth of the business.
▪Increased expenses associated with professional services of $2.7 million.
▪Increased general expenses of $2.6 million including office, rent and insurance expense.
▪Partially offsetting these increases was lower allowance for uncollectible accounts of $2.8 million.
•Operating income increased $700,000, primarily from increased gross profit, largely offset by increased selling, general and administrative expense discussed above. Operating income as a percentage of revenue increased as a result of project efficiencies.
•Other income increased $1.1 million, primarily related to the Company's joint ventures activity.
•Interest expense increased $4.1 million due to interest on debt facilities repaid in connection with the Knife River separation in 2023 being included in discontinued operations.
•Income tax expense increased $500,000, primarily resulting from a higher effective tax rate for the period, offset by a decrease in income before income taxes due to interest expense being included in discontinued operations in connection with the separation discussed above for 2023.
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
The Company's results can be impacted by infrastructure investments, and the Company is optimistic about infrastructure spending and believes related investment activity will continue to positively impact both its transmission and distribution and electrical and mechanical markets. The Company believes legislative actions aimed at supporting funding for states, schools and local governments; the funding for upgrades to electric and grid infrastructure, transportation systems, airports, electric vehicle infrastructure and clean energy programs, including solar and battery storage facilities; and providing funding to support domestic facilities that produce semiconductors are likely to provide greater long-term opportunity in both of our construction services markets. However, the Company expects financial results, in both markets, to continue to be affected by delays and cost volatility through 2024 due to supply chain disruptions, inflationary pressures, tariffs and regulatory slowdown.
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
The Company continues to have bidding opportunities in the specialty contracting markets in which it operated in during 2024 as evidenced by the segment's backlog. Although bidding remains highly competitive in all areas, the Company expects the segment's relationship with existing customers, skilled workforce, quality of service and effective cost management will continue to provide a benefit in securing and executing profitable projects in the future. The Company has also seen rapidly growing needs for services across the electric vehicle charging, renewable energy generation and energy storage markets that complement existing renewable projects performed by the Company.

Index
Backlog consists of the uncompleted portion of services to be performed under job-specific contracts. Contracts are subject to delay, default or cancellation, and contracts in the Company's backlog are subject to changes in the scope of services to be provided, as well as adjustments to the costs. Backlog may also be affected by project delays or cancellations resulting from weather conditions, external market factors and economic factors beyond the Company's control, among other things. Accordingly, there is no assurance that backlog will be realized. As of June 30, 2024, the Company has not experienced any material impacts related to customer notices indicating that they no longer wish to proceed with the planned projects that have been included in backlog. The timing of contract awards, duration of large new contracts and the mix of services can significantly affect backlog. Backlog at any given point in time may not accurately represent the revenue or net income that is realized in any period. Also, the backlog as of the end of the year may not be indicative of the operating revenues or net income expected to be earned in the following year and should not be relied upon as a standalone indicator of future operating revenues or net income. Factors noted in Part I, Item 1A. Risk Factors in the 2023 Annual Report can cause revenues to be realized in periods and at levels that are different from originally predicted.
Subject to the foregoing discussions, the construction services segment's record backlog at June 30, was as follows:

	2024	2023
	(In millions)
Electrical & mechanical	$2,064	$1,536
Transmission & distribution	339	401
	$2,403	$1,937
The increase in backlog at June 30, 2024, as compared to backlog at June 30, 2023, was largely attributable to the new project opportunities that the Company continues to be awarded across its diverse operations, particularly electrical and mechanical projects within commercial, institutional, industrial and renewable markets, combined with transmission and distribution projects within the transportation market, partially offset by completed or near-completion projects within the utility market.
Other

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023	Variance	2024	2023	Variance
	(In millions)
Operating revenues	$1.4	$3.1	(55)%	$2.8	$4.7	(40)%
Operating expenses:
Operation and maintenance	5.5	12.2	(55)%	12.9	21.9	(41)%
Depreciation and amortization	.6	1.1	(45)%	1.2	2.2	(45)%
Total operating expenses	6.1	13.3	(54)%	14.1	24.1	(41)%
Operating loss	(4.7)	(10.2)	(54)%	(11.3)	(19.4)	(42)%
Unrealized gain on retained shares in Knife River	—	140.0	(100)%	—	140.0	(100)%
Other income	4.0	3.1	29%	9.3	4.1	127%
Interest expense	3.3	3.4	(3)%	6.7	3.8	76%
Income (loss) before income taxes	(4.0)	129.5	(103)%	(8.7)	120.9	(107)%
Income tax (benefit) expense	2.2	45.1	(95)%	(2.3)	45.5	(105)%
Income (loss) from continuing operations	(6.2)	84.4	(107)%	(6.4)	75.4	(108)%
Discontinued operations, net of tax	(.2)	$(14.1)	(99)%	(.2)	(56.7)	(100)%
Net income (loss)	$(6.4)	$70.3	(109)%	$(6.6)	$18.7	(135)%
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

Index
Three and Six Months Ended June 30, 2024, Compared to Three and Six Months Ended June 30, 2023, respectively.
For the quarter and year to date, Other reported decreased net income compared to the same periods in 2023. The decreases were primarily due to the absence of the 2023 $90.8 million, net of tax unrealized gain on the Company's retained interest in Knife River. Partially offsetting these decreases was lower operation and maintenance expense, largely a result of corporate overhead costs classified as continuing operations allocated to the construction materials business in 2023, which are not included in Other in 2024. Other also experienced increased interest income in both periods, which partially offset the decreases.
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

Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts related to these items were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In millions)
Intersegment transactions:
Operating revenues	$10.8	$11.1	$42.7	$39.1
Operation and maintenance	$2.0	$3.4	$3.6	$5.3
Purchased natural gas sold	$8.8	$7.7	$39.1	$33.8
Other income	$4.4	$2.3	$8.9	$2.6
Interest expense	$4.4	$2.3	$8.9	$2.6
For more information on intersegment eliminations, see Note 15.
Liquidity and Capital Commitments
At June 30, 2024, the Company had cash, cash equivalents and restricted cash of $94.4 million and available borrowing capacity of $502.2 million under the outstanding credit facilities of the Company and its subsidiaries. The Company expects to meet its obligations for debt maturing within one year and its other operating and capital requirements from various sources, including internally generated funds; credit facilities and commercial paper of the Company and its subsidiaries, as described in Capital resources; and issuance of debt and equity securities if necessary.
Cash flows

	Six Months Ended
	June 30,
	2024	2023
	(In millions)
Net cash provided by (used in):
Operating activities	$301.6	$73.1
Investing activities	(236.0)	(276.6)
Financing activities	(48.2)	183.8
Increase (decrease) in cash, cash equivalents and restricted cash	17.4	(19.7)
Cash, cash equivalents and restricted cash -- beginning of year	77.0	70.4
Cash, cash equivalents and restricted cash -- end of period	$94.4	$50.7

Index
Operating activities

	Six Months Ended
	June 30,
	2024	2023	Variance
	(In millions)
Components of net cash provided by operating activities:
Net income	$161.3	$169.0	$(7.7)
Less: loss from discontinued operations, net of tax	(.2)	(62.5)	62.3
Income from continuing operations	161.5	231.5	(70.0)
Adjustments to reconcile net income to net cash provided by operating activities	104.2	17.0	87.2
Changes in current assets and liabilities, net of acquisitions:
Receivables	24.1	124.3	(100.2)
Inventories	16.8	1.4	15.4
Other current assets	32.1	(27.6)	59.7
Accounts payable	(35.8)	(137.3)	101.5
Other current liabilities	(10.8)	19.1	(29.9)
Pension & postretirement benefit plan contributions	(.5)	—	(.5)
Other noncurrent changes	10.1	1.6	8.5
Net cash provided by operating activities	301.7	230.0	71.7
Net cash used in discontinued operations	(.1)	(156.9)	156.8
Net cash provided by operating activities	$301.6	$73.1	$228.5
The changes in cash flows from operating activities generally follow the results of operations, as discussed in Business Segment Financial and Operating Data, and are affected by changes in working capital. The increase in cash provided by adjustments to reconcile net income is driven by the absence of the 2023 unrealized gain on the Company's retained interest in Knife River, with the offset reflected in the decrease in income from continuing operations. The increase in cash flows provided by operating activities in the previous table was largely driven by the absence of cash used in discontinued operations in 2023, primarily cash used at Knife River and associated separation costs. Also contributing was lower cash used in accounts payable, primarily related to the payment of natural gas costs, and an increase in cash from other current assets, primarily the collection of purchased gas cost adjustment balances, both at the natural gas distribution business. Partially offsetting these items was a decrease of cash from accounts receivable, largely due to lower gas costs in 2024 compared to 2023 at the natural gas distribution business.
Investing activities

	Six Months Ended
	June 30,
	2024	2023	Variance
	(In millions)
Components of net cash used in investing activities:
Capital expenditures	$(243.5)	$(232.1)	$(11.4)
Net proceeds from sale or disposition of property	5.4	9.5	(4.1)
Cost of removal, net of salvage value	(3.6)	4.0	(7.6)
Investments	(3.3)	(3.0)	(.3)
Proceeds from investment cost basis withdrawal	9.0	—	9.0
Net cash used in continuing operations	(236.0)	(221.6)	(14.4)
Net cash used in discontinued operations	—	(55.0)	55.0
Net cash used in investing activities	$(236.0)	$(276.6)	$40.6
The cash used in investing activities decreased as compared to 2023, primarily due to the absence of cash used in discontinued operations in 2023 and the receipt of proceeds from the withdrawal of cost basis from insurance policies in 2024. This was partially offset by increased capital expenditures at the natural gas distribution businesses, the absence of a net receipt of cash for salvage in 2023 and net costs incurred for removal in 2024 at the electric and natural gas distribution businesses and lower proceeds received from the sale of property at the construction services business in 2024 compared to prior year.

Index
Financing activities

	Six Months Ended
	June 30,
	2024	2023	Variance
	(In millions)
Components of net cash (used in) provided by financing activities:
Issuance of short-term borrowings	$—	$500.0	$(500.0)
Repayment of short-term borrowings	(95.0)	(193.5)	98.5
Issuance of long-term debt	113.7	389.5	(275.8)
Repayment of long-term debt	(11.1)	(506.2)	495.1
Debt issuance costs	(1.7)	(1.9)	.2
Costs of issuance of common stock	(.1)	—	(.1)
Dividends paid	(51.4)	(90.6)	39.2
Repurchase of common stock	—	(4.8)	4.8
Tax withholding on stock-based compensation	(2.6)	(3.0)	.4
Net cash (used in) provided by continuing operations	(48.2)	89.5	(137.7)
Net cash provided by discontinued operations	—	94.3	(94.3)
Net cash (used in) provided by financing activities	$(48.2)	$183.8	$(232.0)
The variance in cash used in financing activities in 2024 compared to cash provided from financing activities in 2023 was primarily due to the absence of the 2023 issuance of short-term borrowings at the natural gas distribution business used to fund higher natural gas costs, and also at the Company to replace Centennial debt that was refinanced due to the spinoff of Knife River. Also contributing to decreased cash was lower issuance of long-term debt, primarily the absence of the 2023 issuances by the Company, largely used to replace the Centennial debt, and the absence of cash provided by discontinued operations. Partially offsetting these items was the absence of higher repayments in 2023 of long-term and short-term borrowings, as Centennial repaid all of its outstanding debt in the second quarter of 2023 due to the Knife River separation, as well as repayments at the natural gas distribution business. In addition, lower dividends were paid in 2024 due to a change in the targeted dividend payout ratio after the Knife River separation.
Capital expenditures
Capital expenditures for the first six months of 2024 and 2023 were $244.3 million and $233.8 million, respectively. Capital expenditures allocated to the Company's business segments are estimated to be approximately $628.2 million for 2024. Capital expenditure estimates have been updated from what was previously reported in the 2023 Annual Report to accommodate project timeline and scope changes made throughout the first half of 2024.
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
Debt resources
Certain debt instruments of the Company and its subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt instruments, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at June 30, 2024. In the event the Company and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. As of June 30, 2024, the Company had investment grade credit ratings at all entities issuing debt. For more information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 6 in this document and Part II, Item 8 in the 2023 Annual Report.
The following table summarizes the outstanding revolving credit facilities of the Company and its subsidiaries at June 30, 2024:

Company	Facility		Facility Limit		Amount Outstanding	Letters of Credit		Expiration Date
			(In millions)
Montana-Dakota Utilities Co.	Commercial paper/Revolving credit agreement	(a)	$200.0		$133.7	$—		10/18/28
Cascade Natural Gas Corporation	Revolving credit agreement		$175.0	(b)	$50.3	$2.2	(c)	6/20/29
Intermountain Gas Company	Revolving credit agreement		$175.0	(d)	$49.5	$—		6/20/29
MDU Resources Group, Inc.	Revolving credit agreement		$200.0	(e)	$—	$12.1	(c)	5/31/28
(a)The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Montana-Dakota on stated conditions, up to a maximum of $250.0 million).
(b)Certain provisions allow for increased borrowings, up to a maximum of $225.0 million.
(c)Outstanding letter(s) of credit reduce the amount available under the credit agreement.
(d)Certain provisions allow for increased borrowings, up to a maximum of $225.0 million.
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
Total equity as a percent of total capitalization was 56 percent at June 30, 2024. Including the debt reflected in liabilities of discontinued operations, the Company's total equity as a percentage of total capitalization was 51 percent at June 30, 2023, and 55 percent at December 31, 2023. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within 12 months, plus total equity. Management believes this ratio is an indicator of how the Company is financing its operations, as well as its financial strength.
Cascade On January 20, 2023, Cascade entered into a $150.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of January 19, 2024. On December 5, 2023, Cascade paid down $100.0 million of the outstanding balance. On January 19, 2024, Cascade made the final $50.0 million repayment on the $150.0 million term loan agreement.
On June 20, 2024, Cascade amended and restated its revolving credit agreement to increase the borrowing capacity from $100.0 million to $175.0 million and extend the maturity date to June 20, 2029. Any borrowings under the revolving credit agreement are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued borrowings. The credit agreement contains customary covenants and provisions, including a covenant of Cascade not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. Other covenants include restrictions on the sale of certain assets, limitations on indebtedness and the making of certain investments.

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
On June 20, 2024, Intermountain amended and restated its revolving credit agreement to increase the borrowing capacity from $100.0 million to $175.0 million and extend the maturity date to June 20, 2029. Any borrowings under the revolving credit agreement are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued borrowings. The credit agreement contains customary covenants and provisions, including a covenant of Intermountain not to permit, at any time, the ratio of total debt to total capitalization to be greater than 0.65 percent. Other covenants include restrictions on the sale of certain assets, limitations on indebtedness and the making of certain investments.
Montana-Dakota On July 11, 2024, Montana-Dakota entered into a $125.0 million note purchase agreement with maturity dates ranging from July 11, 2039 to July 11, 2054, at a weighted average interest rate of 5.96 percent. The agreement contains customary covenants and provisions, including a covenant of Montana-Dakota not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent.
WBI Energy Transmission On April 1, 2024, WBI Energy Transmission entered into a $60.0 million term loan agreement with an interest rate of 4.52 percent and a maturity date of April 1, 2039, with the principal to be repaid in equal annual installments of $4.0 million each, beginning March 2025 and continuing through the maturity date. The agreement contains customary covenants and provisions, including a covenant of WBI Energy Transmission not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.
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
Interest rate risk
Higher interest rates have resulted in and will likely continue to result in higher borrowing costs on new debt and existing variable interest rate debt. As of June 30, 2024, approximately 17.6 percent of the outstanding debt recorded on the balance sheet consisted of variable interest rate facilities (which uses SOFR as the benchmark rate). An increase of 1 percent in the interest rate on the Company's outstanding variable interest rate facilities as of June 30, 2024, would result in an estimated $4.2 million pre-tax annual increase in interest expense.
At June 30, 2024, the Company had no outstanding interest rate hedges.
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
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
Part II -- Other Information
Item 1. Legal Proceedings
There were no material changes to the Company's legal proceedings in Part 1, Item 3 - Legal Proceedings in the 2023 Annual Report.
Item 1A. Risk Factors
Please refer to the Company's risk factors that are disclosed in Part I, Item 1A. Risk Factors in the 2023 Annual Report that could be materially harmful to the Company's business, prospects, financial condition or financial results if they occur. At June 30, 2024, there were no material changes to the Company's risk factors provided in Part I, Item 1A. Risk Factors in the 2023 Annual Report other than as set forth below.
The Company’s insurance has limits and exclusions that may not fully indemnify the Company against certain claims or losses, including claims resulting from wildfires or other natural disasters, and an increase in cost, or the unavailability or cancellation of third-party insurance coverages would increase the Company’s overall risk exposure and subject the Company to increased liabilities that could negatively affect its business, financial condition, results of operations and cash flows.
The Company maintains insurance coverages from third party insurers as part of its overall risk management strategy and most of its customer contracts require the Company to maintain specific insurance coverage limits. The Company maintains insurance policies with respect to workers’ compensation, auto liability, general liability, excess liability, contractors pollution liability, legal liability, professional liability, directors and officers liability, employment practices liability, cyber policy, terrorism, property and other types of coverages, but these policies are subject to deductibles and the Company is self-insured up to the amount of those deductibles. Insurance losses are accrued based upon the Company's estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported. Insurance liabilities are difficult to assess and estimate due to unknown factors, including the frequency and severity of injuries, the magnitude of damage to or loss of property or the environment, the determination of the Company's liability in proportion to other parties, estimates of incidents not reported and the effectiveness of the Company's safety programs, and as a result, the Company's actual losses may exceed its estimates. There can be no assurance that the Company's current or past insurance coverages will be sufficient or effective under all circumstances or against all claims and liabilities to which the Company may be subject.
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
In addition, the Company performs work in hazardous environments and its employees are exposed to a number of hazards. Incidents can occur, regardless of fault, that may be catastrophic and adversely impact the Company's employees and third parties by causing serious personal injury, loss of life, damage to property or the environment, and interruption of operations. In locations or environments where claims have become more frequent or severe in recent years, insurance may become difficult or impossible to obtain. The Company's contracts may require it to indemnify its customers, project owners and other parties for injury, damage or loss arising out of the Company's presence at its customers’ location, or in the performance of the Company's work, in both cases regardless of fault, and provide for warranties of materials and workmanship. The Company also may be required to name the customer and others as an additional insured party under its insurance policies. The Company maintains limited insurance coverage against these and other risks associated with its business. This insurance may not protect the Company against liability for certain events, and the Company cannot guarantee that its insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that it may incur. Any future damages caused by the Company's services that are not covered by insurance or are in excess of policy limits could negatively affect its business, financial condition, results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2024, no equity securities that are registered by the Company pursuant to Section 12 of the Securities and Exchange Act of 1934 were purchased by or on behalf of the Company or any of the Company's affiliated purchasers.

Index
Item 5. Other Information
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
See the index to exhibits immediately preceding the signature page to this report.

Index

Exhibits Index
Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number

3(a)	Amended and Restated Certificate of Incorporation of MDU Resources Group, Inc.		8-K		3.2	5/8/19	1-03480
3(b)	Amended and Restated Bylaws of MDU Resources Group, Inc.		8-K		3.1	2/15/19	1-03480
*4(a)	Montana-Dakota Utilities Co. Note Purchase Agreement, dated July 11, 2024	X
31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished as a supplement to the SEC upon request.

Index
Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU RESOURCES GROUP, INC.

DATE:	August 8, 2024	BY:	/s/ Jason L. Vollmer
Jason L. Vollmer
Vice President, Chief Financial Officer and Treasurer

		BY:	/s/ Stephanie A. Sievert
Stephanie A. Sievert
Vice President, Chief Accounting Officer and Controller