Form 10-Q
period 2024-09-30
MDU RESOURCES GROUP INC
filed 2024-11-07
CIK 67716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2024: 203,888,237 shares.

Index
Definitions
The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2023 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2023
AFUDC	Allowance for funds used during construction
Applied Digital	Applied Digital Corporation
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Big Stone Station	475-MW coal-fired electric generating facility near Big Stone City, South Dakota (22.7 percent ownership)
Cascade	Cascade Natural Gas Corporation, an indirect wholly-owned subsidiary of MDU Energy Capital
Centennial
CEHI, LLC, a direct wholly-owned subsidiary of the Company, formerly known as Centennial Energy Holdings, Inc., prior to the separation of Knife River from the Company. References to Centennial's historical business and operations refer to the business and operations of Centennial Energy Holdings, Inc.

Centennial Capital	Centennial Holdings Capital LLC, a direct wholly-owned subsidiary of Centennial
Company	MDU Resources Group, Inc.
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
CWIP	Construction work in progress, costs associated with the construction of new utility facilities recorded on the balance sheet until these facilities are placed in service
DC Circuit Court	District of Columbia Circuit Court
dk	Decatherm
EPA	United States Environmental Protection Agency
Everus
Everus Construction Group, Inc., a wholly-owned subsidiary of the Company prior to the separation from the Company, that was established in conjunction with the proposed separation of Everus Construction

Everus Construction	Everus Construction, Inc., a direct wholly-owned subsidiary of Centennial prior to the separation from the Company, formerly known as MDU Construction Services Group, Inc. prior to March 12, 2024
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, an indirect wholly-owned subsidiary of Centennial (previously referred to as the Company's exploration and production segment)
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Intermountain	Intermountain Gas Company, an indirect wholly-owned subsidiary of MDU Energy Capital
IRA	Inflation Reduction Act of 2022
JETx	345-kV transmission line from Jamestown, North Dakota to Ellendale, North Dakota (50 percent ownership)
Knife River
Established as Knife River Corporation prior to the separation from the Company, a direct wholly-owned subsidiary of Centennial. Knife River refers to Knife River Corporation, during the period prior to separation, now known as "KRC Materials, Inc." Following the separation Knife River refers to Knife River Holding Company, now known as Knife River Corporation

kWh	Kilowatt-hour
kV	Kilovolt
LIBOR	London Inter-bank Offered Rate
MDU Construction Services	MDU Construction Services Group, Inc., a direct wholly-owned subsidiary of Centennial
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly-owned subsidiary of the Company

Index

MISO
Midcontinent Independent System Operator, Inc., the organization that provides open-access transmission services and monitors the high-voltage transmission system in the Midwest United States and Manitoba, Canada and a southern United States region which includes much of Arkansas, Mississippi, and Louisiana

MMcf	Million cubic feet
MMdk	Million dk
Montana-Dakota	Montana-Dakota Utilities Co., a direct wholly-owned subsidiary of MDU Energy Capital
MTPSC	Montana Public Service Commission
MW	Megawatt
NDDEQ	North Dakota Department of Environmental Quality
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
ODEQ	Oregon Department of Environmental Quality
OPUC	Oregon Public Utility Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
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

VIE	Variable interest entity
Washington DOE	Washington State Department of Ecology
WBI Energy	WBI Energy, Inc., an indirect wholly-owned subsidiary of Centennial
WBI Energy Transmission	WBI Energy Transmission, Inc., an indirect wholly-owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission
WYPSC	Wyoming Public Service Commission

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
On May 31, 2023, the Company completed the separation of Knife River, its construction materials and contracting business, from the Company, resulting in Knife River becoming an independent, publicly-traded company. The Company's board of directors approved the distribution of approximately 90 percent of the issued and outstanding shares of Knife River to the Company's stockholders. Stockholders of the Company received one share of Knife River common stock for every four shares of the Company's common stock held on May 22, 2023, the record date for the distribution. The Company retained approximately 10 percent or 5.7 million shares of Knife River common stock immediately following the separation, which were disposed of in a tax-free exchange in November 2023. The historical results of Knife River are presented as discontinued operations in the Company's Consolidated Financial Statements.
On October 31, 2024, the Company completed the separation of Everus, its construction services business, resulting in Everus becoming an independent, publicly-traded company. The Company's board of directors approved the distribution of all the outstanding shares of Everus common stock to the Company's stockholders. Stockholders of the Company received one share of Everus common stock for every four shares of the Company's common stock held as of the close of business on October 21, 2024, the record date for the distribution. The distribution is expected to be tax-free to the Company's stockholders for U.S. federal income tax purposes, except for cash received in lieu of fractional shares. More information on the separation and distribution can be found within Everus' Form 10, which is not incorporated by reference herein.
As of September 30, 2024, the spinoff of Everus did not meet the criteria for discontinued operations and its results are included in continuing operations in the Company's Consolidated Financial Statements.
The Company was organized into four reportable business segments as of September 30, 2024. These business segments include: electric, natural gas distribution, pipeline, and construction services. The Company's business segments are determined based on the Company's method of internal reporting, which generally segregates the strategic business units due to differences in products, services and regulation. The internal reporting of these segments is defined based on the reporting and review process used by the Company's chief executive officer.
The Company, through its wholly-owned subsidiary, MDU Energy Capital, owns Montana-Dakota, Cascade and Intermountain. The electric segment is comprised of Montana-Dakota while the natural gas distribution segment is comprised of Montana-Dakota, Cascade and Intermountain.
The Company, through its wholly-owned subsidiary, Centennial, owns WBI Energy, Everus Construction and Centennial Capital. WBI Energy is the pipeline segment, Everus Construction is the construction services segment and Centennial Capital is reflected in the Other category.
For more information on the Company's business segments, see Note 15 of the Notes to Consolidated Financial Statements.

Index
Part I -- Financial Information
Item 1. Financial Statements

MDU Resources Group, Inc.
Consolidated Statements of Income
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Operating revenues:
Electric, natural gas distribution and regulated pipeline	$286,053	$279,534	$1,212,615	$1,293,959
Non-regulated pipeline, construction services and other	764,463	721,261	2,099,271	2,228,061
Total operating revenues	1,050,516	1,000,795	3,311,886	3,522,020
Operating expenses:
Operation and maintenance:
Electric, natural gas distribution and regulated pipeline	101,308	99,295	307,697	296,818
Non-regulated pipeline, construction services and other	685,329	639,363	1,883,850	2,007,978
Total operation and maintenance	786,637	738,658	2,191,547	2,304,796
Purchased natural gas sold	53,377	55,967	406,569	542,848
Electric fuel and purchased power	25,210	28,966	87,543	73,755
Depreciation and amortization	56,160	53,146	167,791	158,877
Taxes, other than income	38,328	39,454	141,939	156,587
Total operating expenses	959,712	916,191	2,995,389	3,236,863
Operating income	90,804	84,604	316,497	285,157
Unrealized gain on retained shares in Knife River	—	30,150	—	170,170
Other income	13,838	8,918	42,287	29,251
Interest expense	29,466	32,129	86,780	82,541
Income before income taxes	75,176	91,543	272,004	402,037
Income taxes	13,017	13,325	48,373	92,311
Income from continuing operations	62,159	78,218	223,631	309,726
Discontinued operations, net of tax	2,456	(3,289)	2,319	(65,752)
Net income	$64,615	$74,929	$225,950	$243,974
Earnings per share - basic:
Income from continuing operations	$.31	$.38	$1.10	$1.52
Discontinued operations, net of tax	.01	(.01)	.01	(.32)
Earnings per share - basic	$.32	$.37	$1.11	$1.20
Earnings per share - diluted:
Income from continuing operations	$.31	$.38	$1.10	$1.52
Discontinued operations, net of tax	.01	(.01)	.01	(.32)
Earnings per share - diluted	$.32	$.37	$1.11	$1.20
Weighted average common shares outstanding - basic	203,888	203,638	203,852	203,633
Weighted average common shares outstanding - diluted	204,678	203,886	204,451	203,891
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Net income	$64,615	$74,929	$225,950	$243,974
Other comprehensive income:
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $17 for the nine months ended 2023	—	—	—	81
Postretirement liability adjustment:
Amortization of postretirement liability losses included in net periodic benefit credit, net of tax of $33 and $98 for the three months ended and $101 and $263 for the nine months ended in 2024 and 2023, respectively	104	(6)	311	481
Net unrealized gain (loss) on available-for-sale investments:
Net unrealized gain (loss) on available-for-sale investments arising during the period, net of tax of $47 and $(17) for the three months ended and $45 and $(21) for the nine months ended in 2024 and 2023, respectively	177	(66)	170	(80)
Reclassification adjustment for loss on available-for-sale investments included in net income, net of tax of $1 and $3 for the three months ended and $5 and $9 for the nine months ended in 2024 and 2023, respectively	3	10	16	36
Net unrealized gain (loss) on available-for-sale investments	180	(56)	186	(44)
Other comprehensive income (loss)	284	(62)	497	518
Comprehensive income attributable to common stockholders	$64,899	$74,867	$226,447	$244,492
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Balance Sheets
(Unaudited)
	September 30, 2024	September 30, 2023	December 31, 2023
Assets	(In thousands, except shares and per share amounts)
Current assets:
Cash, cash equivalents and restricted cash	$104,016	$32,493	$76,975
Receivables, net	934,473	893,019	942,782
Current regulatory assets	241,008	169,248	172,492
Inventories	91,889	80,235	87,392
Prepayments and other current assets	96,434	63,805	84,082
Retained shares in Knife River	—	276,213	—
Total current assets	1,467,820	1,515,013	1,363,723
Noncurrent assets:
Property, plant and equipment	7,703,249	7,211,680	7,341,116
Less accumulated depreciation and amortization	2,322,543	2,191,514	2,220,206
Net property, plant and equipment	5,380,706	5,020,166	5,120,910
Goodwill	488,960	488,960	488,960
Other intangible assets, net	466	2,526	2,004
Regulatory assets	343,578	428,969	447,099
Investments	130,602	139,327	124,235
Operating lease right-of-use assets	90,439	75,729	74,363
Other	270,078	198,459	211,865
Total noncurrent assets	6,704,829	6,354,136	6,469,436
Total assets	$8,172,649	$7,869,149	$7,833,159
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$—	$306,400	$95,000
Long-term debt due within one year	218,777	61,319	61,319
Accounts payable	489,100	414,479	475,215
Taxes payable	61,879	49,500	58,110
Dividends payable	26,024	25,455	25,461
Accrued compensation	97,041	94,230	85,512
Operating lease liabilities due within one year	28,133	23,112	22,884
Regulatory liabilities due within one year	157,068	45,013	70,761
Other accrued liabilities	203,353	154,147	181,471
Total current liabilities	1,281,375	1,173,655	1,075,733
Noncurrent liabilities:
Long-term debt	2,233,520	2,279,828	2,236,904
Deferred income taxes	453,155	526,654	458,548
Asset retirement obligations	397,952	384,083	384,371
Regulatory liabilities	463,790	495,112	521,050
Operating lease liabilities	62,569	52,908	51,645
Other	222,303	199,475	199,675
Total noncurrent liabilities	3,833,289	3,938,060	3,852,193
Commitments and contingencies
Stockholders' equity:
Common stock Authorized - 500,000,000 shares, $1.00 par value Shares issued - 203,888,237 at September 30, 2024, 203,638,373 at September 30, 2023 and 203,689,090 at December 31, 2023	203,888	203,638	203,689
Other paid-in capital	1,470,429	1,462,939	1,466,235
Retained earnings	1,401,555	1,108,616	1,253,693
Accumulated other comprehensive loss	(17,887)	(17,759)	(18,384)
Total stockholders' equity	3,057,985	2,757,434	2,905,233
Total liabilities and stockholders' equity	$8,172,649	$7,869,149	$7,833,159
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Equity
(Unaudited)
			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2023	203,689,090	$203,689	$1,466,235	$1,253,693	$(18,384)	—	$—	$2,905,233
Net income	—	—	—	100,898	—	—	—	100,898
Other comprehensive income	—	—	—	—	74	—	—	74
Dividends declared on common stock	—	—	—	(25,779)	—	—	—	(25,779)
Stock-based compensation	—	—	3,173	—	—	—	—	3,173
Costs of issuance of common stock	—	—	(35)	—	—	—	—	(35)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	199,147	199	(2,822)	—	—	—	—	(2,623)
At March 31, 2024	203,888,237	$203,888	$1,466,551	$1,328,812	$(18,310)	—	$—	$2,980,941
Net income	—	—	—	60,436	—	—	—	60,436
Other comprehensive income	—	—	—	—	139	—	—	139
Dividends declared on common stock	—	—	—	(25,644)	—	—	—	(25,644)
Stock-based compensation	—	—	1,947	—	—	—	—	1,947
Costs of issuance of common stock	—	—	(15)	—	—	—	—	(15)
At June 30, 2024	203,888,237	$203,888	$1,468,483	$1,363,604	$(18,171)	—	$—	$3,017,804
Net income	—	—	—	64,615	—	—	—	64,615
Other comprehensive income	—	—	—	—	284	—	—	284
Dividends declared on common stock	—	—	—	(26,664)	—	—	—	(26,664)
Stock-based compensation	—	—	1,946	—	—	—	—	1,946
At September 30, 2024	203,888,237	$203,888	$1,470,429	$1,401,555	$(17,887)	—	$—	$3,057,985
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Equity
(Unaudited)
			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2022	204,162,814	$204,163	$1,466,037	$1,951,138	$(30,583)	(538,921)	$(3,626)	$3,587,129
Net income	—	—	—	38,353	—	—	—	38,353
Other comprehensive income	—	—	—	—	217	—	—	217
Dividends declared on common stock	—	—	—	(45,574)	—	—	—	(45,574)
Stock-based compensation	—	—	3,108	—	—	—	—	3,108
Repurchase of common stock	—	—	—	—	—	(153,622)	(4,811)	(4,811)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	(7,851)	—	—	153,622	4,811	(3,040)
At March 31, 2023	204,162,814	$204,163	$1,461,294	$1,943,917	$(30,366)	(538,921)	$(3,626)	$3,575,382
Net income	—	—	—	130,692	—	—	—	130,692
Other comprehensive income	—	—	—	—	363	—	—	363
Dividends declared on common stock	—	—	—	(45,158)	—	—	—	(45,158)
Stock-based compensation	—	—	(927)	—	—	—	—	(927)
Separation of Knife River	(538,921)	(539)	—	(969,934)	12,306	538,921	3,626	(954,541)
Issuance of common stock	14,480	14	368	—	—	—	—	382
At June 30, 2023	203,638,373	$203,638	$1,460,735	$1,059,517	$(17,697)	—	$—	$2,706,193
Net income	—	—	—	74,929	—	—	—	74,929
Other comprehensive loss	—	—	—	—	(62)	—	—	(62)
Dividends declared on common stock	—	—	—	(25,645)	—	—	—	(25,645)
Stock-based compensation	—	—	2,204	—	—	—	—	2,204
Separation of Knife River	—	—	—	(185)	—	—	—	(185)
At September 30, 2023	203,638,373	$203,638	$1,462,939	$1,108,616	$(17,759)	—	$—	$2,757,434
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2024	2023
	(In thousands)
Operating activities:
Net income	$225,950	$243,974
Less: income (loss) from discontinued operations, net of tax	2,319	(65,752)
Income from continuing operations	223,631	309,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,791	158,877
Deferred income taxes	(12,289)	63,745
Provision for credit losses	4,902	9,769
Amortization of debt issuance costs	1,167	991
Employee stock-based compensation costs	7,067	3,943
Pension and postretirement benefit plan net periodic benefit credit	(2,882)	(4,086)
Unrealized gain on retained shares in Knife River	—	(170,170)
Unrealized gains on investments	(5,813)	(3,501)
Gains on sales of assets	(5,754)	(6,761)
Changes in current assets and liabilities, net of acquisitions:
Receivables	14,510	161,366
Inventories	(6,307)	(19,694)
Other current assets	37,007	(68,161)
Accounts payable	7,176	(132,323)
Other current liabilities	47,057	42,310
Pension and postretirement benefit plan contributions	(2,557)	(7,541)
Other noncurrent changes	(35,238)	(3,362)
Net cash provided by continuing operations	439,468	335,128
Net cash provided by (used in) discontinued operations	2,318	(160,214)
Net cash provided by operating activities	441,786	174,914
Investing activities:
Capital expenditures	(400,989)	(370,585)
Net proceeds from sale or disposition of property	9,590	12,508
Cost of removal, net of salvage value	(6,133)	730
Investments	(3,878)	(3,339)
Proceeds from investment cost basis withdrawal	9,000	—
Net cash used in continuing operations	(392,410)	(360,686)
Net cash used in discontinued operations	—	(55,012)
Net cash used in investing activities	(392,410)	(415,698)
Financing activities:
Issuance of short-term borrowings	—	461,400
Repayment of short-term borrowings	(95,000)	(193,500)
Issuance of long-term debt	302,400	411,900
Repayment of long-term debt	(147,731)	(434,994)
Debt issuance costs	(2,416)	(1,844)
Costs of issuance of common stock	(50)	—
Dividends paid	(76,915)	(135,861)
Repurchase of common stock	—	(4,811)
Tax withholding on stock-based compensation	(2,623)	(3,040)
Net cash (used in) provided by continuing operations	(22,335)	99,250
Net cash provided by discontinued operations	—	93,509
Net cash (used in) provided by financing activities	(22,335)	192,759
Increase (decrease) in cash, cash equivalents and restricted cash	27,041	(48,025)
Cash, cash equivalents and restricted cash - beginning of year	76,975	80,518
Cash, cash equivalents and restricted cash - end of period	$104,016	$32,493
The accompanying notes are an integral part of these consolidated financial statements.

Index
MDU Resources Group, Inc.
Notes to Consolidated
Financial Statements
September 30, 2024 and 2023
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
On May 31, 2023, the Company completed the separation of Knife River, formerly the construction materials and contracting segment, which resulted in two independent, publicly-traded companies, MDU Resources Group, Inc. and Knife River. The Company's board of directors approved the distribution of approximately 90 percent of the issued and outstanding shares of Knife River to the Company's stockholders. Stockholders of the Company received one share of Knife River common stock for every four shares of the Company's common stock held on May 22, 2023, the record date for the distribution. The Company retained approximately 10 percent or 5.7 million shares of Knife River common stock immediately following the separation, which were disposed of in a tax-free exchange in November 2023.
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
On October 31, 2024, the Company completed the separation of Everus, its construction services business, resulting in Everus becoming an independent, publicly-traded company. The Company's board of directors approved the distribution of all the outstanding shares of Everus common stock to the Company's stockholders. Stockholders of the Company received one share of Everus common stock for every four shares of the Company's common stock held as of the close of business on October 21, 2024, the record date for the distribution. The distribution is expected to be tax-free to the Company's stockholders for U.S. federal income tax purposes, except for cash received in lieu of fractional shares.
As of September 30, 2024, the spinoff of Everus did not meet the criteria for discontinued operations and its results are included in continuing operations in the Company's Consolidated Financial Statements.
Management has also evaluated the impact of events occurring after September 30, 2024, up to the date of the issuance of these consolidated interim financial statements on November 7, 2024, that would require recognition or disclosure in the Consolidated Financial Statements.

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

Index
Note 3 - Discontinued operations
On May 31, 2023, the Company completed the separation of Knife River, its former construction materials and contracting segment, into a new publicly-traded company. The separation was achieved through the Company's pro-rata distribution of approximately 90 percent of the outstanding shares of Knife River to the Company's common stockholders. To effect the separation, the Company distributed to its stockholders one share of Knife River common stock for every four shares of the Company's common stock held on May 22, 2023, the record date for the distribution, with the Company retaining approximately 10 percent, or 5.7 million shares of Knife River common stock immediately following the separation. In November 2023, the Company completed the tax-free exchange of its retained shares.
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
The Company provided to Knife River and Knife River provided to the Company transition services in accordance with the TSA entered into on May 31, 2023. For the three and nine months ended September 30, 2024, the Company received $39,000 and $1.5 million, respectively, and paid $15,000 and $155,000, respectively, for these related activities. For the three and nine months ended September 30, 2023, the Company received $1.3 million and $1.9 million, respectively, and paid $407,000 and $684,000, respectively, for these related activities. The majority of the transition services were to be provided for a period of one year, however, no longer than two years after the separation.
Separation related costs of $204,000 and $342,000, net of tax, were incurred during the three and nine months ended September 30, 2024, respectively. Separation related costs of $1.0 million and $47.1 million, net of tax, were incurred during the three and nine months ended September 30, 2023, respectively. Separation costs incurred are presented in Discontinued operations, net of tax in the Consolidated Statements of Income. These charges primarily relate to transaction and third-party support costs, one-time business separation fees and related tax charges.
The Company had no assets or liabilities related to the discontinued operations of Knife River on its balance sheet as of September 30, 2024 and 2023 and December 31, 2023.
The reconciliation of the major classes of income and expense constituting pretax loss from discontinued operations to the after-tax loss from discontinued operations on the Consolidated Statements of Income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Operating revenues	$—	$—	$—	$735,259
Operating expenses	270	1,447	431	769,407
Operating (loss) income	(270)	(1,447)	(431)	(34,148)
Other income	—	—	—	2,382
Interest expense	—	(66)	—	37,545
Loss from discontinued operations before income taxes	(270)	(1,381)	(431)	(69,311)
Income tax (benefit) expense	(2,726)	1,908	(2,750)	(3,559)
Discontinued operations, net of tax	$2,456	$(3,289)	$2,319	$(65,752)
Note 4 - Seasonality of operations
Some of the Company's operations are highly seasonal and revenues from, and certain expenses for, such operations may fluctuate significantly among quarterly periods. Accordingly, the interim results for particular businesses, and for the Company as a whole, may not be indicative of results for the full fiscal year.

Index
Note 5 - Receivables and allowance for expected credit losses
Receivables consist primarily of trade and contracting services receivables from the sale of goods and services, net of expected credit losses. The Company's trade receivables are all due in 12 months or less. The total balance of receivables past due 90 days or more was $79.9 million, $51.1 million and $45.7 million at September 30, 2024 and 2023, and December 31, 2023, respectively.
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
Details of the Company's expected credit losses were as follows:

	Electric	Natural gas distribution	Pipeline	Construction services	Total
	(In thousands)
At December 31, 2023	$414	$1,189	$—	$7,967	$9,570
Current expected credit loss provision	782	1,916	—	(411)	2,287
Less write-offs charged against the allowance	659	1,455	—	48	2,162
Credit loss recoveries collected	147	314	—	—	461
At March 31, 2024	$684	$1,964	$—	$7,508	$10,156
Current expected credit loss provision	190	214	—	277	681
Less write-offs charged against the allowance	463	969	—	541	1,973
Credit loss recoveries collected	80	196	—	13	289
At June 30, 2024	$491	$1,405	$—	$7,257	$9,153
Current expected credit loss provision	520	1,330	—	84	1,934
Less write-offs charged against the allowance	594	2,121	—	84	2,799
Credit loss recoveries collected	86	255	—	43	384
At September 30, 2024	$503	$869	$—	$7,300	$8,672

	Electric	Natural gas distribution	Pipeline	Construction services	Total
	(In thousands)
At December 31, 2022	$375	$1,615	$2	$2,162	$4,154
Current expected credit loss provision	615	2,324	—	826	3,765
Less write-offs charged against the allowance	667	1,225	—	51	1,943
Credit loss recoveries collected	145	229	—	1	375
At March 31, 2023	$468	$2,943	$2	$2,938	$6,351
Current expected credit loss provision	182	90	—	1,825	2,097
Less write-offs charged against the allowance	316	1,454	—	103	1,873
Credit loss recoveries collected	79	161	—	58	298
At June 30, 2023	$413	$1,740	$2	$4,718	$6,873
Current expected credit loss provision	513	1,661	—	1,733	3,907
Less write-offs charged against the allowance	572	2,758	—	27	3,357
Credit loss recoveries collected	75	233	—	—	308
At September 30, 2023	$429	$876	$2	$6,424	$7,731

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

	September 30, 2024	September 30, 2023	December 31, 2023
	(In thousands)
Natural gas in storage (current)	$40,770	$29,821	$39,377
Merchandise for resale	38,311	36,815	34,955
Materials and supplies	6,264	7,824	5,460
Other	6,544	5,775	7,600
Total	$91,889	$80,235	$87,392
The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in noncurrent assets - other and was $50.1 million, $47.4 million and $48.5 million at September 30, 2024 and 2023 and December 31, 2023, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands, except per share amounts)
Weighted average common shares outstanding - basic	203,888	203,638	203,852	203,633
Effect of dilutive performance share awards and restricted stock units	790	248	599	258
Weighted average common shares outstanding - diluted	204,678	203,886	204,451	203,891
Earnings per share - basic:
Income from continuing operations	$.31	$.38	$1.10	$1.52
Discontinued operations, net of tax	.01	(.01)	.01	(.32)
Earnings per share - basic	$.32	$.37	$1.11	$1.20
Earnings per share - diluted:
Income from continuing operations	$.31	$.38	$1.10	$1.52
Discontinued operations, net of tax	.01	(.01)	.01	(.32)
Earnings per share - diluted	$.32	$.37	$1.11	$1.20
Shares excluded from the calculation of diluted earnings per share	—	—	—	—
Dividends declared per common share	$.1300	$.1250	$.3800	$.5700

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

Three Months Ended September 30, 2024	Electric	Natural gas distribution	Pipeline	Construction services	Other	Total
	(In thousands)
Residential utility sales	$37,076	$61,928	$—	$—	$—	$99,004
Commercial utility sales	46,648	37,687	—	—	—	84,335
Industrial utility sales	9,702	6,869	—	—	—	16,571
Other utility sales	2,045	—	—	—	—	2,045
Natural gas transportation	—	15,279	41,936	—	—	57,215
Natural gas storage	—	—	6,053	—	—	6,053
Electrical & mechanical specialty contracting	—	—	—	534,613	—	534,613
Transmission & distribution specialty contracting	—	—	—	216,062	—	216,062
Other	16,182	9,736	3,537	169	1,433	31,057
Intersegment eliminations	(96)	(104)	(3,931)	—	(1,432)	(5,563)
Revenues from contracts with customers	111,557	131,395	47,595	750,844	1	1,041,392
Other revenues	(3,173)	2,122	33	10,142	—	9,124
Total external operating revenues	$108,384	$133,517	$47,628	$760,986	$1	$1,050,516

Index

Three Months Ended September 30, 2023	Electric	Natural gas distribution	Pipeline	Construction services	Other	Total
	(In thousands)
Residential utility sales	$34,303	$68,733	$—	$—	$—	$103,036
Commercial utility sales	49,754	40,360	—	—	—	90,114
Industrial utility sales	10,747	7,272	—	—	—	18,019
Other utility sales	1,865	—	—	—	—	1,865
Natural gas transportation	—	13,050	35,338	—	—	48,388
Natural gas storage	—	—	4,808	—	—	4,808
Electrical & mechanical specialty contracting	—	—	—	514,378	—	514,378
Transmission & distribution specialty contracting	—	—	—	192,056	—	192,056
Other	14,701	3,881	3,916	(89)	1,689	24,098
Intersegment eliminations	(27)	(69)	(3,701)	—	(1,689)	(5,486)
Revenues from contracts with customers	111,343	133,227	40,361	706,345	—	991,276
Other revenues	(3,254)	1,669	43	11,061	—	9,519
Total external operating revenues	$108,089	$134,896	$40,404	$717,406	$—	$1,000,795

Nine Months Ended September 30, 2024	Electric	Natural gas distribution	Pipeline	Construction services	Other	Total
	(In thousands)
Residential utility sales	$107,735	$431,721	$—	$—	$—	$539,456
Commercial utility sales	129,783	264,091	—	—	—	393,874
Industrial utility sales	32,809	30,716	—	—	—	63,525
Other utility sales	6,046	—	—	—	—	6,046
Natural gas transportation	—	43,194	128,979	—	—	172,173
Natural gas storage	—	—	16,766	—	—	16,766
Electrical & mechanical specialty contracting	—	—	—	1,476,006	—	1,476,006
Transmission & distribution specialty contracting	—	—	—	583,803	—	583,803
Other	44,998	18,705	9,903	260	4,283	78,149
Intersegment eliminations	(188)	(209)	(43,296)	(336)	(4,265)	(48,294)
Revenues from contracts with customers	321,183	788,218	112,352	2,059,733	18	3,281,504
Revenues out of scope	(5,915)	6,200	119	29,978	—	30,382
Total external operating revenues	$315,268	$794,418	$112,471	$2,089,711	$18	$3,311,886

Nine Months Ended September 30, 2023	Electric	Natural gas distribution	Pipeline	Construction services	Other	Total
	(In thousands)
Residential utility sales	$102,953	$517,351	$—	$—	$—	$620,304
Commercial utility sales	124,363	316,483	—	—	—	440,846
Industrial utility sales	31,880	33,293	—	—	—	65,173
Other utility sales	5,349	—	—	—	—	5,349
Natural gas transportation	—	38,225	104,716	—	—	142,941
Natural gas storage	—	—	12,427	—	—	12,427
Electrical & mechanical specialty contracting	—	—	—	1,672,948	—	1,672,948
Transmission & distribution specialty contracting	—	—	—	511,563	—	511,563
Other	38,111	11,874	9,713	121	6,412	66,231
Intersegment eliminations	(82)	(208)	(37,889)	—	(6,412)	(44,591)
Revenues from contracts with customers	302,574	917,018	88,967	2,184,632	—	3,493,191
Revenues out of scope	(7,799)	2,469	119	34,040	—	28,829
Total external operating revenues	$294,775	$919,487	$89,086	$2,218,672	$—	$3,522,020

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
The changes in contract assets and liabilities were as follows:

	September 30, 2024	December 31, 2023	Change	Location on Consolidated Balance Sheets
	(In thousands)
Contract assets	$174,782	$158,861	$15,921	Receivables, net
Contract liabilities - current	(226,754)	(202,144)	(24,610)	Accounts payable
Contract liabilities - noncurrent	(2,114)	(291)	(1,823)	Noncurrent liabilities - other
Net contract liabilities	$(54,086)	$(43,574)	$(10,512)
The Company recognized $47.4 million and $169.0 million in revenue for the three and nine months ended September 30, 2024, respectively, which was previously included in contract liabilities at December 31, 2023. The Company recognized $6.3 million and $164.3 million in revenue for the three and nine months ended September 30, 2023, respectively, which was previously included in contract liabilities at December 31, 2022.
The Company recognized a net increase in revenues of $25.8 million and $71.8 million for the three and nine months ended September 30, 2024, respectively, from performance obligations satisfied in prior periods. The Company recognized a net increase in revenues of $20.2 million and $41.7 million for the three and nine months ended September 30, 2023, respectively, from performance obligations satisfied in prior periods.
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
At September 30, 2024, the Company's remaining performance obligations were $3.5 billion. The Company expects to recognize the following revenue amounts in future periods related to these remaining performance obligations: $2.3 billion within the next 12 months or less; $681.1 million within the next 13 to 24 months; and $551.1 million in 25 months or more.
Note 9 - Leases
The Company's leases primarily include operating leases for equipment, buildings, easements and vehicles. The Company leases certain equipment to third parties through its utility and construction services segments, which are considered short-term operating leases with terms of less than 12 months.
The Company recognized revenue from operating leases of $10.3 million and $30.3 million for the three and nine months ended September 30, 2024, respectively. The Company recognized revenue from operating leases of $11.2 million and $34.5 million for the three and nine months ended September 30, 2023, respectively. At September 30, 2024, the Company had $8.6 million of lease receivables with a majority due within 12 months.

Index
Note 10 - Regulatory assets and liabilities
The following table summarizes the individual components of unamortized regulatory assets and liabilities:

	Estimated Recovery or Refund Period as of September 30, 2024	*	September 30, 2024	September 30, 2023	December 31, 2023
			(In thousands)
Regulatory assets:
Current:
Natural gas costs recoverable through rate adjustments	Up to 1 year		$111,946	$107,101	$98,844
Environmental compliance programs	Up to 1 year		80,198	3,972	5,525
Conservation programs	Up to 1 year		19,059	14,411	14,425
Demand cost deferral	Up to 1 year		13,898	13,254	5,207
Electric fuel and purchased power deferral	Up to 1 year		4,497	17,775	33,918
Cost recovery mechanisms	Up to 1 year		4,332	9,461	9,153
Other	Up to 1 year		7,078	3,274	5,420
			241,008	169,248	172,492
Noncurrent:
Pension and postretirement benefits	**		142,511	144,448	142,511
Cost recovery mechanisms	Up to 25 years		82,907	68,539	85,944
Plant costs/asset retirement obligations	Over plant lives		45,249	43,520	46,009
Manufactured gas plant site remediation	-		25,789	24,577	26,127
Taxes recoverable from customers	Over plant lives		12,316	12,266	12,249
Natural gas costs recoverable through rate adjustments	Up to 2 years		11,707	64,914	55,493
Electric fuel and purchased power deferral	Up to 2 years		8,335	—	—
Environmental compliance programs	-		2,858	36,605	66,806
Long-term debt refinancing costs	Up to 36 years		2,159	2,747	2,600
Plant to be retired	-		22	19,947	772
Other	Up to 15 years		9,725	11,406	8,588
			343,578	428,969	447,099
Total regulatory assets			$584,586	$598,217	$619,591
Regulatory liabilities:
Current:
Environmental compliance programs	Up to 1 year		$77,392	$—	$—
Natural gas costs refundable through rate adjustments	Up to 1 year		54,197	20,445	43,161
Provision for rate refund	Up to 1 year		8,868	2,717	6,866
Margin sharing	Up to 1 year		3,945	2,697	5,243
Conservation programs	Up to 1 year		2,662	1,976	2,130
Cost recovery mechanisms	Up to 1 year		2,634	5,754	6,284
Taxes refundable to customers	Up to 1 year		2,195	1,513	2,149
Other	Up to 1 year		5,175	9,911	4,928
			157,068	45,013	70,761
Noncurrent:
Plant removal and decommissioning costs	Over plant lives		224,839	220,499	220,147
Taxes refundable to customers	Over plant lives		184,715	194,804	193,578
Cost recovery mechanisms	Up to 18 years		28,397	20,012	21,791
Accumulated deferred investment tax credit	Over plant lives		17,679	14,800	15,740
Pension and postretirement benefits	**		6,043	7,120	6,044
Environmental compliance programs	-		—	36,126	61,941
Other	Up to 14 years		2,117	1,751	1,809
			463,790	495,112	521,050
Total regulatory liabilities			$620,858	$540,125	$591,811
Net regulatory position			$(36,272)	$58,092	$27,780
*Estimated recovery or refund period for amounts currently being recovered or refunded in rates to customers.
**    Recovered as expense is incurred or cash contributions are made.

Index
At September 30, 2024 and 2023, and December 31, 2023, approximately $178.8 million, $211.8 million and $194.3 million, respectively, of regulatory assets were not earning a rate of return; however, these regulatory assets are expected to be recovered from customers in future rates. These assets are largely comprised of the unfunded portion of pension and postretirement benefits, asset retirement obligations, certain pipeline integrity costs and the estimated future cost of manufactured gas plant site remediation.
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
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of insurance contracts, to satisfy its obligations under its unfunded, nonqualified defined benefit and defined contribution plans for executive officers and certain key management employees and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $63.7 million, $62.7 million and $66.2 million, at September 30, 2024 and 2023, and December 31, 2023, respectively, are classified as Investments on the Consolidated Balance Sheets. The net unrealized gain on these investments was $2.6 million and $5.8 million for the three and nine months ended September 30, 2024, respectively. The net unrealized loss on these investments was $1.4 million for the three months ended and an unrealized gain of $3.5 million for the nine months ended September 30, 2023. The change in fair value, which is considered part of the cost of the plan, is classified in Other income on the Consolidated Statements of Income. In the first quarter of 2024 and the fourth quarter of 2023 the Company withdrew $9.0 million and $20.0 million, respectively, of its cost basis, which reduced Investments on the Consolidated Balance Sheets.
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

September 30, 2024	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,104	$41	$312	$7,833
U.S. Treasury securities	3,897	74	—	3,971
Total	$12,001	$115	$312	$11,804

Index

September 30, 2023	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,386	$—	$750	$7,636
U.S. Treasury securities	3,307	11	23	3,295
Total	$11,693	$11	$773	$10,931

December 31, 2023	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,234	$17	$470	$7,781
U.S. Treasury securities	3,521	28	8	3,541
Total	$11,755	$45	$478	$11,322
On May 31, 2023, the Company completed the Knife River separation and retained approximately 10 percent, or 5.7 million shares of Knife River common stock immediately following the separation, which were disposed of in a tax-free exchange in November 2023. The Company did not retain a controlling interest in Knife River and therefore the fair value of its retained shares and subsequent fair value changes are included in assets of and results from continuing operations, respectively. At September 30, 2023, the fair value of the Company's retained shares in Knife River common stock of $276.2 million was reflected in Retained shares in Knife River on the Consolidated Balance Sheet and was remeasured at fair value based on Knife River's closing stock price on September 30, 2023, with an unrealized gain of $30.2 million and $170.2 million for the three and nine months ended September 30, 2023, respectively, which is recorded in Unrealized gain on retained shares in Knife River on the Consolidated Statements of Income.

The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at September 30, 2024, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2024
	(In thousands)
Assets:
Money market funds	$—	$11,033	$—	$11,033
Insurance contracts*	—	63,658	—	63,658
Available-for-sale securities:
Mortgage-backed securities	—	7,833	—	7,833
U.S. Treasury securities	—	3,971	—	3,971
Total assets measured at fair value	$—	$86,495	$—	$86,495

* The insurance contracts invest approximately 55 percent in fixed-income investments, 18 percent in common stock of large-cap companies, 10 percent in target date investments, 8 percent in common stock of mid-cap companies, 4 percent in common stock of small-cap companies, 4 percent in cash equivalents, and 1 percent in international investments.

Index

	Fair Value Measurements at September 30, 2023, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2023
	(In thousands)
Assets:
Retained shares in Knife River	$276,213	$—	$—	$276,213
Money market funds	—	25,818	—	25,818
Insurance contracts*	—	62,736	—	62,736
Available-for-sale securities:
Mortgage-backed securities	—	7,637	—	7,637
U.S. Treasury securities	—	3,295	—	3,295
Total assets measured at fair value	$276,213	$99,486	$—	$375,699

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

Index
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	September 30, 2024	September 30, 2023	December 31, 2023
	(In thousands)
Carrying amount	$2,452,297	$2,341,147	$2,298,223
Fair value	$2,207,359	$1,960,926	$2,046,039
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
Certain debt instruments of the Company and its subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the debt agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at September 30, 2024. In the event the Company or its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
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

Index
Montana-Dakota On July 11, 2024, Montana-Dakota issued $125.0 million of senior notes under a note purchase agreement with maturity dates ranging from July 11, 2039 to July 11, 2054, at a weighted average interest rate of 5.96 percent. The agreement contains customary covenants and provisions, including a covenant of Montana-Dakota not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at September 30, 2024	September 30, 2024	September 30, 2023	December 31, 2023
		(In thousands)
Senior Notes due on dates ranging from August 23, 2025 to June 15, 2062	4.57%	$1,947,000	$1,757,000	$1,882,000
Term Loan Agreements due on dates ranging from May 31, 2025 to April 1, 2039	5.67%	255,600	381,300	196,300
Credit agreements due on June 20, 2029	6.57%	163,500	38,900	46,100
Commercial paper supported by revolving credit agreement	5.31%	57,800	97,700	144,200
Medium-Term Notes due on dates ranging from September 15, 2027 to March 16, 2029	7.32%	35,000	35,000	35,000
Other notes due on dates ranging from May 31, 2028 to November 30, 2038	6.00%	350	37,884	980
Less unamortized debt issuance costs		6,953	6,637	6,357
Total long-term debt		2,452,297	2,341,147	2,298,223
Less current maturities		218,777	61,319	61,319
Net long-term debt		$2,233,520	$2,279,828	$2,236,904
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs and discount, at September 30, 2024, were as follows:

	Remainder of 2024	2025	2026	2027	2028	Thereafter
	(In thousands)
Long-term debt maturities	$—	$351,700	$144,700	$24,700	$137,500	$1,800,650
Note 14 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Nine Months Ended
	September 30,
	2024	2023
	(In thousands)
Interest, net*	$74,504	$84,352
Income taxes paid, net**	$53,553	$40,290
*AFUDC - borrowed was $8.4 million and $7.4 million for the nine months ended September 30, 2024 and 2023, respectively. Interest, net also includes interest classified as discontinued operations in 2023.
** Income taxes paid, including discontinued operations, was $39.4 million for the nine months ended September 30, 2023.

Noncash investing and financing transactions were as follows:

	September 30, 2024	September 30, 2023	December 31, 2023
	(In thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$39,558	$36,307	$46,181
Property, plant and equipment additions in accounts payable	$49,686	$37,598	$46,622

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

Index
The information below follows the same accounting policies as described in Note 2 of the Notes to Consolidated Financial Statements in the 2023 Annual Report. Information on the Company's segments was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
External operating revenues:
Regulated operations:
Electric	$108,384	$108,089	$315,268	$294,775
Natural gas distribution	133,517	134,896	794,418	919,487
Pipeline	44,152	36,549	102,929	79,697
	286,053	279,534	1,212,615	1,293,959
Non-regulated operations:
Pipeline	3,476	3,855	9,542	9,389
Construction services	760,986	717,406	2,089,711	2,218,672
Other	1	—	18	—
	764,463	721,261	2,099,271	2,228,061
Total external operating revenues	$1,050,516	$1,000,795	$3,311,886	$3,522,020

Intersegment operating revenues:
Regulated operations:
Electric	$96	$27	$188	$82
Natural gas distribution	104	69	209	208
Pipeline	3,904	3,666	43,033	37,624
	4,104	3,762	43,430	37,914
Non-regulated operations:
Pipeline	27	35	263	265
Construction services	—	—	336	—
Other	1,432	1,689	4,265	6,412
	1,459	1,724	4,864	6,677
Total intersegment operating revenues	$5,563	$5,486	$48,294	$44,591

Operating income (loss):
Electric	$32,079	$28,718	$73,498	$71,372
Natural gas distribution	(14,695)	(15,258)	44,747	45,674
Pipeline	22,179	17,767	68,101	44,693
Construction services	53,709	50,091	143,902	139,619
Other	(2,468)	3,286	(13,751)	(16,201)
Total operating income	$90,804	$84,604	$316,497	$285,157

Income (loss) from continuing operations:
Regulated operations:
Electric	$24,292	$20,942	$57,689	$53,887
Natural gas distribution	(17,481)	(17,764)	17,581	18,007
Pipeline	14,810	11,450	47,054	29,029
	21,621	14,628	122,324	100,923
Non-regulated operations:
Pipeline	374	508	447	337
Construction services	41,767	35,975	108,953	105,951
Other	(1,603)	27,107	(8,093)	102,515
	40,538	63,590	101,307	208,803
Income from continuing operations	62,159	78,218	223,631	309,726
Discontinued operations, net of tax	2,456	(3,289)	2,319	(65,752)
Net income	$64,615	$74,929	$225,950	$243,974

Index
A reconciliation of reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Operating revenues reconciliation:
Total reportable segment operating revenues	$1,054,646	$1,004,592	$3,355,897	$3,560,199
Other revenue	1,433	1,689	4,283	6,412
Elimination of intersegment operating revenues	(5,563)	(5,486)	(48,294)	(44,591)
Total consolidated operating revenues	$1,050,516	$1,000,795	$3,311,886	$3,522,020
Note 16 - Employee benefit plans
Pension and other postretirement plans
The Company has noncontributory qualified defined benefit pension plans and other postretirement benefit plans for certain eligible employees.
Components of net periodic benefit cost (credit) for the Company's pension benefit plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Components of net periodic benefit cost (credit):
Interest cost	$3,200	$3,380	$9,600	$10,140
Expected return on assets	(4,028)	(4,299)	(12,084)	(12,897)
Amortization of net actuarial loss	1,037	773	3,111	2,319
Net periodic benefit cost (credit)	$209	$(146)	$627	$(438)
Components of net periodic benefit credit for the Company's other postretirement benefit plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In thousands)
Components of net periodic benefit credit:
Service cost	$126	$131	$378	$405
Interest cost	459	489	1,377	1,467
Expected return on assets	(1,329)	(1,334)	(3,987)	(4,026)
Amortization of prior service credit	(330)	(330)	(990)	(989)
Amortization of net actuarial gain	(72)	(96)	(216)	(408)
Net periodic benefit credit, including amount capitalized	(1,146)	(1,140)	(3,438)	(3,551)
Less amount capitalized	25	23	72	76
Net periodic benefit credit	$(1,171)	$(1,163)	$(3,510)	$(3,627)

The components of net periodic benefit cost (credit), other than the service cost component, are included in Other income on the Consolidated Statements of Income. The service cost component is included in Operation and maintenance expense on the Consolidated Statements of Income.
Nonqualified defined benefit plans
In addition to the qualified defined benefit pension plans reflected in the table at the beginning of this note, the Company also has unfunded, nonqualified defined benefit plans for executive officers and certain key management employees. The Company's net periodic benefit cost for these plans was $733,000 and $759,000 for the three months ended September 30, 2024 and 2023, respectively, and $2.2 million and $2.3 million for the nine months ended September 30, 2024 and 2023, respectively. The components of net periodic benefit cost for these plans are included in Other income on the Consolidated Statements of Income.

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
MTPSC
On July 15, 2024, Montana-Dakota filed a request with the MTPSC for a natural gas general rate increase of approximately $9.4 million annually or 11.1 percent above current rates. The requested increase is primarily to recover investments in system upgrades and pipeline replacement projects enhancing the reliability, safety and integrity of the natural gas system, as well as increased costs to operate and maintain that system. On October 15, 2024, the MTPSC denied Montana-Dakota's request for an interim rate increase of approximately $8.0 million annually or 10.2 percent above current rates. On October 25, 2024, Montana-Dakota filed a motion for reconsideration of the interim rate increase. This matter is pending before the MTPSC.
NDPSC
On November 1, 2023, Montana-Dakota filed a request with the NDPSC for a natural gas general rate increase of approximately $11.6 million annually or 7.5 percent above current rates. The requested increase is primarily to recover investments in system upgrades and pipeline replacement projects enhancing the reliability, safety and integrity of the natural gas system, as well as increased costs to operate and maintain that system. On December 13, 2023, the NDPSC approved an interim rate increase of approximately $10.1 million annually or 6.5 percent above current rates, subject to refund, for service rendered on and after January 1, 2024. On September 16, 2024, an all-party settlement agreement was filed reflecting an annual revenue increase of $9.4 million or 6.1 percent overall. The reduction from the original filing includes lower incentives and a decreased return on equity. This matter is pending before the NDPSC.
Montana-Dakota has a renewable resource cost adjustment rate tariff that allows for annual adjustments for recent projected capital costs and related expenses for projects determined to be recoverable under the tariff. On November 1, 2024, Montana-Dakota filed an annual update to its renewable resource cost adjustment requesting to recover a revenue requirement of approximately $18.3 million annually. The update reflects a decrease of approximately $2.8 million annually from the revenues currently included in rates.
SDPUC
On August 15, 2023, Montana-Dakota filed a request with the SDPUC for an electric general rate increase of approximately $3.0 million annually or 17.3 percent above current rates. The requested increase is primarily to recover investments in production, transmission and distribution facilities and the associated depreciation, operation and maintenance expense and taxes associated with the increased investment. On January 26, 2024, Montana-Dakota filed a notice of intent to implement interim rates of $2.7 million annually or 15.4 percent above current rates. The interim rates, subject to refund, were effective March 1, 2024. On July 26, 2024, an all-party settlement agreement was filed reflecting an annual revenue increase of $1.4 million or 8.6 percent overall. The reduction from the original filing includes changes to the overall return, lower depreciation rates and other settled items. On August 13, 2024, the SDPUC approved the settlement with rates effective on and after September 1, 2024.
On August 15, 2023, Montana-Dakota filed a request with the SDPUC for a natural gas general rate increase of approximately $7.4 million annually or 11.2 percent above current rates. The requested increase is primarily to recover investments in system upgrades and pipeline replacement projects enhancing the reliability, safety and integrity of the natural gas system, as well as increased costs to operate and maintain that system. On January 26, 2024, Montana-Dakota filed a notice of intent to implement interim rates, subject to refund, which were effective March 1, 2024. On July 26, 2024, an all-party settlement agreement was filed reflecting an annual revenue increase of $5.4 million or 8.1 percent overall. The reduction from the original filing includes lower depreciation rates, changes to the overall return and other settled items. On August 13, 2024, the SDPUC approved the settlement with rates effective on and after September 1, 2024.
WUTC
On March 29, 2024, Cascade filed a request with the WUTC for a multi-year natural gas general rate increase of $43.8 million or 11.6 percent effective March 1, 2025 and $11.7 million or 2.8 percent to be effective March 1, 2026. Multi-year filings are now required by Washington law that went into effect on January 1, 2022. The requested increase is primarily to recover infrastructure investments necessary to provide safe and reliable service and higher operating costs due to inflation. On November 5, 2024, Cascade provided formal notice to the Administrative Law Judge that a settlement in principle has been reached. This matter is pending before the WUTC.

Index
WYPSC
On October 31, 2024, Montana-Dakota filed a request with the WYPSC for a natural gas general rate increase of approximately $2.6 million annually or 14.0 percent above current rates. The requested increase is primarily to recover investments in system upgrades and pipeline replacement projects enhancing the reliability, safety and integrity of the natural gas system, as well as increased costs to operate and maintain that system. This matter is pending before the WYPSC.
FERC
On August 29, 2024, Montana-Dakota filed an update to its transmission formula rate under the MISO tariff for its multi-value project and network upgrade changes for $19.7 million to be effective January 1, 2025.
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
At September 30, 2024 and 2023, and December 31, 2023, the Company accrued liabilities, which have not been discounted, of $23.5 million, $21.0 million and $22.5 million, respectively. At September 30, 2024 and 2023, and December 31, 2023, the Company also recorded corresponding insurance receivables of $1.5 million, $98,000 and $202,000, respectively, and regulatory assets of $20.9 million, $20.1 million and $21.6 million, respectively, related to the accrued liabilities. The accruals are for contingencies resulting from litigation and environmental matters. This includes amounts that have been accrued for matters discussed in Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
Environmental matters
The Company is a party to claims for the cleanup of environmental contamination at certain manufactured gas plant sites. There were no material changes to the Company's environmental matters that were previously reported in the 2023 Annual Report.
Guarantees
Certain subsidiaries of the Company have outstanding guarantees to third parties that guarantee the performance of other subsidiaries of the Company. These guarantees are related to construction contracts, insurance deductibles and loss limits, and certain other guarantees. At September 30, 2024, the fixed maximum amounts guaranteed under these agreements aggregate $557.5 million. Certain of the guarantees also have no fixed maximum amounts specified. At September 30, 2024, the amounts of scheduled expiration of the maximum amounts guaranteed under these agreements aggregate to $13.3 million in 2024; $186.7 million in 2025; $312.6 million in 2026; $43.5 million in 2027; $1.0 million in 2028; and $400,000 thereafter. There were no amounts outstanding under the previously mentioned guarantees at September 30, 2024. In the event of default under these guarantee obligations, the subsidiary issuing the guarantee for that particular obligation would be required to make payments under its guarantee.
The Company and certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At September 30, 2024, the fixed maximum amounts guaranteed under these letters of credit aggregated $14.3 million, with the scheduled expiration of the maximum amounts guaranteed under these letters aggregate $12.3 million in 2024 and $2.0 million in 2025. There were no amounts outstanding under the previously mentioned letters of credit at September 30, 2024. In the event of default under these letter of credit obligations, the subsidiary guaranteeing the letter of credit would be obligated for reimbursement of payments made under the letter of credit.
In addition, Centennial and Everus Construction have issued guarantees to third parties related to the routine purchase of maintenance items, materials and lease obligations for which no fixed maximum amounts have been specified. These guarantees have no scheduled maturity date. In the event a subsidiary of the Company defaults under these obligations, Centennial or Everus Construction would be required to make payments under these guarantees. Any amounts outstanding by subsidiaries of the Company were reflected on the Consolidated Balance Sheet at September 30, 2024.

Index
In the normal course of business, Centennial has surety bonds related to construction contracts and reclamation obligations of its subsidiaries. In the event a subsidiary of Centennial does not fulfill a bonded obligation, Centennial would be responsible to the surety bond company for completion of the bonded contract or obligation. A large portion of the surety bonds is expected to expire within the next 12 months; however, Centennial will likely continue to enter into surety bonds for its subsidiaries in the future. At September 30, 2024, approximately $848.2 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
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
At September 30, 2024, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $26.1 million.
Note 19 - Subsequent event
On October 31, 2024, the Company completed the separation of Everus, its construction services business, resulting in Everus becoming an independent, publicly-traded company. The Company's board of directors approved the distribution of all the outstanding shares of Everus common stock to the Company's stockholders. Stockholders of the Company received one share of Everus common stock for every four shares of the Company's common stock held as of the close of business on October 21, 2024, the record date for the distribution. The distribution is expected to be tax-free to the Company's stockholders for U.S. federal income tax purposes, except for cash received in lieu of fractional shares. More information on the separation and distribution can be found within Everus' Form 10, which is not incorporated by reference herein.
On November 1, 2024, the Company repaid its outstanding balance of $190.0 million on its $375.0 million term loan agreement which the Company entered into on May 31, 2023, with a SOFR-based variable interest rate and a maturity date of May 31, 2025. The Company's repayment was facilitated by the repayment of debt proceeds from Everus in connection with the separation and the term loan agreement was subsequently terminated.

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
Strategic Initiatives The Company incurred costs in connection with the strategic initiatives in 2023 and 2024, as noted in the Business Segment Financial and Operating Data section and expects to continue to incur these costs until the initiatives and subsequent work are completed.
On May 31, 2023, the Company completed the separation of Knife River, its construction materials and contracting business, from the Company, resulting in Knife River becoming an independent, publicly-traded company. The Company's board of directors approved the distribution of approximately 90 percent of the issued and outstanding shares of Knife River to the Company's stockholders. Stockholders of the Company received one share of Knife River common stock for every four shares of the Company's common stock held on May 22, 2023, the record date for the distribution. The Company retained approximately 10 percent or 5.7 million shares of Knife River common stock immediately following the separation, which were disposed of in a tax-free exchange in November 2023.
On October 31, 2024, the Company completed the separation of Everus, its construction services business, resulting in Everus becoming an independent, publicly-traded company. The Company's board of directors approved the distribution of all the outstanding shares of Everus common stock to the Company's stockholders. Stockholders of the Company received one share of Everus common stock for every four shares of the Company's common stock held as of the close of business on October 21, 2024, the record date for the distribution. The distribution is expected to be tax-free to the Company's stockholders for U.S. federal income tax purposes, except for cash received in lieu of fractional shares. More information on the separation and distribution can be found within Everus' Form 10, which is not incorporated by reference herein.
Based on the Company becoming a pure-play regulated energy delivery business, the Company's board of directors established a long-term dividend payout ratio target of 60 percent to 70 percent of regulated energy delivery earnings. The Company has an 86-year history of uninterrupted dividend payments to stockholders and remains committed to paying a competitive dividend as the Company transitions to being a pure-play regulated energy delivery company.
Market Trends The Company continues to manage the inflationary pressures experienced throughout the United States, including the impact that inflation, higher interest rates, commodity price volatility and supply chain disruptions may have on its business and customers and proactively looks for ways to lessen the impact to its business. The Company has observed supply chain improvements in lead times for certain commodities. Additionally, the Company is closely monitoring potential supply chain disruptions due to hurricanes Helene and Milton. Storm-related orders may receive priority, which could impact the Company's supply chain operations. Although the Company has started to see some reduction to interest rates, they remain elevated and have resulted in and may continue to result in increased borrowing costs on new debt, impacts to the Company's asset valuations and negatively impacting the purchasing power of its customers. The Company has continued to evaluate its businesses and has increased pricing for its products and services where possible. The ability to raise selling prices to cover higher costs due to inflation are subject to regulatory approval, customer demand, industry competition and the availability of materials, among other things.
For more information on possible impacts to the Company's businesses, see the Outlook for each segment below, Part II, Item 1A. Risk Factors in this quarterly report and Part I, Item 1A. Risk Factors in the 2023 Annual Report.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Exchange Act. Forward-looking statements are all statements other than statements of historical fact, including without limitation those statements that are identified by the words "anticipates," "estimates," "expects," "intends," "plans," "predicts" and similar expressions, and include statements concerning plans, trends, objectives, goals, strategies, performance or future events, including the dividend payout ratio target or becoming a pure-play regulated energy delivery company, and underlying assumptions (many of which are based, in turn, upon further assumptions) and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature, including statements contained within Business Segment Financial and Operating Data.

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
Consolidated Earnings Overview
The following table summarizes the contribution to the consolidated income by each of the Company's business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In millions, except per share amounts)
Electric	$24.3	$20.9	$57.7	$53.9
Natural gas distribution	(17.5)	(17.7)	17.6	18.0
Pipeline	15.1	11.9	47.5	29.4
Construction services	41.8	36.0	109.0	106.0
Other	(1.5)	27.1	(8.2)	102.4
Income from continuing operations	62.2	78.2	223.6	309.7
Discontinued operations, net of tax	2.4	(3.3)	2.3	(65.7)
Net income	$64.6	$74.9	$225.9	$244.0
Earnings per share - basic:
Income from continuing operations	$.31	$.38	$1.10	$1.52
Discontinued operations, net of tax	.01	(.01)	.01	(.32)
Earnings per share - basic	$.32	$.37	$1.11	$1.20
Earnings per share - diluted:
Income from continuing operations	$.31	$.38	$1.10	$1.52
Discontinued operations, net of tax	.01	(.01)	.01	(.32)
Earnings per share - diluted	$.32	$.37	$1.11	$1.20
Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023 The Company's consolidated earnings decreased $10.3 million. The decrease in earnings is primarily due to the absence of the 2023 $22.8 million, net of tax, unrealized gain on the Company's retained interest in Knife River, partially offset by the absence of the 2023 loss from discontinued operations and increased earnings at the construction services, electric and pipeline businesses.
•The electric business earnings increase was largely the result of higher retail sales revenue due to rate relief in South Dakota and Montana, and higher volumes to residential and commercial customer classes, largely due to warmer weather.
•The natural gas distribution business reported a slightly lower seasonal loss compared to the same period in 2023. The earnings improvement was largely the result of higher retail sales revenue due to rate relief in North Dakota and South Dakota, and higher investment returns on nonqualified benefit plans. The increases were largely offset by the absence of recovery of short-term debt interest expense in Idaho related to increased gas costs in 2023.
•The earnings increase at the pipeline business was driven by higher transportation volumes, primarily from organic growth projects placed in service in November 2023, March 2024 and July 2024. Higher storage-related revenue and new transportation and storage service rates effective August 1, 2023, further drove the increase. The increase was offset in part by higher operation and maintenance expense primarily attributable to payroll-related costs and higher materials and contract services. The business also incurred higher depreciation expense due to organic growth projects placed in service as previously discussed.
•The construction services business reported increased earnings, primarily due to higher revenues from both electrical and mechanical and transmission and distribution projects. Operating income as a percentage of revenue remained relatively consistent as a result of project efficiencies during the quarter. Higher other income related to joint venture activities and lower interest expense contributed to the increase in earnings.

Index
•Other earnings decreased primarily due to the absence of the 2023 $22.8 million, net of tax, unrealized gain on the Company's retained interest in Knife River and higher operation and maintenance expense related to higher insurance claims experience at the captive insurer. Partially offsetting the decrease was lower interest expense due to decreased borrowings.
Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023 The Company's consolidated earnings decreased $18.1 million. The decrease in earnings is primarily due to the absence of the 2023 $113.6 million, net of tax, unrealized gain on the Company's retained interest in Knife River, partially offset by the absence of the 2023 loss from discontinued operations and increased earnings at the pipeline business.
•The electric business earnings increase was largely the result of higher retail sales revenue due to rate relief in North Dakota, Montana, and South Dakota. Partially offsetting the increase was higher operation and maintenance expense, primarily contract services, and decreased residential sales volumes due to 37.0 percent cooler weather in the second quarter of 2024.
•Earnings decreased slightly at the natural gas distribution business. The business experienced higher depreciation and amortization expense, primarily a result of increased plant additions, and higher operation and maintenance expense, primarily contract services and software-related expenses. The business also experienced lower retail sales volumes to residential and commercial customers, offset in part by weather normalization and decoupling mechanisms. Partially offsetting these items was rate relief in North Dakota, South Dakota and Idaho, and increased transportation revenue, primarily to serve industrial customers.
•Earnings increased at the pipeline business, driven by higher transportation volumes, primarily from organic growth projects placed in service in November 2023, March 2024 and July 2024, and increased contracted volume commitments beginning February 2023 from the North Bakken Expansion project. New transportation and storage service rates effective August 1, 2023, and higher storage-related revenue further drove the increase. The business also benefited from proceeds received from a customer settlement that was recorded in other income. These increases were offset in part by higher operation and maintenance expense, primarily attributable to payroll-related costs, and higher depreciation expense due to organic growth projects placed in service as previously discussed, which was partly offset by fully depreciated assets.
•Although electrical and mechanical revenue was lower due to timing of projects, the construction services business experienced increased earnings, driven by higher operating income, particularly on transmission and distribution projects, partially offset by increased selling, general and administrative expense. Operating income as a percentage of revenue was higher as a result of project efficiencies. The business also experienced lower interest expense, including the interest expense classified as discontinued operations for the second quarter of 2023, and increased income from joint venture activities.
•Other earnings decreased primarily due to the absence of the 2023 $113.6 million, net of tax, unrealized gain on the Company's retained interest in Knife River. Partially offsetting this decrease was lower operation and maintenance expense, largely a result of corporate overhead costs classified as continuing operations allocated to the construction materials business in 2023 which are not included in Other in 2024. Other also experienced increased interest income which partially offset the decrease.
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
To date, many states have enacted and others are considering, mandatory clean energy standards requiring utilities to meet certain thresholds of renewable and/or carbon-free energy supply. The current presidential administration has made climate change a focus, as further discussed in the Outlook section. Over the long-term, the Company expects overall electric demand to be positively impacted by increased electrification trends, including electric vehicle adoption, as a means to address economy-wide carbon emission concerns, data center growth and changing customer conservation patterns. Recently, MISO and NERC announced concerns with the future reliability of the electric grid due to rapid expansion of renewables and retirement of baseload resources such as coal and the uncertainty of adequate energy production during certain periods of time, while load growth has increased faster than expected. MISO received FERC approval of a seasonal resource adequacy construct for its accreditation process, versus the previous annual summer peak capacity requirement process. Montana-Dakota filed its 2024 Integrated Resource Plan with the NDPSC on July 12, 2024. With MISO's filed changes in resources adequacy at FERC and the adoption of direct loss of load accreditation for generation resources around riskiest hours on the system versus peak load hours, Montana-Dakota is seeing the need to add additional capacity resources to its system in 2027 versus 2034 as identified in its last Integrated Resource Plan. The Company will continue to monitor the progress of these changes and assess the potential impacts they may have on its stakeholders, business processes, results of operations, cash flows and disclosures.
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

Index
In December 2022 and January 2023, natural gas prices significantly increased across the Pacific Northwest from multiple price-pressuring events including wide-spread below-normal temperatures and higher natural gas consumption; reduced natural gas flows due to pipeline constraints, including maintenance in West Texas; and historically low regional natural gas storage levels. Natural gas prices stabilized by March 2023. The higher natural gas prices in December 2022 and January 2023 impacted both Intermountain and Cascade, both of which borrowed short-term debt of $125.0 million and $150.0 million, respectively, in January 2023 to finance the increased natural gas costs. To assist in the recovery of higher natural gas costs, Intermountain filed an out-of-cycle purchased gas adjustment with the Idaho Public Utilities Commission that was effective February 1, 2023, and collected interest costs associated with short-term borrowing. Effective November 1, 2023, as approved by the WUTC, Cascade started recovery in Washington of these increased gas costs over a period of two years rather than the normal one year period. In January 2024, Cascade and Intermountain made the final repayment on short-term debt of $50.0 million and $45.0 million, respectively.
In late summer and fall of 2023, electric fuel and purchased power prices increased across Montana-Dakota's integrated system. This was caused by transmission congestion in northwest North Dakota due to delays in additional SPP transmission line build-out, as well as additional load growth in the Bakken region. Electric fuel and purchased power prices remained elevated through November 2023. To assist in the recovery of the higher electric fuel and purchased power costs, Montana-Dakota filed waiver requests with the NDPSC and SDPUC, which were approved deferring the increased costs to the annual fuel clause adjustment. In Montana, the waiver request is filed monthly and is unopposed by the MTPSC. On December 22, 2023, MISO filed a dispute letter with SPP regarding the coordination of the constraint in northwest North Dakota. Montana-Dakota filed a complaint with FERC related to this issue on January 23, 2024. MISO also filed its own complaint with FERC against SPP on March 8, 2024 related to the congestion coordination in northwest North Dakota. On September 10, 2024, FERC issued an order denying both Montana-Dakota and MISO's complaints regarding this issue. On October 10, 2024, Montana-Dakota and MISO filed with FERC for rehearing on FERC's decision to deny these complaints. Effective April 1, 2024, as approved by the NDPSC, Montana-Dakota started recovery in North Dakota of these increased costs over a period of two years rather than one year, which will lessen the impact to customers and allow more time for Montana-Dakota's FERC complaint to mature and have greater certainty of the outcome. In South Dakota and Montana, Montana-Dakota started recovery of these costs over a one-year period effective July 1, 2024.
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

Index
Earnings overview - The following information summarizes the performance of the electric segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Variance	2024	2023	Variance
	(In millions)
Operating revenues	$108.5	$108.1	—%	$315.5	$294.8	7%
Operating expenses:
Electric fuel and purchased power	25.2	29.0	(13)%	87.6	73.8	19%
Operation and maintenance	30.7	30.1	2%	91.5	88.5	3%
Depreciation and amortization	16.9	16.0	6%	49.7	47.8	4%
Taxes, other than income	3.6	4.3	(16)%	13.2	13.3	(1)%
Total operating expenses	76.4	79.4	(4)%	242.0	223.4	8%
Operating income	32.1	28.7	12%	73.5	71.4	3%
Other income	1.4	1.3	8%	5.5	3.4	62%
Interest expense	7.6	7.0	9%	22.4	20.5	9%
Income before income taxes	25.9	23.0	13%	56.6	54.3	4%
Income tax (benefit) expense	1.6	2.1	(24)%	(1.1)	0.4	(375)%
Net income	$24.3	$20.9	16%	$57.7	$53.9	7%

Operating statistics	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues (millions)
Retail sales:
Residential	$36.7	$33.6	$106.8	$100.0
Commercial	44.7	47.1	125.7	118.1
Industrial	9.5	10.5	32.4	31.0
Other	2.0	1.8	6.0	5.1
	92.9	93.0	270.9	254.2
Other	15.6	15.1	44.6	40.6
	$108.5	$108.1	$315.5	$294.8
Volumes (million kWh)
Retail sales:
Residential	300.4	275.5	868.5	899.3
Commercial	725.5	692.1	1,762.9	1,619.9
Industrial	119.1	143.5	394.7	435.7
Other	21.7	20.6	61.0	61.5
	1,166.7	1,131.7	3,087.1	3,016.4
Average cost of electric fuel and purchased power per kWh	$.020	$.024	$.026	$.023
Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023 Electric earnings increased $3.4 million as a result of:
•Revenue increased $400,000.
◦Largely due to:
▪Rate relief of $1.8 million in South Dakota and Montana.
▪Higher retail sales volumes of $1.3 million, driven primarily by higher residential and commercial volumes, largely due to 21.1 percent warmer weather than last year.
▪Higher net transmission revenue.
◦Partially offset by lower fuel and purchased power costs of $3.8 million recovered in customer rates and offset in expense, as described below.
•Electric fuel and purchased power decreased $3.8 million, largely the result of lower commodity prices, partially offset by higher retail sales volumes.
•Operation and maintenance increased $600,000, largely the result of higher vehicle and equipment costs and higher contract services, primarily due to higher transmission expense offset in revenue.

Index
•Depreciation and amortization increased $900,000.
◦Largely due to:
▪Increased property, plant, and equipment balances of $800,000, as a result of transmission projects placed in service to improve reliability and update aging infrastructure.
▪Higher depreciation rates, which are recovered in operating revenues.
•Taxes, other than income decreased $700,000, largely as a result of lower property tax, primarily in Montana.
•Other income increased $100,000, primarily resulting from higher returns on the Company's nonqualified benefit plan investments of $800,000, offset in part by lower interest income related to contributions in aid of construction.
•Interest expense increased $600,000, largely the result of higher long term interest expense due to incremental debt issuances.
•Income tax expense decreased $500,000, largely due to higher production tax credits driven by higher wind production, partially offset by higher income taxes related to higher income before income taxes.
Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023 Electric earnings increased $3.8 million as a result of:
•Revenue increased $20.7 million.
◦Largely due to:
▪Higher fuel and purchased power costs of $13.8 million recovered in customer rates and offset in expense, as described below.
▪Rate relief of $6.8 million in North Dakota, Montana, and South Dakota.
▪Higher miscellaneous revenue of $1.8 million, including higher transmission interconnect upgrades.
◦Partially offset by lower retail sales volumes of $2.5 million, driven primarily by lower residential volumes due to 37.0 percent cooler weather in the second quarter of 2024. There was a 2.3 percent increase in volumes, which includes an increase in volumes from the data center as further discussed in the Outlook section.
•Electric fuel and purchased power increased $13.8 million, largely the result of higher commodity prices and higher retail sales volumes.
•Operation and maintenance increased $3.0 million, largely the result of increased contract services, primarily due to higher transmission expense and tree trimming expense.
•Depreciation and amortization increased $1.9 million.
◦Largely due to:
▪Increased property, plant and equipment balances of $1.6 million, as a result of transmission projects placed in service to improve reliability and update aging infrastructure.
▪Higher depreciation rates, which are recovered in operating revenues.
•Taxes, other than income were comparable to the same period in the prior year.
•Other income increased $2.1 million, primarily resulting from higher interest income of $1.4 million, including amounts related to higher deferred fuel and purchased power balances, higher returns on the Company's nonqualified benefit plan investments, and higher AFUDC equity due to higher CWIP balances.
•Interest expense increased $1.9 million, largely the result of higher long-term interest expense due to incremental debt issuances.
•Income tax benefit increased $1.5 million, primarily due to higher production tax credits due to higher wind production, partially offset by higher income taxes related to higher income before income taxes.

Index
Earnings overview - The following information summarizes the performance of the natural gas distribution segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Variance	2024	2023	Variance
	(In millions)
Operating revenues	$133.6	$135.0	(1)%	$794.6	$919.7	(14)%
Operating expenses:
Purchased natural gas sold	57.3	59.6	(4)%	449.5	580.3	(23)%
Operation and maintenance	54.8	55.5	(1)%	169.2	165.3	2%
Depreciation and amortization	25.0	23.9	5%	76.1	70.6	8%
Taxes, other than income	11.2	11.3	(1)%	55.1	57.8	(5)%
Total operating expenses	148.3	150.3	(1)%	749.9	874.0	(14)%
Operating income (loss)	(14.7)	(15.3)	(4)%	44.7	45.7	(2)%
Other income	6.0	4.7	28%	19.5	14.5	34%
Interest expense	15.9	14.4	10%	46.9	42.2	11%
Income (loss) before income taxes	(24.6)	(25.0)	(2)%	17.3	18.0	(4)%
Income tax (benefit) expense	(7.1)	(7.3)	(3)%	(.3)	—	100%
Net income (loss)	$(17.5)	$(17.7)	(1)%	$17.6	$18.0	(2)%

Operating statistics	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues (millions)
Retail sales:
Residential	$62.6	$69.5	$434.7	$516.2
Commercial	38.5	41.0	265.1	314.6
Industrial	6.9	7.2	30.8	33.1
	108.0	117.7	730.6	863.9
Transportation and other	25.6	17.3	64.0	55.8
	$133.6	$135.0	$794.6	$919.7
Volumes (MMdk)
Retail sales:
Residential	3.7	4.0	43.4	46.5
Commercial	3.6	3.8	30.8	32.5
Industrial	1.0	.9	4.0	3.8
	8.3	8.7	78.2	82.8
Transportation sales:
Commercial	.3	.3	1.3	1.4
Industrial	45.1	50.1	141.6	135.9
	45.4	50.4	142.9	137.3
Total throughput	53.7	59.1	221.1	220.1
Average cost of natural gas per dk	$6.91	$6.85	$5.75	$7.01
Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023 Natural gas distribution reported a decreased seasonal loss of $200,000 as a result of:
•Revenue decreased $1.4 million.
◦Largely due to:
▪Absence of 2023 approved rate recovery of short-term debt interest expense of $3.2 million in Idaho related to increased gas costs in 2023.
▪Lower purchased natural gas sold and net environmental compliance recovered in customer rates of $2.3 million offset in expense, as described below.
◦Partially offset by:
▪Rate relief of $2.9 million in North Dakota and South Dakota.
•Purchased natural gas sold decreased $2.3 million, largely due to lower commodity costs of $11.3 million and lower volumes of natural gas purchased of $2.8 million. These decreases were partially offset by net environmental compliance costs and emissions allowance sales revenue of $11.8 million.

Index
•Operation and maintenance decreased $700,000, primarily due to lower contract services and lower payroll and benefit related costs.
•Depreciation and amortization increased $1.1 million, primarily resulting from growth and replacement projects placed in service, partially offset by lower depreciation rates implemented from a South Dakota rate case.
•Taxes, other than income was comparable to the same period in the prior year.
•Other income increased $1.3 million driven primarily by higher returns on the Company's nonqualified benefit plans and higher interest income on regulatory deferral balances.
•Interest expense increased $1.5 million, primarily from higher long-term debt balances from debt issued in 2023 and 2024 and higher commercial paper and revolving credit agreement balances, partially offset by lower short-term debt due to short term debt repayments.
•Income tax benefit decreased $200,000, the result of a lower seasonal loss before income taxes.
Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023 Natural gas distribution earnings decreased $400,000 as a result of:
•Revenue decreased $125.1 million.
◦Largely due to:
▪Lower purchased natural gas sold and net environmental compliance recovered in customer rates of $130.8 million offset in expense, as described below.
▪A 5.6 percent decrease in retail sales volumes to residential and commercial customer classes, offset in part by weather normalization and decoupling mechanisms of $4.8 million in certain jurisdictions.
▪Absence of 2023 approved rate recovery of short-term debt interest expense of $3.2 million in Idaho related to increased gas costs in 2023.
▪Decreased revenue-based taxes recovered in rates of $2.2 million that were offset in expense, as described below.
▪Absence of Washington excess deferred income tax settlement of $1.1 million.
◦Partially offset by:
▪Rate relief of $9.2 million in North Dakota, South Dakota and Idaho.
▪Higher transportation volumes of $3.5 million due to 4.1 percent higher volumes, largely higher industrial customers, offset by lower electric generation.
▪Higher conservation revenues of $2.7 million that were offset in expense, as described below.
▪Decrease in Oregon natural gas cost sharing of $1.7 million.
•Purchased natural gas sold decreased $130.8 million, largely due to lower commodity costs of $114.5 million and lower volumes of natural gas purchased of $32.6 million. These decreases were partially offset by net environmental compliance costs and emissions allowance sales revenue of $16.3 million.
•Operation and maintenance increased $3.9 million.
◦Largely attributable to:
▪Higher conservation-related costs of $2.7 million which are recovered in rates, as discussed above.
▪Higher software-related expenses of $1.8 million.
▪Higher contract services of $1.6 million, primarily due to legal and consulting fees largely related to rate case filings.
◦Partially offset by lower payroll and benefit-related costs of $1.3 million.
•Depreciation and amortization increased $5.5 million, primarily resulting from growth and replacement projects placed in service.
•Taxes, other than income decreased $2.7 million, primarily from lower revenue based taxes of $2.2 million, which are recovered in rates.
•Other income increased $5.0 million, driven primarily by higher interest income of $4.7 million, largely due to higher interest on regulatory deferral balances, and higher interest income associated with renewable natural gas projects, as well as higher returns on the Company's nonqualified benefit plans.
•Interest expense increased $4.7 million, primarily from higher long-term debt balances from debt issued in 2023 and 2024 and higher commercial paper and revolving credit agreement balances, partially offset by lower short-term debt due to short term debt repayments.
•Income tax benefit was comparable to the same period in the prior year.

Index
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
In May 2022 the Company began construction of Heskett Unit 4, an 88-MW simple-cycle natural gas-fired combustion turbine peaking unit at the existing Heskett Station near Mandan, North Dakota. Heskett Unit 4 was in service and fully operational in July 2024.
Existing and proposed emissions reduction plans from the EPA could require the owners of Coyote Station to incur significant new costs. The EPA's recently finalized GHG and mercury emissions standards would require additional pollution controls to operate beyond 2031 and 2027, respectively, with a potential extension to add pollution controls that may be granted. If the owners decide to incur such costs, the costs could, dependent on determination by state regulatory commissions on approval to recover such costs from customers, negatively impact the Company's results of operations, financial position and cash flows. The NDDEQ submitted its second implementation period regional haze state implementation plan to the EPA in August 2022 proposing no additional pollution controls for Coyote. On July 10, 2024, the EPA proposed partial disapproval of the NDDEQ's state implementation plan, including disapproval of the NDDEQ's determination that no controls are required for Coyote Station. On August 9, 2024, Coyote Station co-owners submitted comments on the rulemaking to the EPA. The Company is one of four owners of Coyote Station and cannot make a unilateral decision on the plant's future; therefore, the Company could be negatively impacted by decisions of the other owners. The joint owners continue to collaborate in analyzing data and weighing decisions that impact the plant and its employees as well as each company's customers and communities served.
On March 4, 2023, the Company began to provide power to Applied Digital, a data center near Ellendale, North Dakota, under an interim electric service agreement approved by the NDPSC, and on June 6, 2023, the NDPSC unanimously approved the Company's electric service agreement request. At full capacity, the data center requires 180 megawatts of electricity, which is the equivalent of about 28 percent of the Company's generation portfolio. Applied Digital's load is purchased from the MISO market and does not impact other customers' power supply. On October 2, 2023, the Company filed with the NDPSC an electric service agreement request to serve an additional 225 megawatt data center load with Applied Digital in its service territory. The request was approved on May 23, 2024. On September 5, 2024, the Company filed an amendment to the electric service agreement previously approved by the NDPSC, increasing the service provided from 225 megawatts to 350 megawatts. A portion of the additional data center load is expected to be online in 2025.
On August 5, 2024, the Company filed a request with the SDPUC seeking approval on an electric service agreement to provide up to 50 megawatts of electricity to a data center near Leola, South Dakota. Construction on the data center is expected to begin in the spring of 2025.
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
The Electric Generation and Greenhouse Gas Rule was published on May 9, 2024, establishing GHG emissions standards for new natural gas-fired electric generating units and existing coal units. New natural gas-fired units that operate more frequently must install carbon capture controls. Existing coal-fired units are given three compliance options: maintain current emissions rate and retire before 2032; co-fire with natural gas at 40 percent by 2030 and retire before 2039; or install carbon capture controls by 2032 in order to operate past 2039. Due to carbon capture and sequestration not being adequately demonstrated, and the limited time allowed to modify coal units to be capable of co-firing natural gas, the rule, as it is written today, may result in the retirement of Montana-Dakota's jointly owned coal-fired electric generating units before 2032. The joint owners continue to evaluate compliance options. States must evaluate individual units and develop, adopt, and submit a plan to the EPA which would include emission standards for each individual unit. State plans are required to be submitted to the EPA no later than 24 months after the final rule effective date. Many organizations have filed petitions with the DC Circuit Court challenging the rule. On July 1, 2024, Montana-Dakota also filed a petition for review in the DC Circuit Court. On July 19, 2024, the DC Circuit Court denied a stay of the rule. Several petitioners have filed for a stay of the rule at the Supreme Court of the United States. On October 16, 2024, the Supreme Court denied these stay applications. On October 18, 2024, the DC Circuit Court announced oral argument is scheduled for December 6, 2024. The EPA has not currently proposed GHG emission standards for existing natural gas-fired units and intends to explore setting emission standards in the future for these units.
The Mercury and Air Toxics Standards Rule was published on May 7, 2024, tightening mercury emissions and non-mercury metals emissions standards for coal-fired generation facilities. The stricter mercury emissions limit for lignite-fired units will require Coyote Station to increase existing emission controls. In addition, Big Stone Station and Coyote Station must install particulate matter continuous emissions monitoring systems to monitor compliance with the revised non-mercury metals emission standard. Compliance with the revised emission standards and monitoring requirements must be demonstrated by May 7, 2027. On August 6, 2024, the DC Circuit Court denied a stay of the rule. Several petitioners filed for a stay of the rule at the Supreme Court of the United States. On October 4, 2024, the Supreme Court denied these stay application filings.
The Legacy Coal Combustion Residuals Rule was published on May 8, 2024, and requires utilities to evaluate older coal ash disposal units at certain inactive and active electric generating facilities. Montana-Dakota must complete facility evaluations by February 8, 2027, to determine if legacy ash is present and assess the extent of ash on site. If legacy ash is present, Montana-Dakota must monitor and evaluate for potential impacts and may need to conduct additional closure and remediation. The cost of additional remediation or closure activities may be material. Several petitioners have filed challenges to the rule at the DC Circuit Court, including stay petitions. On November 1, 2024, the DC Circuit Court ordered that the motion for stay be denied.
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

Index
Cascade's 2023 Oregon integrated resource plan projects customer bills could increase substantially as a result of the rules. On September 30, 2022, the Company filed a request for the use of deferred accounting for costs related to the rule and began deferring those costs. The OPUC approved the deferred accounting order on June 27, 2023. On October 30, 2024, the Company updated its initial July 31, 2024 filing with the OPUC, requesting approval to collect $4.2 million in actual 2022 and 2023 costs related to the Climate Protection Program. The updated filing was effective November 1, 2024. The average residential customer will experience a monthly bill increase of $1.75 or 2.4 percent. The Company, along with the other two local natural gas distribution companies in Oregon, filed a lawsuit on March 18, 2022, challenging the Climate Protection Program Rule. The lawsuit was filed on behalf of customers as the Company does not believe the rule accomplishes environmental stewardship in the most effective and affordable way possible. On December 20, 2023, the Oregon Court of Appeals ruled that the Climate Protection Program rules are invalid, with the final judgement issued February 28, 2024. In the first quarter of 2024, the ODEQ put together a Rulemaking Advisory Committee, of which Cascade is a participant, to re-establish the Climate Protection Program following the invalidation of these rules by the Oregon Court of Appeals, with new rules expected to be in place in 2025. On July 30, 2024, the ODEQ released the new Climate Protection Program, maintaining similar emissions reduction requirements as the prior rule. The comment deadline was extended and the company submitted comments to ODEQ on September 27, 2024.
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
Cascade's 2023 Washington integrated resource plan projects customer bills could increase substantially as a result of the legislation. On October 14, 2022, the Company filed a request for the use of deferred accounting for costs related to the rule and began deferring those costs. The WUTC approved the deferred accounting order on February 28, 2023. On May 13, 2024, the Company updated its initial March 1 filing with the WUTC requesting approval to collect $20.6 million in compliance costs net of auction proceeds through 2024. The updated filing was approved by the WUTC on May 23, 2024 with a ten month recovery period of June 1, 2024 through March 31, 2025. The law creates three distinct categories of customers; known-low-income, locations served prior to July 25, 2021, and locations where service was established after July 25, 2021. Auction proceeds must be used first to ensure there is zero impact from the Climate Commitment Act on known-low-income residential customers. For customers where gas service was installed on or before July 25, 2021, the average residential customer will see a net increase of $1.12 per month or 1.5 percent. Residential locations where gas was established after July 25, 2021 will see an average net monthly increase of $15.80 or 20.6 percent. An initiative to repeal the Climate Commitment Act has been forwarded to the voters and was included on the November 2024 ballot in Washington.
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
The Company, along with two other local natural gas distribution companies in Washington, filed a lawsuit on May 22, 2023, challenging these amendments which the Company believes will stifle innovation, increase the cost of housing and energy for our customers, and do not consider the limitations of electric heat pumps in colder climates. On June 1, 2023, the plaintiffs filed a motion for a preliminary injunction to preliminarily enjoin the challenged building code amendments. Oral arguments on the preliminary injunction were held on July 18, 2023. The court denied the preliminary injunction, finding no immediate harm and confirming the building code amendments were not yet in effect due to the stay of 120 days issued by the Washington State Building Code Council. On September 15, 2023, the Washington State Building Code Council voted to delay the implementation of the State Building and Energy Codes. On March 15, 2024, the State Building and Energy Codes became effective. On May 15, 2024, the Company filed a joint complaint seeking declaratory and injunctive relief under federal law against the Washington State Building Code Council's adoption of the Washington State Energy Code. Initiative Measure No. 2066 has been forwarded to the voters and was included on the November 2024 ballot in Washington. If passed, Initiative Measure 2066 would prohibit the Washington State Energy Code from "in any way prohibit, penalize, or discourage the use of gas for any form of heating, or for uses related to any appliance or equipment, in any building."

Index
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
The Company continues to actively manage the national supply chain challenges by working with its manufacturers and suppliers to help mitigate some of these risks on its business. The segment regularly experiences extended lead times on raw materials that are critical to the segment's construction and maintenance work which could delay maintenance work and construction projects potentially causing lost revenues and/or increased costs. The Company is partially mitigating these challenges by planning for extended lead times further in advance. The segment is currently experiencing inflationary pressures with increased raw material and contract services costs. The Company expects supply chain challenges and inflationary pressures to continue.
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

Index
Earnings overview - The following information summarizes the performance of the pipeline segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Variance	2024	2023	Variance
	(In millions)
Operating revenues	$51.5	$44.1	17%	$155.8	$127.0	23%
Operating expenses:
Operation and maintenance	19.0	17.0	12%	56.8	52.7	8%
Depreciation and amortization	7.4	6.3	17%	21.8	20.0	9%
Taxes, other than income	3.0	3.0	—%	9.1	9.6	(5)%
Total operating expenses	29.4	26.3	12%	87.7	82.3	7%
Operating income	22.1	17.8	24%	68.1	44.7	52%
Other income	1.3	.9	44%	5.3	2.3	130%
Interest expense	3.6	3.3	9%	11.4	9.5	20%
Income before income taxes	19.8	15.4	29%	62.0	37.5	65%
Income tax expense	4.7	3.5	34%	14.5	8.1	79%
Income from continuing operations	15.1	11.9	27%	47.5	29.4	62%
Discontinued operations, net of tax*	—	—	—%	—	(.5)	(100)%
Net income	$15.1	$11.9	27%	$47.5	$28.9	64%
*Discontinued operations includes interest on debt facilities repaid in connection with the Knife River separation.

Operating statistics	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Transportation volumes (MMdk)	155.1	146.9	463.5	419.2
Customer natural gas storage balance (MMdk):
Beginning of period	41.4	27.8	37.7	21.2
Net injection	13.2	15.0	16.9	21.6
End of period	54.6	42.8	54.6	42.8
Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023 Pipeline earnings increased $3.2 million as a result of:
•Revenues increased $7.4 million as a result of:
◦Increased transportation volumes and demand revenue, largely due to:
▪Organic growth projects placed in service in November 2023, March 2024, and July 2024 of $5.8 million.
◦Higher storage-related revenues of $1.2 million.
◦New transportation and storage rates effective August 1, 2023, of $900,000.
◦Operation and maintenance increased $2.0 million.
◦Primarily from:
▪Higher payroll-related costs of $1.4 million.
▪Higher other costs including materials and contract services.
•Depreciation and amortization increased $1.1 million driven largely by higher property, plant and equipment balances related to organic growth projects placed in service as previously discussed.
•Taxes, other than income were comparable to the same period in the prior year.
•Other income increased $400,000, primarily due to higher investment returns on the Company's non-qualified benefit plans.
•Interest expense increased $300,000, primarily from higher debt balances to fund capital expenditures.
•Income tax expense increased $1.2 million, largely due to higher income before taxes.

Index
Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023 Pipeline earnings increased $18.6 million as a result of:
•Revenues increased $28.8 million as a result of:
◦Increased transportation volumes and demand revenue, largely due to:
▪Organic growth projects placed in service in November 2023, March 2024 and July 2024 of $16.1 million.
◦New transportation and storage rates effective August 1, 2023, of $6.7 million.
◦Higher storage-related revenues of $5.2 million
•Operation and maintenance increased $4.1 million.
◦Primarily from:
▪Higher payroll-related costs of $3.3 million.
▪Higher other costs including materials and contract services.
▪Partially offset by lower legal and consulting costs, due to absence of rate case related expense.
•Depreciation and amortization increased $1.8 million driven largely by higher property, plant and equipment balances of $2.4 million related to organic growth projects placed in service as previously discussed, partially offset by fully depreciated assets.
•Taxes, other than income decreased $500,000, primarily due to lower property tax valuations, largely in Montana.
•Other income increased $3.0 million primarily due to proceeds received from a customer settlement of $2.0 million and higher interest income.
•Interest expense increased $1.9 million primarily from higher debt balances to fund capital expenditures.
•Income tax expense increased $6.4 million, largely due to higher income before taxes.
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
In July 2021, the Company announced plans for a natural gas pipeline expansion project in eastern North Dakota. The Wahpeton Expansion project consists of approximately 60 miles of pipe and ancillary facilities and is designed to increase capacity by 20 MMcf per day, which is supported by long-term customer agreements with Montana-Dakota and its utility customers. On May 27, 2022, the Company filed with FERC its application for the project and received FERC's approval on October 19, 2023. Construction began in the second quarter of 2024 with an estimated completion in the fourth quarter of 2024.
On November 1, 2024, the Company closed on the purchase of a 28-mile natural gas pipeline lateral in northwestern North Dakota. The lateral extends the Company's pipeline system to a natural gas processing plant in the Bakken.
See Capital Expenditures within this section for information on the expenditures related to these growth projects.

Index
Construction Services
Strategy and challenges The construction services segment provides electrical and mechanical and transmission and distribution specialty contracting services, as discussed in Note 15. The construction services segment focuses on safely executing projects; providing a superior return on investment by building new and strengthening existing customer relationships; ensuring quality service; effectively managing costs; retaining, developing and recruiting talented employees; growing through organic and strategic acquisition opportunities; and focusing efforts on projects that will permit higher margins while properly managing risk. The growth experienced by the segment in recent years is due in part to the project awards in the markets served and the ability to support national customers in most of the regions in which it operates.
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
In addition, the segment has experienced increased insurance costs and anticipates continued increases in insurance costs. Premiums in the insurance industry have risen due to many factors, such as economic inflation and a rise in insurance carriers’ losses, in particular for wildfire risks. The segment completed its renewal process of its insurance lines, which will be on a stand-alone basis in connection with the separation from the Company, and saw these impacts as a part of its renewal process. The segment is focused on strategies to minimize these costs and/or ensuring these costs are built into its bidding opportunities.

Index
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
Earnings overview - The following information summarizes the performance of the construction services segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Variance	2024	2023	Variance
	(In millions)
Operating revenues	$761.0	$717.4	6%	$2,090.0	$2,218.7	(6)%
Cost of sales:
Operation and maintenance	646.8	607.9	6%	1,762.4	1,891.1	(7)%
Depreciation and amortization	5.1	4.7	9%	14.7	13.6	8%
Taxes, other than income	19.2	19.9	(4)%	59.7	71.9	(17)%
Total cost of sales	671.1	632.5	6%	1,836.8	1,976.6	(7)%
Gross profit	89.9	84.9	6%	253.2	242.1	5%
Selling, general and administrative expense:
Operation and maintenance	33.6	32.6	3%	100.7	94.9	6%
Depreciation and amortization	1.3	1.2	8%	3.8	3.7	3%
Taxes, other than income	1.3	1.0	30%	4.8	3.9	23%
Total selling, general and administrative expense	36.2	34.8	4%	109.3	102.5	7%
Operating income	53.7	50.1	7%	143.9	139.6	3%
Other income	4.9	2.0	145%	11.5	7.5	53%
Interest expense	2.8	4.7	(40)%	8.8	6.6	33%
Income before income taxes	55.8	47.4	18%	146.6	140.5	4%
Income tax expense	14.0	11.4	23%	37.6	34.5	9%
Income from continuing operations	41.8	36.0	16%	109.0	106.0	3%
Discontinued operations, net of tax*	—	—	—%	—	(5.2)	(100)%
Net income	$41.8	$36.0	16%	$109.0	$100.8	8%
*Discontinued operations includes interest on debt facilities repaid in connection with the Knife River separation.

Operating Statistics	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In millions)
Operating revenues:
Electrical & Mechanical	$536.9	$516.9	$1,481.7	$1,680.2
Transmission & Distribution	228.5	204.5	623.8	549.5
Intrasegment eliminations	(4.4)	(4.0)	(15.5)	(11.0)
Total revenues	$761.0	$717.4	$2,090.0	$2,218.7
Operating income:
Electrical & Mechanical	$34.9	$31.1	$100.8	$100.3
Transmission & Distribution	25.3	23.0	60.1	51.3
Corporate and other	(6.5)	(4.0)	(17.0)	(12.0)
Total operating income	$53.7	$50.1	$143.9	$139.6

Index
Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023 Construction services earnings increased $5.8 million as a result of:
•Revenues increased $43.6 million.
◦Electrical and mechanical revenues increased by $20.0 million as a result of higher revenues for the commercial and institutional end markets, partially offset by lower revenues for the industrial, service and renewables end markets.
▪Commercial revenues increased due to submarket activity, including higher data center workloads, partially offset by softening hospitality activity from completion of large projects.
▪Higher institutional workloads were driven by workload activity across submarkets, including increases for education and government, partially offset by dips in healthcare.
▪Lower industrial revenues, due to softening in the general industrial, high tech and government submarkets, partially offset by higher workloads in manufacturing.
▪Service & other and renewables had lower revenues due to decreased repair and maintenance demand and the timing of projects, respectively.
◦Transmission and distribution revenues increased by $24.0 million, due to higher utility and transportation end-market revenues.
▪Utility revenues increased from higher workloads and submarket activity across transmission, underground, telecommunication and substation, partially offset by lower distribution workloads due to timing of project availability.
▪Transportation revenues were higher due to increased submarket workloads, such as project timing in traffic signalization and street lighting.
•Cost of sales increased $38.6 million.
◦The increase primarily relates to higher operating costs from increased electrical and mechanical and transmission and distribution workloads, partially offset by project efficiencies.
▪Subcontractor costs, material costs and other job expenses increased $25.2 million, $10.0 million and $6.4 million, respectively, partially offset by lower labor costs of $3.0 million.

•Selling, general and administrative expense increased $1.4 million.
◦Primarily due to:
▪Increased expenses associated with professional services of $1.5 million.
▪Increased general expenses of $2.6 million including office, rent and insurance expense.
▪Partially offsetting these increases was lower provision for expected credit losses of $1.6 million and lower payroll-related costs of $1.1 million.
•Operating income increased $3.6 million, primarily from increased gross profit, partially offset by increased selling, general and administrative expense discussed above. Operating income as a percentage of revenue remained relatively consistent as a result of project efficiencies.
•Other income increased $2.9 million, primarily related to the Company's joint ventures activity.
•Interest expense decreased $1.9 million due to lower average debt balances for working capital needs in the current period compared to the prior period in connection with the Company's cash management program.
•Income tax expense increased $2.6 million, primarily resulting from an increase in income before income taxes and a higher effective tax rate.
Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023 Construction services earnings increased $8.2 million as a result of:
•Revenues decreased $128.7 million.
◦Electrical and mechanical revenues decreased by $198.4 million as a result of lower revenues for the commercial, industrial, service and renewables end markets, partially offset by higher revenues from the institutional end market.
▪Commercial had revenue shifts within the hospitality submarket from completion of large projects during 2023, partially offset by higher data center activity due to increased workloads.
▪Softening industrial revenues from lower workloads in the general industrial, high tech and government submarkets were partially offset by higher workloads in manufacturing.
▪Service & other and renewables had lower revenues due to decreased repair and maintenance demand and the timing of projects, respectively.
▪Partially offsetting these decreases were increased institutional revenues, driven from higher workloads in the government, education and healthcare submarkets.

Index
◦Transmission and distribution revenues increased by $74.3 million, due to increases in both the utility and transportation end markets.
▪Utility had higher revenues due to submarket activity, such as increased workloads in the transmission, telecommunication and substation submarkets, partially offset by lower workloads due to timing of projects and availability in storm and government.
▪Transportation had higher revenues due to submarket activity, such as higher workloads in traffic signalization and street lighting.
•Cost of sales decreased $139.8 million.
◦Largely due to:
▪Lower operating costs from decreased electric and mechanical workloads and project efficiencies, partially offset by higher transmission and distribution operating costs from increased workloads.
▪Labor and material costs decreased by $143.9 million and $77.9 million, respectively, partially offset by higher subcontractor costs of $66.9 million and other job expenses of $15.1 million.

•Selling, general and administrative expense increased $6.8 million.
◦Primarily due to:
▪Increased payroll-related costs of $1.8 million to support the operational growth of the business.
▪Increased expenses associated with professional services of $4.2 million.
▪Increased general expenses of $5.2 million including office, rent and insurance expense.
▪Partially offsetting these increases was lower provision for expected credit losses of $4.4 million.
•Operating income increased $4.3 million, primarily from increased gross profit, partially offset by increased selling, general and administrative expense discussed above. Operating income as a percentage of revenue increased as a result of project efficiencies.
•Other income increased $4.0 million, primarily related to the Company's joint ventures activity.
•Interest expense increased $2.2 million due to interest on debt facilities repaid in connection with the Knife River separation in 2023 being included in discontinued operations.
•Income tax expense increased $3.1 million, primarily resulting from an increase in income before income taxes and a higher effective tax rate.
Outlook On October 31, 2024, the Company completed the separation of Everus, its construction services business, resulting in Everus becoming an independent, publicly-traded company. The Company's board of directors approved the distribution of all the outstanding shares of Everus common stock to the Company's stockholders. Stockholders of the Company received one share of Everus common stock for every four shares of the Company's common stock held as of the close of business on October 21, 2024, the record date for the distribution. The distribution is expected to be tax-free to the Company's stockholders for U.S. federal income tax purposes, except for cash received in lieu of fractional shares. More information on the separation and distribution can be found within Everus' Form 10, which is not incorporated by reference herein.

Index
Other

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023	Variance	2024	2023	Variance
	(In millions)
Operating revenues	$1.4	$1.7	(18)%	$4.3	$6.4	(33)%
Operating expenses:
Operation and maintenance	3.3	(2.6)	227%	16.3	19.4	(16)%
Depreciation and amortization	.5	1.0	(50)%	1.7	3.2	(47)%
Total operating expenses	3.8	(1.6)	338%	18.0	22.6	(20)%
Operating income (loss)	(2.4)	3.3	(173)%	(13.7)	(16.2)	(15)%
Unrealized gain on retained shares in Knife River	—	30.2	(100)%	—	170.2	(100)%
Other income	4.2	5.8	(28)%	13.4	10.0	34%
Interest expense	3.5	8.6	(59)%	10.2	12.3	(17)%
Income (loss) before income taxes	(1.7)	30.7	(106)%	(10.5)	151.7	(107)%
Income tax (benefit) expense	(.2)	3.6	(106)%	(2.3)	49.3	(105)%
Income (loss) from continuing operations	(1.5)	27.1	(106)%	(8.2)	102.4	(108)%
Discontinued operations, net of tax	2.4	$(3.3)	173%	2.3	(60.0)	104%
Net income	$.9	$23.8	(96)%	$(5.9)	$42.4	(114)%
On May 31, 2023, the Company completed the separation of Knife River, its former construction materials and contracting business, into a new publicly-traded company. As a result of the separation, the historical results of operations for Knife River are shown in discontinued operations, except for allocated general corporate overhead costs of the Company, which do not meet the criteria for discontinued operations. Also included in discontinued operations are strategic initiative costs associated with the separation of Knife River.
Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023, respectively.
Other earnings decreased $22.9 million. The decrease was primarily due to the absence of the 2023 $22.8 million, net of tax, unrealized gain on the Company's retained interest in Knife River and higher operation and maintenance expense related to higher insurance claims experience at the captive insurer. Partially offsetting this decrease was lower interest expense due to decreased borrowings and an income tax benefit in discontinued operations.
Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023, respectively.
Other earnings decreased $48.3 million. The decrease was primarily due to the absence of the 2023 $113.6 million, net of tax, unrealized gain on the Company's retained interest in Knife River. Partially offsetting this decrease was lower operation and maintenance expense, largely a result of corporate overhead costs classified as continuing operations allocated to the construction materials business in 2023, which are not included in Other in 2024. Other also experienced increased interest income, lower interest expense and an income tax benefit in discontinued operations, which partially offset the decrease.
Also included in Other are annualized effective income tax adjustments of the holding company primarily associated with corporate functions and general and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that do not meet the criteria for discontinued operations.

Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts related to these items were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In millions)
Intersegment transactions:
Operating revenues	$5.5	$5.5	$48.3	$44.6
Operation and maintenance	$1.6	$1.9	$5.3	$7.1
Purchased natural gas sold	$3.9	$3.6	$43.0	$37.5
Other income	$4.0	$5.9	$12.9	$8.5
Interest expense	$4.0	$5.9	$12.9	$8.5
For more information on intersegment eliminations, see Note 15.

Index
Liquidity and Capital Commitments
At September 30, 2024, the Company had cash, cash equivalents and restricted cash of $104.0 million and available borrowing capacity of $514.4 million under the outstanding credit facilities of the Company and its subsidiaries. The Company expects to meet its obligations for debt maturing within one year and its other operating and capital requirements from various sources, including internally generated funds; credit facilities and commercial paper of the Company and its subsidiaries, as described in Capital resources; and issuance of debt and equity securities if necessary.
Cash flows

	Nine Months Ended
	September 30,
	2024	2023
	(In millions)
Net cash provided by (used in):
Operating activities	$441.8	$174.9
Investing activities	(392.5)	(415.7)
Financing activities	(22.3)	192.8
Increase (decrease) in cash, cash equivalents and restricted cash	27.0	(48.0)
Cash, cash equivalents and restricted cash -- beginning of year	77.0	80.5
Cash, cash equivalents and restricted cash -- end of period	$104.0	$32.5
Operating activities

	Nine Months Ended
	September 30,
	2024	2023	Variance
	(In millions)
Components of net cash provided by operating activities:
Net income	$225.9	$244.0	$(18.1)
Less: income (loss) from discontinued operations, net of tax	2.3	(65.7)	68.0
Income from continuing operations	223.6	309.7	(86.1)
Adjustments to reconcile net income to net cash provided by operating activities	154.2	52.8	101.4
Changes in current assets and liabilities, net of acquisitions:
Receivables	14.5	161.4	(146.9)
Inventories	(6.3)	(19.7)	13.4
Other current assets	37.0	(68.2)	105.2
Accounts payable	7.2	(132.3)	139.5
Other current liabilities	47.1	42.3	4.8
Pension & postretirement benefit plan contributions	(2.6)	(7.5)	4.9
Other noncurrent changes	(35.2)	(3.4)	(31.8)
Net cash provided by operating activities	439.5	335.1	104.4
Net cash provided by (used in) discontinued operations	2.3	(160.2)	162.5
Net cash provided by operating activities	$441.8	$174.9	$266.9
The changes in cash flows from operating activities generally follow the results of operations, as discussed in Business Segment Financial and Operating Data, and are affected by changes in working capital. The increase in cash provided by adjustments to reconcile net income is driven by the absence of the 2023 unrealized gain on the Company's retained interest in Knife River, with the offset reflected in the decrease in income from continuing operations. The increase in cash flows provided by operating activities in the previous table was largely driven by the absence of cash used in discontinued operations in 2023, primarily cash used at Knife River and associated separation costs. Also contributing was lower cash used in accounts payable, primarily related to the payment of natural gas costs at the natural gas distribution business and higher 2024 payable balances at the construction services business, largely due to timing of job activity, payments, and billing fluctuations. An increase in cash from other current assets, primarily the collection of purchased gas cost and fuel cost adjustment balances at the natural gas distribution and electric businesses further drove the increase. Partially offsetting these items was a decrease of cash from accounts receivable, largely due to lower gas costs in 2024 compared to 2023 at the natural gas distribution business and higher 2024 receivable balances at the construction services business, primarily the result of lower cash collections and timing of billing activity.

Index
Investing activities

	Nine Months Ended
	September 30,
	2024	2023	Variance
	(In millions)
Components of net cash used in investing activities:
Capital expenditures	$(401.0)	$(370.6)	$(30.4)
Net proceeds from sale or disposition of property	9.6	12.5	(2.9)
Cost of removal, net of salvage value	(6.2)	0.7	(6.9)
Investments	(3.9)	(3.3)	(.6)
Proceeds from investment cost basis withdrawal	9.0	—	9.0
Net cash used in continuing operations	(392.5)	(360.7)	(31.8)
Net cash used in discontinued operations	—	(55.0)	55.0
Net cash used in investing activities	$(392.5)	$(415.7)	$23.2
The cash used in investing activities decreased as compared to 2023, primarily due to the absence of cash used in discontinued operations in 2023 and the receipt of proceeds from the withdrawal of cost basis from insurance policies in 2024. This was partially offset by increased capital expenditures at the natural gas distribution businesses, net costs incurred for removal in 2024 at the electric and natural gas distribution businesses, primarily the absence of a net receipt of cash for salvage in 2023, and lower proceeds received from the sale of property at the construction services business in 2024 compared to prior year.
Financing activities

	Nine Months Ended
	September 30,
	2024	2023	Variance
	(In millions)
Components of net cash (used in) provided by financing activities:
Issuance of short-term borrowings	$—	$461.4	$(461.4)
Repayment of short-term borrowings	(95.0)	(193.5)	98.5
Issuance of long-term debt	302.4	411.9	(109.5)
Repayment of long-term debt	(147.7)	(435.0)	287.3
Debt issuance costs	(2.4)	(1.8)	(.6)
Costs of issuance of common stock	(.1)	—	(.1)
Dividends paid	(76.9)	(135.9)	59.0
Repurchase of common stock	—	(4.8)	4.8
Tax withholding on stock-based compensation	(2.6)	(3.0)	.4
Net cash (used in) provided by continuing operations	(22.3)	99.3	(121.6)
Net cash provided by discontinued operations	—	93.5	(93.5)
Net cash (used in) provided by financing activities	$(22.3)	$192.8	$(215.1)
The variance in cash used in financing activities in 2024 compared to cash provided from financing activities in 2023 was primarily due to the absence of the 2023 issuance of short-term borrowings at the natural gas distribution business used to fund higher natural gas costs, and also at the Company to replace Centennial debt that was refinanced due to the spinoff of Knife River. Also contributing to decreased cash was lower issuance of long-term debt, primarily the absence of the 2023 issuances by the Company, largely used to replace the Centennial debt, which was partially offset by 2024 issuances by the electric and natural gas businesses. Further driving the decrease was the absence of cash provided by discontinued operations. Partially offsetting these items was the absence of higher repayments in 2023 of long-term and short-term borrowings, as Centennial repaid all of its outstanding debt in the second quarter of 2023 due to the Knife River separation. In addition, lower dividends were paid in 2024 due to a change in the targeted dividend payout ratio after the Knife River separation.
Capital expenditures
Capital expenditures for the first nine months of 2024 and 2023 were $405.9 million and $374.0 million, respectively. Capital expenditures allocated to the Company's business segments are estimated to be approximately $541.7 million for 2024. Capital expenditure estimates have been updated from what was previously reported in the 2023 Annual Report to accommodate project timeline and scope changes made thus far in 2024.
The Company has included in the estimated capital expenditures for 2024 multiple growth projects at the pipeline business, as previously discussed in Business Segment Financial and Operating Data, as well as system upgrades; routine replacements; service extensions; routine equipment maintenance and replacements; buildings, land and building improvements; pipeline and natural gas storage projects; power generation and transmission opportunities, environmental upgrades; and other growth opportunities.

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
Debt resources
Certain debt instruments of the Company and its subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt instruments, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at September 30, 2024. In the event the Company and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. As of September 30, 2024, the Company had investment grade credit ratings at all entities issuing debt. For more information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 6 in this document and Part II, Item 8 in the 2023 Annual Report.
The following table summarizes the outstanding revolving credit facilities of the Company and its subsidiaries at September 30, 2024:

Company	Facility		Facility Limit		Amount Outstanding	Letters of Credit		Expiration Date
			(In millions)
Montana-Dakota Utilities Co.	Commercial paper/Revolving credit agreement	(a)	$200.0		$57.8	$—		10/18/28
Cascade Natural Gas Corporation	Revolving credit agreement		$175.0	(b)	$82.6	$2.2	(c)	6/20/29
Intermountain Gas Company	Revolving credit agreement		$175.0	(b)	$80.9	$—		6/20/29
MDU Resources Group, Inc.	Revolving credit agreement		$200.0	(d)	$—	$12.1	(c)	5/31/28
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
(d)Certain provisions allow for increased borrowings, up to a maximum of $250.0 million.

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
Total equity as a percent of total capitalization was 56 percent at September 30, 2024. The Company's total equity as a percentage of total capitalization was 51 percent at September 30, 2023, and 55 percent at December 31, 2023. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including short-term borrowings and long-term debt due within 12 months, plus total equity. Management believes this ratio is an indicator of how the Company is financing its operations, as well as its financial strength.
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
Montana-Dakota On July 11, 2024, Montana-Dakota issued $125.0 million of senior notes under a note purchase agreement with maturity dates ranging from July 11, 2039 to July 11, 2054, at a weighted average interest rate of 5.96 percent. The agreement contains customary covenants and provisions, including a covenant of Montana-Dakota not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.
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
MDU Resources Group, Inc. On November 1, 2024, the Company repaid its outstanding balance of $190.0 million on its $375.0 million term loan agreement which the Company entered into on May 31, 2023, with a SOFR-based variable interest rate and a maturity date of May 31, 2025. The Company's repayment was facilitated by the repayment of debt proceeds from Everus in connection with the separation and the term loan agreement was subsequently terminated.
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

There were no other material changes to the Company's noncontributory qualified defined benefit pension plans from those reported in the 2023 Annual Report. The Company contributed approximately $2.9 million to its pension plans in 2024 due to minimum funding requirements. For more information, see Note 16 and Part II, Item 7 in the 2023 Annual Report.
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
Interest rate risk
Higher interest rates have resulted in and will likely continue to result in higher borrowing costs on new debt and existing variable interest rate debt. As of September 30, 2024, approximately 16.7 percent of the outstanding debt recorded on the balance sheet consisted of variable interest rate facilities (which uses SOFR as the benchmark rate). An increase of 1 percent in the interest rate on the Company's outstanding variable interest rate facilities as of September 30, 2024, would result in an estimated $4.1 million pre-tax annual increase in interest expense.
At September 30, 2024, the Company had no outstanding interest rate hedges.
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
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
Part II -- Other Information
Item 1. Legal Proceedings
There were no material changes to the Company's legal proceedings in Part 1, Item 3 - Legal Proceedings in the 2023 Annual Report.
Item 1A. Risk Factors
Please refer to the Company's risk factors that are disclosed in Part I, Item 1A. Risk Factors in the 2023 Annual Report that could be materially harmful to the Company's business, prospects, financial condition or financial results if they occur. At September 30, 2024, there were no material changes to the Company's risk factors provided in Part I, Item 1A. Risk Factors in the 2023 Annual Report other than as set forth below.
The separation of Everus into an independent, publicly-traded company is subject to various risks and uncertainties.
The separation of Everus was completed on October 31, 2024, and resulted in two independent, publicly-traded companies. The execution of the separation has required significant time and attention from the Company’s senior management and employees and several of the Company's employees transferred to Everus, which could cause disruption in business processes.
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

Index
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2024, no equity securities that are registered by the Company pursuant to Section 12 of the Securities and Exchange Act of 1934 were purchased by or on behalf of the Company or any of the Company's affiliated purchasers.
Item 5. Other Information
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
See the index to exhibits immediately preceding the signature page to this report.

Index

Exhibits Index
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number

2.1	Separation and Distribution Agreement, dated as of October 31, 2024, by and between MDU Resources Group, Inc. and Everus Construction Group, Inc.†		8-K		2.1	11/1/24	1-03480
3(a)	Amended and Restated Certificate of Incorporation of MDU Resources Group, Inc.		8-K		3.2	5/8/19	1-03480
3(b)	Amended and Restated Bylaws of MDU Resources Group, Inc.		8-K		3.1	2/15/19	1-03480
10.1	Transition Services Agreement, dated as of October 31, 2024, by and between MDU Resources Group, Inc. and Everus Construction Group, Inc.†		8-K		10.1	11/1/24	1-03480
10.2	Tax Matters Agreement, dated as of October 31, 2024, by and between MDU Resources Group, Inc. and Everus Construction Group, Inc.		8-K		10.2	11/1/24	1-03480
10.3	Employee Matters Agreement, dated as of October 31, 2024, by and between MDU Resources Group, Inc. and Everus Construction Group, Inc.		8-K		10.3	11/1/24	1-03480
31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
† Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.

Index
Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU RESOURCES GROUP, INC.

DATE:	November 7, 2024	BY:	/s/ Jason L. Vollmer
Jason L. Vollmer
Vice President, Chief Financial Officer and Treasurer

		BY:	/s/ Stephanie A. Sievert
Stephanie A. Sievert
Vice President, Chief Accounting Officer and Controller