Form 10-K
period 2024-12-31
MDU RESOURCES GROUP INC
filed 2025-02-20
CIK 67716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
State the aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 28, 2024: $5,095,923,531, which does not reflect MDU Resources Group, Inc.'s market value after the separation and distribution of Everus Construction Group, Inc. on October 31, 2024.
Indicate the number of shares outstanding of the registrant's common stock, as of February 13, 2025: 204,331,170 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Relevant portions of the registrant's 2025 Proxy Statement, to be filed no later than 120 days from December 31, 2024, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Report.

2 MDU Resources Group, Inc. Form 10-K

MDU Resources Group, Inc. Form 10-K 3

Definitions

The following abbreviations and acronyms used in this Form 10-K are defined below:
Abbreviation or Acronym
AFUDC	Allowance for funds used during construction
Applied Digital	Applied Digital Corporation
Army Corps	U.S. Army Corps of Engineers
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Bcf	Billion cubic feet
Big Stone Station	475-MW coal-fired electric generating facility near Big Stone City, South Dakota (22.7 percent ownership)
BSSE	345-kV transmission line from Ellendale, North Dakota, to Big Stone City, South Dakota (50 percent ownership)
Cascade	Cascade Natural Gas Corporation, an indirect wholly-owned subsidiary of MDU Energy Capital
Centennial
CEHI, LLC, a direct wholly-owned subsidiary of the Company, formerly known as Centennial Energy Holdings, Inc. prior to the separation of Knife River from the Company. References to Centennial's historical business and operations refer to the business and operations of Centennial Energy Holdings, Inc.

Centennial Capital	Centennial Holdings Capital LLC, a direct wholly-owned subsidiary of Centennial
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CIO	Chief Information Officer
Code	U.S. Internal Revenue Code
CODM	Chief Operating Decision Maker
Company	MDU Resources Group, Inc.
COVID-19	Coronavirus disease 2019
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
CWIP	Construction work in progress, costs associated with the construction of new utility facilities recorded on the balance sheet until these facilities are placed in service.
CyROC	Cyber Risk Oversight Committee
DC Circuit Court	U.S Court of Appeals for the D.C. Circuit
dk	Decatherm
EBITDA	Earnings before interest, taxes, depreciation and amortization
EIN	Employer Identification Number
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERM	Enterprise risk management
ESG	Environmental, social and governance
Everus	Everus Construction Group, Inc., a wholly-owned subsidiary of the Company prior to the separation from the Company, that was established in conjunction with the separation of Everus Construction
Everus Construction	Everus Construction, Inc., a direct wholly-owned subsidiary of Centennial prior to the separation from the Company, formerly known as MDU Construction Services Group, Inc. prior to March 12, 2024
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, an indirect wholly-owned subsidiary of Centennial (previously referred to as the Company's exploration and production segment)
FIP	Funding improvement plan
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Great Plains	Great Plains Natural Gas Co., a public utility division of Montana-Dakota
GVTC	Generation Verification Test Capacity

4 MDU Resources Group, Inc. Form 10-K

Definitions

Holding Company Reorganization	The internal holding company reorganization completed on January 1, 2019, pursuant to the agreement and plan of merger, dated as of December 31, 2018, by and among Montana-Dakota, the Company and MDUR Newco Sub, which resulted in the Company becoming a holding company and owning all of the outstanding capital stock of Montana-Dakota.
IBEW	International Brotherhood of Electrical Workers
ICWU	International Chemical Workers Union
Intermountain	Intermountain Gas Company, an indirect wholly-owned subsidiary of MDU Energy Capital
IPUC	Idaho Public Utilities Commission
IRA	Inflation Reduction Act
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
Item 8	Financial Statements and Supplementary Data
JETx	345-kV transmission line from Jamestown, North Dakota to Ellendale, North Dakota (50 percent ownership)
Knife River
Established as Knife River Corporation prior to the separation from the Company, a direct wholly-owned subsidiary of Centennial. Knife River refers to Knife River Corporation, during the period prior to separation, now known as "KRC Materials, Inc." Following the separation Knife River refers to Knife River Holding Company, now known as Knife River Corporation.

K-Plan	Company's 401(k) Retirement Plan
kW	Kilowatts
kWh	Kilowatt-hour
kV	Kilovolts
Leading with Integrity Guide	Company's code of business conduct
LIBOR	London Inter-bank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly-owned subsidiary of the Company
MDUR Newco	MDUR Newco, Inc., a public holding company created by implementing the Holding Company Reorganization, now known as the Company
MDUR Newco Sub	MDUR Newco Sub, Inc., a direct, wholly-owned subsidiary of MDUR Newco, which was merged with and into Montana-Dakota in the Holding Company Reorganization
MEPP	Multiemployer pension plan
MISO	Midcontinent Independent System Operator, Inc., the organization that provides open-access transmission services and monitors the high-voltage transmission system in the Midwest United States and Manitoba, Canada and a southern United States region which includes much of Arkansas, Mississippi and Louisiana
MMcf	Million cubic feet
MMdk	Million dk
MNPUC	Minnesota Public Utilities Commission
Montana-Dakota	Montana-Dakota Utilities Co. a direct wholly-owned subsidiary of MDU Energy Capital
MPPAA	Multiemployer Pension Plan Amendments Act of 1980
MTPSC	Montana Public Service Commission
MW	Megawatt
NDDEQ	North Dakota Department of Environmental Quality
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
NYSE	New York Stock Exchange
ODEQ	Oregon Department of Environmental Quality
OPUC	Oregon Public Utility Commission
PCAOB	Public Company Accounting Oversight Board
PCBs	Polychlorinated biphenyls
PHMSA	Pipeline and Hazardous Material Safety Administration
Proxy Statement	Company's 2025 Proxy Statement
PRP	Potentially Responsible Party
PSAs	Performance share awards
RCRA	Resource Conservation and Recovery Act
RNG	Renewable natural gas
RP	Rehabilitation plan

MDU Resources Group, Inc. Form 10-K 5

Definitions

RSUs	Restricted stock units
SBCC	State Building Code Council
SDPUC	South Dakota Public Utilities Commission
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Sheridan System	A separate electric system owned by Montana-Dakota
SOFR	Secured Overnight Financing Rate
SPP	Southwest Power Pool, the organization that manages the electric grid and wholesale power market for the central United States.
UA	United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada
TSA	Transportation Security Administration
VIE	Variable interest entity
Washington DOE	Washington State Department of Ecology
WBI Energy	WBI Energy, Inc., an indirect wholly-owned subsidiary of Centennial
WBI Energy Transmission	WBI Energy Transmission, Inc., an indirect wholly-owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission
Wygen III	100-MW coal-fired electric generating facility near Gillette, Wyoming (25 percent ownership)
WYDEQ	Wyoming Department of Environmental Quality
WYPSC	Wyoming Public Service Commission
ZRCs	Zonal resource credits - a MW of demand equivalent assigned to generators by MISO for meeting system reliability requirements

6 MDU Resources Group, Inc. Form 10-K

Index
Part I

Cautionary Note Regarding Forward-Looking Statements
This Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Other than statements of historical facts, all statements which address activities, events or developments that the Company anticipates will or may occur in the future, including, but not limited to, such things as estimates for growth, stockholder value creation, the Company's "CORE" strategy, capital expenditures, financial guidance and other such matters, are forward-looking statements. These forward-looking statements are based on many assumptions and factors, which are detailed in the Company's filings with the SEC.
While made in good faith, these forward-looking statements are based largely on the Company's expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. For additional discussion regarding risks and uncertainties, that may affect forward-looking statements, see Item 1A - Risk Factors. Any changes in such assumptions or factors could produce significantly different results. Undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made. Except as required by applicable law, the Company undertakes no obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise.

Items 1 and 2. Business and Properties
General
The Company is a pure-play regulated energy delivery business upon the completed separations of both its construction materials and contracting and construction services businesses, as further discussed below. Its principal executive offices are located at 1200 West Century Avenue, P.O. Box 5650, Bismarck, North Dakota 58506-5650, telephone (701) 530-1000.

Montana-Dakota was incorporated under the state laws of Delaware in 1924, marking its 100th year in business on March 14, 2024. The Company was incorporated under the state laws of Delaware in 2018. Upon the completion of the Holding Company Reorganization, Montana-Dakota became a subsidiary of the Company. The Company adopted a new mission statement in early 2025, "With integrity, deliver value as a leading energy provider and employer of choice."
Through a strategy focusing on its "CORE," the Company strives to deliver superior value and achieve industry-leading performance as a pure-play regulated energy delivery company, while pursuing organic growth opportunities. The Company's "CORE" strategy prioritizes customers and communities, operational excellence, returns focused initiatives and an employee driven culture. The Company generates, transmits and distributes electricity and provides natural gas distribution, transportation and storage services. These businesses are regulated by state public service commissions and/or the FERC.
As part of the Company's continual review of its business, the Company announced strategic initiatives to enhance stockholder value. On May 31, 2023, the Company executed the separation of Knife River, the construction materials and contracting business, from the Company, resulting in Knife River becoming an independent, publicly-traded company. On October 31, 2024, the Company completed the separation of Everus, the construction services business, from the Company, resulting in Everus becoming an independent, publicly-traded company.
As of December 31, 2024, the Company was organized into three reportable business segments. These business segments include: electric, natural gas distribution and pipeline. The Company's business segments are determined based on the Company's method of internal reporting, which generally segregates the business activities by differences in products and services. The internal reporting of these segments is defined based on the reporting and review process used by the Company's chief executive officer.

MDU Resources Group, Inc. Form 10-K 7

Index
Part I

The Company, through its wholly-owned subsidiary, MDU Energy Capital, owns Montana-Dakota, Cascade and Intermountain. The electric segment is comprised of Montana-Dakota while the natural gas distribution segment is comprised of Montana-Dakota, Cascade and Intermountain.
The Company, through its wholly-owned subsidiary, Centennial, owns WBI Energy and Centennial Capital. WBI Energy is the pipeline segment and Centennial Capital is reflected in the Other category.
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
Human Capital Management The Company continues to focus on building a strong workforce. This means building a strong team of employees with a focus on safety and integrity and a commitment to a respectful workplace. As of December 31, 2024, the Company had 2,052 employees.
Many of the Company's employees are represented by collective-bargaining agreements and the Company is committed to establishing constructive dialogue with this representation and bargaining in good faith. The majority of the collective-bargaining agreements contain provisions that prohibit work stoppages or strikes and provide dispute resolution through binding arbitration in the event of an extended disagreement.
The following information is as of December 31, 2024.

Company	Collective-bargaining agreement	Number of employees represented	Agreement status
Montana-Dakota	IBEW	296	Effective through April 30, 2026
Intermountain	UA	152	Three agreements with one effective through October 31, 2026, one effective through March 31, 2027 and the third agreement in negotiation.
Cascade	ICWU	182	Effective through March 31, 2028
WBI Energy Transmission	IBEW	72	Effective through April 30, 2027
Total		702
Respectful Workplace The Company is committed to an environment that respects the differences and embraces the strengths of its employees. Essential to the Company's success is its ability to attract, retain and engage the best people from a broad range of backgrounds and build an inclusive culture where all employees feel valued and contribute their best. The Company requires employees to participate in its Leading with Integrity training which provides training on the Company's code of conduct.
The Company's goals related to a respectful workplace:
•Enhance collaboration efforts through cooperation and sharing of best practices to create new ways of meeting employee, customer and stockholder needs.
•Increase productivity and profitability through the creation of a work environment which values all perspectives and methods of accomplishing work.

8 MDU Resources Group, Inc. Form 10-K

Index
Part I

The Company also promotes recognition of team members through the following awards:
Building People Building a strong workforce begins with employee recruitment. The Company hires and trains employees to have the skills, abilities and motivation to achieve the results needed for their jobs. Each job is important and part of a coordinated team effort to accomplish the organization's objectives. The Company uses a variety of means to recruit new employees for open positions including posting on the Company's website. Other sources for employee recruitment include employee referrals, union workforce, direct recruitment, advertising, social media, career fairs, partnerships with colleges and technical schools, job service organizations and associations connected with a variety of professions. The Company also uses internship programs to introduce individuals to the Company's business operations and provide a possible source of future employees.
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
To attract and retain employees, the Company offers:
The chief executive officer engages in employee tours at Company locations and the Company conducts employee surveys to hear and gauge employee opinions on issues such as fairness, camaraderie and pride in the workplace. Survey responses are compiled and evaluated at various levels throughout the Company to develop action plans to address areas of concern raised by employees.
Safety Safety is one of the Company's corporate values. The Company is committed to safety and health in the workplace. To ensure safe work environments, the Company provides training, resources and appropriate follow-up on any unsafe conditions or actions. To facilitate a strong safety culture, the Company established its Safety Leadership Council. In addition to the Safety Leadership Council, the Company has policies and training that support safety in the workplace including training on safety matters through classroom and toolbox meetings on job sites. The Company utilizes safety compliance in the evaluation of employees, which includes management, and recognizes employee safety through safety award programs.

MDU Resources Group, Inc. Form 10-K 9

Index
Part I

Accident and safety statistical information is regularly reported to management and the board of directors.

Environmental Matters The Company believes it has a responsibility to use natural resources efficiently and attempt to minimize the environmental impact of its activities. The Company produces GHG emissions primarily from its fossil fuel electric-generating facilities, as well as from natural gas pipeline and storage systems, and operations of equipment and fleet vehicles. The Company has developed renewable generation with lower or no GHG emissions. Governmental legislation and regulatory initiatives regarding environmental and energy policy are continuously evolving and could negatively impact the Company's operations and financial results. The Company will continue to monitor legislative and regulatory activity related to environmental and energy policy initiatives and take all appropriate action to comply. In addition, for a discussion of the Company's risks related to environmental laws and regulations, see Item 1A - Risk Factors.

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

Governmental Matters The Company's operations and certain of its subsidiaries are subject to laws and regulations relating to air, water and solid waste pollution control; state facility-siting regulations; zoning and planning regulations of certain state and local authorities; federal and state health and safety regulations; and state hazard communication standards.
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
Available Information The Company maintains a corporate website at www.mdu.com. The Company's filings with the SEC, including its annual report on Form 10-K, it's quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to those reports are available free of charge through this website as soon as reasonably practicable after they are filed with or furnished to the SEC. The Governance section of the website contains the Company's Corporate Governance Guidelines, committee charters, and the Leading with Integrity Guide for directors, officers, and employees, and is incorporated herein by reference. Copies of these documents may also be obtained free of charge upon written request to the Company's corporate secretary at MDU Resources Group, Inc., P.O. Box 5650, Bismarck, North Dakota 58506.The information available on, or accessible through, the Company's website is not part of this Annual Report on Form 10-K.

10 MDU Resources Group, Inc. Form 10-K

Index
Part I

Electric

General The Company's electric segment is operated through its wholly-owned subsidiary, Montana-Dakota. Montana-Dakota provides electric service at retail, serving residential, commercial, industrial and municipal customers in 185 communities and adjacent rural areas.
The material properties owned by Montana-Dakota for use in its electric operations include interests in 14 electric generating units at 11 facilities and two small portable diesel generators, as further described under System Supply, System Demand and Competition, approximately 3,400 and 4,800 miles of transmission and distribution lines, respectively, and 87 transmission and 295 distribution substations. Montana-Dakota has obtained and holds, or is in the process of renewing, valid and existing franchises authorizing it to conduct its electric operations in all of the municipalities it serves where such franchises are required. Montana-Dakota intends to protect its service area and seek renewal of all expiring franchises. At December 31, 2024, Montana-Dakota's net electric plant investment was $1.8 billion and its rate base was $1.5 billion.

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
The retail customers served and respective revenues by class for the electric business were as follows:

	2024		2023		2022
	Customers Served	Revenues	Customers Served	Revenues	Customers Served	Revenues
	(Dollars in thousands)
Residential	120,043	$139,862	119,700	$134,054	119,398	$135,412
Commercial	23,762	165,778	23,573	164,142	23,327	142,722
Industrial	219	42,320	228	42,340	230	42,937
Other	1,662	7,773	1,607	7,075	1,606	7,335
	145,686	$355,733	145,108	$347,611	144,561	$328,406
Other electric revenues, which are largely transmission-related revenues, for Montana-Dakota were $58.7 million, $53.6 million and $48.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The percentage of electric retail revenues by jurisdiction was as follows:

	2024	2023	2022
North Dakota	65%	66%	65%
Montana	21%	20%	21%
Wyoming	9%	9%	9%
South Dakota	5%	5%	5%
System Supply, System Demand and Competition Through an interconnected electric system, Montana-Dakota serves markets in portions of North Dakota, Montana and South Dakota. These markets are highly seasonal and sales volumes depend largely on the weather. Additionally, the average customer consumption has tended to decline due to increases in energy efficient lighting and appliances being installed. In mid-2023 a data center began operating in the Company's service territory which led to an increase in sales volumes. As of December 31, 2024, the interconnected system consisted of 13 electric generating units at 10 facilities and two small portable diesel generators. Additional details are included in the table that

MDU Resources Group, Inc. Form 10-K 11

Index
Part I

follows. For 2024, Montana-Dakota's total ZRCs, including its firm purchase power contracts, were 536.8. Montana-Dakota's planning reserve margin requirement within MISO was 528.6 ZRCs for 2024. The maximum electric peak demand experienced to date attributable to Montana-Dakota's sales to retail customers on the interconnected system was 764,823 kW in January 2024. Montana-Dakota's latest forecast for its interconnected system indicates that its annual peak will continue to occur during the summer. Additional energy is purchased as needed, or in lieu of generation if more economical, from the MISO market. In 2024, Montana-Dakota purchased approximately 61 percent of its net kWh needs for its interconnected system through the MISO market.
Through the Sheridan System, Montana-Dakota serves Sheridan, Wyoming, and neighboring communities. The maximum peak demand experienced to date attributable to Montana-Dakota sales to retail customers on that system was approximately 69,991 kW in July 2024. Montana-Dakota has a power supply contract with Black Hills Power, Inc. to purchase up to 49,000 kW of capacity annually through December 31, 2028. Wygen III also serves a portion of the needs of Montana-Dakota's Sheridan-area customers.
Approximately 38 percent of the electricity delivered to customers from Montana-Dakota's owned generation in 2024 was from renewable resources. Although Montana-Dakota's generation resource capacity has increased to serve the needs of its customers, the carbon dioxide emission intensity of its electric generation resource fleet has been reduced by approximately 38 percent since 2005 through the addition of renewable generation and with the retirement of aging coal-fired electric generating units, as further discussed below.
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
The following table sets forth details applicable to the Company's electric generating stations:

Generating Station	Type	Fuel	Nameplate Rating (kW) at December 31, 2024	2024 ZRCs	(a)	2024 Net Generation (kWh in thousands)
Interconnected System:
North Dakota:
Coyote (b)	Steam	Coal	103,647	99.7		557,051
Heskett	Combustion turbine	Natural gas	176,632	85.7		39,183
Glen Ullin	Renewable	Heat recovery	7,500	2.9		37,611
Cedar Hills	Renewable	Wind	19,500	5.2		55,714
Thunder Spirit	Renewable	Wind	155,500	36.7		523,155
South Dakota:
Big Stone (b)	Steam	Coal	94,111	108.7		352,231
Montana:
Lewis & Clark	Reciprocating internal combustion engine	Natural gas	18,700	14.4		3,276
Glendive	Combustion turbine	Natural gas / diesel	75,522	53.9		3,805
Miles City	Combustion turbine	Natural gas / diesel	23,150	16.2		440
Diamond Willow	Renewable	Wind	30,000	6.0		86,247
Portable Units (2)	Reciprocating internal combustion engine	Diesel	3,650	3.5		31
			707,912	432.9		1,658,744
Sheridan System:
Wyoming:
Wygen III (b)	Steam	Coal	28,000	N/A		167,682
			735,912	432.9		1,826,426
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
The owners of Big Stone Station, including Montana-Dakota, have a coal supply agreement with Navajo Transitional Energy Company, LLC to meet all of the Big Stone Station's fuel requirements through 2026. Montana-Dakota estimates the Big Stone Station coal supply agreement to be approximately 1.5 million tons per contract year.

12 MDU Resources Group, Inc. Form 10-K

Index
Part I

Montana-Dakota has a coal supply agreement with Wyodak Resources Development Corp., to supply the coal requirements of Wygen III at contracted pricing through June 1, 2060. Montana-Dakota estimates the maximum annual coal consumption of the facility to be approximately 585,000 tons.
Montana-Dakota has power purchase agreements that run through 2045, including agreements entered into during the retirement of the Lewis and Clark Station and Heskett Units 1 and 2 and through the construction of Heskett Unit 4.
Montana-Dakota expects that it has secured adequate capacity available through existing baseload generating stations, renewable generation, turbine peaking stations, demand reduction programs and firm contracts to meet the peak customer demand requirements of its customers. Based upon current MISO resource adequacy rules, Montana-Dakota expects that it has secured adequate capacity available through existing baseload generation, peaking stations, demand reduction programs and firm contracts to meet the peak customer demand. MISO's recently approved direct loss of load accreditation is showing the need of additional generating units by May of 2028. Future capacity needs are expected to be met by constructing new generation resources or acquiring additional capacity through power purchase contracts or the MISO capacity auction.
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
All of Montana-Dakota's wind resources pertaining to electric operations in North Dakota are included in a renewable resource cost adjustment rider. Montana-Dakota also has a transmission tracker in North Dakota to recover transmission costs associated with MISO and SPP, along with certain transmission investments not recovered through retail rates. The tracking mechanism has an annual true-up.
In South Dakota, Montana-Dakota recovers the South Dakota decommissioning regulatory asset through an Infrastructure Rider tracking mechanism that is subject to an annual true-up. Montana-Dakota also has in place in South Dakota a transmission tracker to recover transmission costs associated with MISO and SPP, that allows transmission investments not recovered through retail rates. This tracking mechanism also has an annual true-up.
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
Montana-Dakota's electric generating facilities have Title V Operating Permits, under the federal Clean Air Act, issued by the states in which they operate. Each of these permits has a five-year life. Near the expiration of these permits, renewal applications are submitted. Permits continue in force beyond the expiration date, provided the application for renewal is submitted by the required date, usually six months prior to expiration. The WYDEQ determined all units at the Neil Simpson Complex, where Wygen III is situated, are to be included within a combined Title V Operating Permit which was submitted in June 2022. Wygen III is currently allowed to operate under the facility's construction permit until the Title V Operating Permit is issued. A permit issuance date is not specified at this time. The Title V Operating Permit renewal application for Big Stone Station was submitted timely in October 2021 to the South Dakota Department of Agriculture & Natural Resources with the permit issuance date not specified at this time.

MDU Resources Group, Inc. Form 10-K 13

Index
Part I

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
Montana-Dakota incurred approximately $2.6 million of capital expenditures in 2024 related to the closure of coal ash management units at Lewis & Clark Station and Heskett Station and to maintain air emissions compliance at its co-owned electric generating facilities. Environmental related capital expenditures are estimated to be $1.2 million, $1.9 million and $1.0 million in 2025, 2026 and 2027, respectively, for compliance requirements for coal ash management units at Lewis & Clark, Heskett, Coyote and Big Stone Stations. Montana-Dakota will maintain air emissions compliance at its co-owned electric generating facilities and does not expect to incur any material capital expenditures in 2025, 2026 and 2027 for compliance with current environmental laws and regulations. Montana-Dakota's capital and operational expenditures could also be affected by future environmental requirements, such as existing and proposed emissions reduction plans from the EPA. For more information, see Item 1A - Risk Factors and Item 7 - MD&A - Business Section Financial and Operating Data.
Natural Gas Distribution

General The Company's natural gas distribution segment is operated through its wholly-owned subsidiaries, consisting of operations from Montana-Dakota, Cascade and Intermountain. These companies sell natural gas at retail, serving residential, commercial and industrial customers in 339 communities and adjacent rural areas across eight states. They also provide natural gas transportation services to certain customers on the Company's systems.
These services are provided through distribution and transmission systems aggregating approximately 21,800 miles and 540 miles, respectively. The natural gas distribution operations have obtained and hold, or are in the process of renewing, valid and existing franchises authorizing them to conduct their natural gas operations in all of the municipalities they serve where such franchises are required. These operations intend to seek renewal of all expiring franchises. At December 31, 2024, the natural gas distribution operations' net natural gas distribution plant investment was $2.6 billion and its rate base was $2.0 billion.

The natural gas distribution operations are subject to regulation by the IPUC, MNPUC, MTPSC, NDPSC, OPUC, SDPUC, WUTC and WYPSC regarding retail rates, service, accounting and certain securities issuances.
The retail customers served and respective revenues by class for the natural gas distribution operations were as follows:

	2024		2023		2022
	Customers Served	Revenues	Customers Served	Revenues	Customers Served	Revenues
	(Dollars in thousands)
Residential	950,094	$651,810	935,235	$726,064	922,266	$715,494
Commercial	114,436	400,821	112,966	441,199	111,478	450,932
Industrial	1,063	42,687	1,074	45,009	1,077	41,466
	1,065,593	$1,095,318	1,049,275	$1,212,272	1,034,821	$1,207,892
Transportation and other revenues for the natural gas distribution operations were $105.8 million, $75.3 million and $65.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. In 2024, other revenue includes revenues from the sale of allocated emissions allowances.

14 MDU Resources Group, Inc. Form 10-K

Index
Part I

The percentage of the natural gas distribution operations' retail sales revenues by jurisdiction was as follows:

	2024	2023	2022
Washington	34%	28%	26%
Idaho	29%	33%	28%
North Dakota	12%	12%	16%
Oregon	10%	9%	8%
Montana	7%	8%	10%
South Dakota	5%	5%	6%
Minnesota	2%	3%	4%
Wyoming	1%	2%	2%
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
In Minnesota and Washington, Great Plains and Cascade recover qualifying capital investments related to the safety and integrity of the pipeline systems through cost recovery tracking mechanisms. Washington's cost recovery tracking mechanism sunsets on March 1, 2025, with the multi-year natural gas rate case discussed in Item 8 - Note 20.
In Oregon, Cascade has a decoupling mechanism in place approved by the OPUC until January 1, 2025, with a review which was to be completed by September 30, 2024. On December 23, 2024, a filing was made to extend the decoupling mechanism until January 1, 2030. Cascade also has an earnings sharing mechanism with respect to its Oregon jurisdictional operations as required by the OPUC.

MDU Resources Group, Inc. Form 10-K 15

Index
Part I

On July 7, 2016, the WUTC approved a full decoupling mechanism where Cascade is allowed recovery of an average revenue per customer regardless of actual consumption. The mechanism also includes an earnings sharing component if Cascade earns in excess of its authorized return. On September 15, 2021, the WUTC extended the effectiveness of the decoupling mechanism until the earlier of the rate effective date resulting from Cascade's next full general rate case or August 31, 2025. Cascade filed its next general rate case on March 29, 2024. The multi-party rate case settlement agreement filed with the WUTC includes extension of the decoupling mechanism.
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
The Company's natural gas distribution operations are very small-quantity generators of hazardous waste, and subject only to minimum regulation under the RCRA. A Washington state rule defines Cascade as a small-quantity generator, but regulation under the rule is similar to RCRA. Certain locations of the natural gas distribution operations routinely handle PCBs from their natural gas operations in accordance with federal requirements. PCB storage areas are registered with the EPA as required. Capital and operational expenditures for natural gas distribution operations could be affected in a variety of ways by new GHG legislation or regulation. In particular, such legislation or regulation would likely increase capital expenditures for energy efficiency and conservation programs and operational and gas supply costs associated with GHG emissions compliance. Natural gas distribution operations expect to recover the operational and capital expenditures for GHG regulatory compliance in rates consistent with the recovery of other reasonable costs of complying with environmental laws and regulations. For more information, see Item 7 - MD&A - Business Section Financial and Operating Data.
The natural gas distribution operations incurred $13.2 million of capital expenditures in 2024 to construct infrastructure supporting multiple RNG facilities, including the development and construction of a RNG facility at the Deschutes County Landfill near Bend, Oregon, and the implementation of an advanced mobile natural gas leak detection system, related to compliance with current environmental laws and regulations. Cascade and Montana-Dakota expect to incur environmental related capital expenditures of $13.1 million, $21.6 million and $15.9 million, in 2025, 2026 and 2027, respectively. The capital expenditures are to continue construction of infrastructure supporting multiple RNG production facilities, implement a thermal energy network pilot project, implement an additional advanced mobile natural gas leak detection system, and investigate a historic manufactured gas plant site. Except as to what may be ultimately determined with regard to the issues described in the following paragraph and the items noted, the natural gas distribution operations do not expect to incur any material capital expenditures related to compliance with current environmental laws and regulations through 2027.
Montana-Dakota has ties to six historic manufactured gas plants as a successor corporation or through direct ownership of the plant. Montana-Dakota is investigating possible soil and groundwater impacts due to the operation of two of these former manufactured gas plant sites. To the extent not covered by insurance, Montana-Dakota may seek recovery in its natural gas rates charged to customers for certain investigation and remediation costs incurred for these sites. Cascade has ties to eight historic manufactured gas plants as a successor corporation or through direct ownership of the plant. Cascade is involved in the investigation and remediation of one of these manufactured gas plants in Washington. To the extent not covered by insurance, Cascade will seek recovery of investigation and remediation costs through its natural gas rates charged to customers.
See Item 8 - Note 21 for further discussion of certain manufactured gas plant sites.

16 MDU Resources Group, Inc. Form 10-K

Index
Part I

Pipeline

General WBI Energy owns and operates WBI Energy Transmission, a FERC regulated pipeline, which consists of over 3,800 miles of natural gas transmission and storage lines and comprised approximately 94 percent of the segment's revenue in 2024. WBI Energy also owns and operates a non-regulated energy-related service business, specializing in cathodic protection, which comprised the additional 6 percent of the segment's revenue.
WBI Energy Transmission's underground storage fields provide natural gas storage services to local distribution companies, industrial customers, natural gas marketers and others, and serve to enhance system reliability. Its system is strategically located near four natural gas producing basins, making natural gas supplies available to its transportation and storage customers. The system has 14 interconnecting points with other pipeline facilities allowing for the receipt and/or delivery of natural gas to and from other regions of the country and from Canada. Under the Natural Gas Act, as amended, WBI Energy Transmission is subject to the jurisdiction of the FERC regarding certificate, rate, service and accounting matters, and at December 31, 2024, its net plant investment was $984.2 million.

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
WBI Energy Transmission transports substantially all of Montana-Dakota's natural gas, primarily utilizing firm transportation agreements, which for 2024 represented 19 percent of WBI Energy Transmission's subscribed firm transportation contract demand. The majority of the firm transportation agreements with Montana-Dakota expire in June 2027. In addition, Montana-Dakota has a contract, expiring in July 2035, with WBI Energy Transmission to provide firm storage services to facilitate meeting Montana-Dakota's winter peak requirements.
The non-regulated business of this segment competes for existing customers in the areas in which it operates. Its focus on customer service and the variety of services it offers serve to enhance its competitive position.
WBI Energy is not dependent on any single customer or group of customers for sales of its products and services, where the loss of which would have a material adverse effect on its business. WBI Energy had one third-party customer that accounted for approximately 16 percent of its 2024 revenue.
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

MDU Resources Group, Inc. Form 10-K 17

Index
Part I

Detailed environmental assessments and/or environmental impact statements as required by the National Environmental Policy Act are included in the FERC's environmental review process for both the construction and abandonment of WBI Energy Transmission's natural gas transmission pipelines, compressor stations and storage facilities.
In 2024, the EPA published several final rules related to GHG emissions from the oil and natural gas industry. These rules update, strengthen and expand standards to reduce GHG emissions and other air pollutants from new and existing oil and gas facilities, revise the GHG reporting rules to improve the monitoring, measurement, calculation and reporting of GHG data, and incorporate the Waste Emissions Charge provisions from the IRA. The Company continues to monitor and assess these rulemakings and the potential impacts they may have on its business processes, current and future projects, results of operations and disclosures.
The pipeline operations did not incur any material capital expenditures related to compliance with current environmental laws and regulations in 2024 and have no planned capital expenditures to meet compliance requirements of environmental laws and regulations in 2025. Capital expenditures to meet requirements of the EPA rules, as previously discussed, are included in the capital expenditures for 2026 and 2027 with estimated expenditures of $4.0 million each year. For more information on the capital expenditures for this segment, see Item 7 - MD&A - Capital Expenditures.
Discontinued Operations
General Discontinued operations includes the historical operations of Knife River and Everus, as well as associated strategic initiative costs and interest on certain third party debt facilities repaid in connection with the Knife River and Everus separations. The Company completed the separations of Knife River and Everus on May 31, 2023 and October 31, 2024, respectively. Discontinued operations also includes the supporting activities of Fidelity other than certain general and administrative costs and interest expense. For more information on discontinued operations, see Item 8 - Note 3.

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
The Company's businesses are subject to comprehensive regulation by federal, state and local regulatory agencies with respect to, among other things, allowed rates of return and recovery of investments and costs; financing; rate structures; customer service; health care coverage and costs; taxes; franchises; recovery of fuel, purchased power and purchased natural gas costs; and construction and siting of generation and transmission facilities. These governmental regulations significantly influence the Company's operating environment and may affect its ability to recover costs from its customers. The Company is unable to predict the impact on operating results from future regulatory activities of any of these agencies. Changes in regulations or the imposition of additional regulations could have an adverse impact on the Company's results of operations and cash flows.
There can be no assurance that applicable regulatory commissions will determine that the Company's costs have been prudent, which could result in the disallowance of costs in setting rates for customers. Also, the regulatory process of approving rates for these businesses may not allow for timely and full recovery of the costs of providing services or a return on the Company's invested capital. Changes in regulatory requirements or operating conditions may require early retirement of certain assets. While regulation typically provides rate recovery for these retirements, there is no assurance regulators will allow full recovery of all remaining costs, which could leave stranded asset costs. Rising fuel costs could increase the risk that the utility businesses will not be able to fully recover those fuel costs from customers.
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

18 MDU Resources Group, Inc. Form 10-K

Index
Part I

The Company's operations involve risks that may result from catastrophic events.
The Company's operations include a variety of inherent hazards and operating risks, such as product leaks; explosions; mechanical failures; vandalism; fires; wildfires; pandemics; social or civil unrest; protests and riots; natural disasters; cyberattacks; acts of terrorism; and acts of war. These hazards and operating risks may occur in the future, which could result in loss of human life; personal injury; property damage; environmental impacts; impairment of operations; and substantial financial losses. The Company maintains insurance against some, but not all, of these risks and losses. A significant incident could also increase regulatory scrutiny and result in penalties and higher amounts of capital expenditures and operational costs. Losses not fully covered by insurance could have an adverse effect on the Company’s financial position, results of operations and cash flows.
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
The Company’s insurance policies have limits and exclusions that may not fully mitigate losses, and an increase in cost, or the unavailability or cancellation of third-party insurance coverages, would increase the Company’s overall risk exposure.
The Company maintains insurance coverages from third party insurers as part of its overall risk management strategy and most of its customer contracts require the Company to maintain specific insurance coverage limits. The Company maintains insurance policies with respect to workers’ compensation, auto liability, general liability, excess liability, contractors pollution liability, legal liability, professional liability, directors and officers liability, employment practices liability, cyber policy, terrorism, property and other types of coverages, but these policies are subject to deductibles and the Company is self-insured up to the amount of those deductibles. Insurance losses are accrued based upon the Company's estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported. Insurance liabilities are difficult to assess and estimate due to unknown factors, including the frequency and severity of injuries, the magnitude of damage to or loss of property or the environment, the determination of the Company's liability in proportion to other parties, estimates of incidents not reported and the effectiveness of the Company's safety programs, and as a result, the Company's actual losses may exceed its estimates. There can be no assurance that the Company's current or past insurance coverages will be sufficient or effective under all circumstances or against all claims and liabilities, including claims resulting from wildfires or other natural disasters, to which the Company may be subject.
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

MDU Resources Group, Inc. Form 10-K 19

Index
Part I

The Company is subject to capital market, debt and interest rate risks.
The Company's operations require significant capital investment. Consequently, the Company relies on financing sources and capital markets as sources of liquidity for capital requirements not satisfied by cash flows from operations. If the Company is not able to access capital at competitive rates, the ability to implement business plans, make capital expenditures or pursue acquisitions the Company would otherwise rely on for future growth may be adversely affected. Market disruptions may increase the cost of borrowing or adversely affect the Company's ability to access one or more financial markets. Such disruptions could include items such as a significant economic downturn, the financial distress of unrelated industry leaders in the same line of business, the deterioration of capital market conditions, turmoil in the financial services industry, volatility in commodity prices, increased trade tariffs and trade disputes with other countries, supply chain weaknesses, pandemics, natural disasters, war, terrorist attacks and cyberattacks.
The Company’s inability to generate sufficient cash flow to satisfy or refinance its debt obligations could adversely affect its business, financial condition, results of operations, and other corporate requirements. This could require the Company to direct a substantial portion of its future cash flow toward payments on its indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, and other corporate requirements, thereby limiting its ability to respond to business opportunities.
If the Company does not comply with its financial covenants and does not obtain a waiver or amendment from its lenders, the lenders may elect to cause any amounts then owed to become immediately due and payable, not fund any new borrowing, or they may decline to renew the Company’s credit facility. In that event, the Company would seek to establish a replacement credit facility with one or more other lenders, including lenders with which it has an existing relationship, potentially on less desirable terms. There can be no guarantee that replacement financing would be available at commercially reasonable terms, if at all. Higher interest rates on borrowings have impacted and could further impact the Company's future operating results.
The issuance of a substantial amount of the Company's common stock, whether issued in connection with an acquisition or otherwise, would have a dilutive effect on stockholders, and such an issuance, or perception that such an issuance may occur, could adversely affect the market price of the Company's common stock.
The Company's stock price may be volatile and the value of its common stock may decline.
The market price of the Company’s common stock may be volatile and may fluctuate or decline as a result of a variety of factors, some of which are beyond its control, including without limitation actual or anticipated fluctuations in its financial condition or results of operations; variance in its financial performance from the expectations of securities analysts which may result in securities analysts issuing unfavorable research about the Company; changes in the Company’s projected operating and financial results; significant data breaches; material litigation; future sales of the Company’s common stock by the Company or its stockholders, or the perception that such sales may occur; changes in senior management or key personnel; the trading volume of the Company’s common stock; changes in the anticipated future size and growth rate of its service territories; and general macroeconomic, geopolitical, and market conditions beyond the Company’s control.
Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, such as recessions, or interest rate changes, may also negatively affect the market price of the Company’s common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. The Company may be the target of this type of litigation in the future, which could result in substantial expenses and divert management’s attention.
Significant changes in prices for commodities, labor or other production and delivery inputs and other environmental compliance costs could negatively affect the Company's businesses.
The Company's operations are exposed to fluctuations in prices for labor, petroleum products, raw materials and services. Prices are generally subject to change in response to fluctuations in supply and demand and other general economic and market conditions beyond the Company's control.
Fluctuations in oil and natural gas production, supplies and prices; fluctuations in commodity price basis differentials; political and economic conditions in oil-producing countries; actions of the Organization of Petroleum Exporting Countries; demand for oil due to economic conditions; war and other external factors impact the development of oil and natural gas supplies and the expansion and operation of natural gas pipeline systems. The Company has benefited from associated natural gas production in the Bakken, which has provided opportunities for organic growth projects. Depressed oil and natural gas prices; however, place pressure on the ability of oil exploration and production companies to meet credit requirements and can be a challenge if prices remain depressed long-term. Prolonged depressed prices for oil and natural gas could negatively affect the growth, results of operations, cash flows and asset values of the Company's electric, natural gas and pipeline businesses.
If oil and natural gas prices increase significantly, which has occurred and may reoccur, customer demand could decline for utility and pipeline services, which could impact the Company's results of operations and cash flows. While the Company has fuel clause recovery mechanisms for its utility operations in all of the states where it operates, higher utility fuel costs could also significantly impact results of operations if such costs are not recovered. Delays in the collection of utility fuel cost recoveries, as compared to expenditures for fuel purchases, could also negatively impact the Company's cash flows.
Increased labor costs, due to labor shortages, competition from other industries, or other factors, could negatively affect the Company's results of operations.

20 MDU Resources Group, Inc. Form 10-K

Index
Part I

In 2024, 2023 and 2022, the Company experienced elevated commodity and supply chain costs including the costs of labor, raw materials, energy-related products and other inputs used in the production and distribution of its products and services.
If environmental compliance costs increase significantly, customer demand could decline for the natural gas distribution segment, which could impact the Company’s results of operations and cash flows. While the Company has environmental compliance recovery mechanisms, higher costs could also significantly impact results of operations if such costs are not recovered. Delays in the collection of environmental compliance costs, as compared to expenditures for environmental compliance costs, could also negatively impact the Company’s cash flows.
The Company's operations could be negatively impacted by import tariffs and/or other government mandates.
The Company operates in or provides services to capital intensive industries in which federal trade policies could significantly impact the availability and cost of materials. Imposed and proposed tariffs could significantly increase the prices and delivery lead times on raw materials and finished products that are critical to the Company and its customers. Prolonged lead times on the delivery of raw materials and further tariff increases on raw materials and finished products could adversely affect the Company's business, financial condition and results of operations.
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
Increasing costs associated with health care plans and changes in employment laws or regulations may adversely affect the Company's results of operations.
The Company's self-insured costs of health care benefits for eligible employees continues to increase. Increasing quantities of large individual health care claims and an overall increase in total health care claims could have an adverse impact on operating results, financial position and liquidity. Complying with any new legislation and regulation at both the federal and state level related to health care, unemployment tax rates and workers' compensation rates, among others, could adversely affect the Company's results of operations as well change the Company's benefit program and costs.
The Company is exposed to risk of loss resulting from the nonpayment and/or nonperformance by the Company's customers and counterparties.
If the Company's customers or counterparties experience financial difficulties, which has occurred and may reoccur in the future, the Company could experience difficulty in collecting receivables. Nonpayment and/or nonperformance by the Company's customers and counterparties, particularly customers and counterparties of the Company’s pipeline business, could have a negative impact on the Company's results of operations and cash flows. The Company could also have indirect credit risk from participating in energy markets such as MISO in which credit losses are socialized to all participants.
Changes in tax law and other regulations may negatively affect the Company's business.
Changes to federal, state and local tax laws have the ability to benefit or adversely affect the Company's earnings and customer costs. Significant changes to corporate tax rates could result in the impairment of deferred tax assets that are established based on existing law at the time of deferral. The U.S. administration has introduced uncertainty regarding the continuation of the IRA and a potential shift in federal energy policies regarding clean energy projects. Changes in regulations that impact the value of various tax credits, including production tax credits could change the economics of resources and the resource selection could impact current and/or future projects for the electric generation business and the development of other renewable energy projects, such as RNG. Such actions could adversely affect the Company's ability to secure tax credits and other incentives that support the development of renewable energy projects. Regulation incorporates changes in tax law into the rate-setting process, which could create timing delays before the impact of changes are realized.
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

MDU Resources Group, Inc. Form 10-K 21

Index
Part I

Operational Risks
Significant portions of the Company’s natural gas pipelines and power generation and transmission facilities are aging. The aging infrastructure may require significant additional maintenance or replacement that could adversely affect the Company’s results of operations.
Certain risks increase as the Company's energy delivery infrastructure ages, including breakdown or failure of equipment, pipeline leaks and fires developing from power lines, all of which have occurred and may reoccur in the future resulting in material costs. Aging infrastructure is more prone to failure, which increases maintenance costs, unplanned outages and the need to replace facilities. Even if properly maintained, reliability may ultimately deteriorate and negatively affect the Company’s ability to serve its customers, which could result in increased costs associated with regulatory oversight. The costs associated with compliance with PHMSA rules related to pipeline integrity and other similar programs, maintaining the aging infrastructure and capital expenditures for new or replacement infrastructure could cause rate volatility and/or regulatory lag in some jurisdictions. If, at the end of its life, the investment costs of a facility have not been fully recovered, the Company may be adversely affected if commissions do not allow such costs to be recovered in rates. Such impacts of aging infrastructure could adversely affect the Company’s results of operations and cash flows.
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
Most electric and natural gas utility investments, including natural gas transmission pipeline investments, are made with the intent of being used for decades. In particular, electric transmission and generation resources are planned well in advance of when they are placed into service based upon resource plans using assumptions over the planning horizon, including sales growth, commodity prices, equipment and construction costs, regulatory treatment, available technology and public policy. Public policy changes and technology advancements related to areas, such as energy efficient appliances and buildings, renewable and distributive electric generation and storage, carbon dioxide emissions, electric vehicle penetration, restrictions on or disallowance of new or existing services, and natural gas availability and cost may significantly impact the planning assumptions. Changes in critical planning assumptions may result in excess generation, transmission and distribution resources creating increased per customer costs and downward pressure on load growth. These changes could also result in a stranded investment if the Company is unable to fully recover the costs of its investments.
The Company's inability to implement its long-term strategic plan may adversely affect future results.
The Company’s ability to successfully implement and execute its long-term strategic plan is dependent on many factors. The Company’s strategies may require significant capital investment and management attention. If the Company cannot successfully execute its strategic growth initiatives or if the long-term plan does not adequately address the challenges or opportunities the Company faces, its financial condition and results of operations may be adversely affected. Additionally, failure to meet stockholder expectations, particularly with respect to financials, cost-cutting programs, operating margins, and earnings per share, could result in volatility in the market value of the Company’s stock.
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
The Company relies on third-party vendors and manufacturers to supply many of the materials necessary for its operations. Global logistic disruptions have impacted the flow of materials and restricted global trade flows. Manufacturers are competing for a limited supply of key commodities and logistical capacity which has impacted lead times, pricing, supply and demand. Disruptions or delays in receiving materials; price increases from suppliers or manufacturers; or inability to source needed materials, which have occurred and could reoccur, could adversely affect the Company’s capital expenditure programs, results of operations, financial condition and cash flows.

22 MDU Resources Group, Inc. Form 10-K

Index
Part I

Joint ownership of coal-fired generation facilities could impact the Company’s ability to manage changing regulations and economic conditions.
The Company has an ownership interest in three coal-fired electric generating facilities jointly with other co-owners who have varying ownership interests in the facilities. The Company’s ability to make determinations on changing environmental regulations and economic conditions may be impacted by its rights and obligations under the co-ownership agreements and related agreements. Such a determination could impact the Company’s ability to effectively manage these changing conditions to meet its strategic objectives and could adversely impact its financial condition, results of operations and liquidity.
Environmental and Regulatory Risks
The Company's operations could be adversely impacted by severe weather.
Severe weather events, such as tornadoes, fires, rain, drought, ice and snowstorms, and high and low temperature extremes, occur in regions in which the Company operates and maintains infrastructure. Climate change could change the frequency and severity of these weather events, which may create physical and financial risks to the Company. Such risks could have an adverse effect on the Company's financial condition, results of operations and cash flows.
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
Climate change may impact a region’s economic health, which could impact revenues at all of the Company's businesses. The Company's financial performance is tied to the health of the regional economies served. The Company provides natural gas and electric utility service for some states and communities that are economically affected by the agriculture industry. Increases in severe weather events or significant changes in temperature and precipitation patterns could adversely affect the agriculture industry and, correspondingly, the economies of the states and communities affected by that industry.
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
The Company is subject to environmental laws and regulations affecting many aspects of its operations, including air and water quality, wastewater discharge, the generation, transmission and disposal of solid waste and hazardous substances, and other environmental considerations. These laws and regulations can increase capital, operating and other costs; cause delays as a result of litigation and administrative proceedings; and create compliance, remediation, containment, monitoring and reporting obligations. Environmental laws and regulations can also require the Company to install pollution control equipment at its facilities, clean up spills and other contamination and correct environmental hazards, including payment of all or part of the cost to remediate sites where the Company's past activities, or the activities of other parties, caused environmental contamination. These laws and regulations generally require the Company to obtain and comply with a variety of environmental licenses, permits, inspections and other approvals and may cause the Company to shut down existing facilities due to difficulties in assuring compliance or where the cost of compliance makes operation of the facilities uneconomical. Although the Company strives to comply with all applicable environmental laws and regulations, public and private entities and private individuals may interpret the Company's legal or regulatory requirements differently and seek injunctive relief or other remedies against the Company. The Company cannot predict the outcome, financial or operational, of any such litigation or administrative proceedings.
Existing environmental laws and regulations may be revised and new laws and regulations seeking to protect the environment have been adopted such as the Climate Commitment Act in Washington and the Climate Protection Program Rule in Oregon, requiring natural gas distribution companies to reduce overall GHG emissions, and the EPA's Coal Combustion Residuals Rule, potentially requiring additional management and remediation of electric generation coal ash facilities, and other future rules may be adopted or become applicable to the Company. These laws and other regulations could require the Company to limit the use or output of certain facilities; restrict the use of certain fuels; prohibit or restrict new or existing services; replace certain fuels with renewable fuels; retire and replace certain facilities; install pollution controls; remediate environmental impacts; remove or reduce environmental hazards; or forego or limit the development of resources. Revised or new laws and regulations that increase compliance and disclosure costs and/or restrict operations, particularly if costs are not fully recoverable from customers, could adversely affect the Company's results of operations and cash flows.
Stakeholder actions and increased regulatory activity related to ESG matters, particularly climate change and reducing GHG emissions, could adversely impact the Company's operations, costs of or access to capital and impact or limit business plans.
The Company has faced and may continue to face stakeholder scrutiny related to ESG matters. Certain stakeholders of the Company, such as investors, customers, employees and lenders, have increased their scrutiny of the impacts and social cost associated with ESG matters, including climate change. Concern that GHG emissions contribute to global climate change has led to international, federal, state and local legislative and regulatory proposals to reduce or mitigate the effects of GHG emissions. The Company may experience significant future costs associated with compliance of such legislative actions. The Company’s primary GHG emission is carbon dioxide from fossil fuels combustion at Montana-Dakota's electric generating facilities, particularly its jointly owned coal-fired facilities.
Treaties, legislation or regulations to reduce GHG emissions in response to climate change may be adopted and can affect the Company's operations by requiring additional energy conservation efforts or renewable energy sources, limiting emissions, imposing carbon taxes or other compliance costs; as well as other mandates that could significantly increase capital expenditures and operating costs or reduce demand for the Company's services. If the Company’s utility and pipeline operations do not receive timely and full recovery of GHG emission compliance costs from customers, then such costs could adversely impact the results of operations and cash flows. Significant reductions in demand for the Company's services as a result of increased costs or emissions limitations could also adversely impact the results of operations and cash flows.
Due to the uncertain availability of technologies to control GHG emissions and the unknown obligations that potential GHG emission legislation or regulations may create, the Company cannot determine the potential financial impact on its operations. In addition, any increased focus on climate change and stricter regulatory requirements may result in the Company facing adverse reputational risks associated with certain of its operations producing GHG emissions. There have also been efforts to discourage the investment community from investing in equity and debt securities of companies engaged in fossil fuel related business and pressuring lenders to limit funding to such companies. Additionally, some insurance carriers have indicated an unwillingness to insure assets and operations related to certain fossil fuels. If the Company is unable to satisfy the climate-related expectations of certain stakeholders, the Company may suffer reputational harm, which may cause its stock price to decrease or difficulty in accessing the capital or insurance markets. Such efforts, if successfully directed at the Company, could increase the costs of or access to capital or insurance and interfere with business operations and ability to make capital expenditures.
Other Risks
The Company's businesses are seasonal and subject to weather conditions that could adversely affect the Company's operations, revenues and cash flows.
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

24 MDU Resources Group, Inc. Form 10-K

Index
Part I

Adverse weather conditions, which have occurred and may reoccur, such as heavy or sustained rainfall or snowfall, droughts, storms, wind and colder weather may affect ongoing operation and maintenance and construction activities for the electric and natural gas transmission and distribution businesses. In addition, severe weather can be destructive, causing outages and property damage, which could require additional remediation costs. As a result, unusual or adverse weather conditions could negatively affect the Company's results of operations, financial position and cash flows.
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

Due to the changing workforce dynamics and an insufficient number of qualified applicants to replace skilled employees as they retire and remote work opportunities, among other things, competition for these employees is high. In some cases competition for these employees is on a regional or national basis. At times of low unemployment, it can be difficult for the Company to attract and retain qualified and affordable personnel. A shortage in the supply of personnel creates competitive hiring markets, increased labor expenses, decreased productivity and potentially lost business opportunities to support the Company's operating and growth strategies. The Company is subject to risks associated with labor disputes or prolonged negotiation processes, which could disrupt operations and increase costs. Additionally, if the Company is unable to hire employees with the requisite skills, the Company may be forced to incur significant training expenses. As a result, the Company's ability to maintain productivity, relationships with customers, competitive costs, and quality services is limited by the ability to employ, retain and train the necessary personnel and could negatively affect the Company's results of operations, financial position and cash flows.
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

MDU Resources Group, Inc. Form 10-K 25

Index
Part I

Costs related to obligations under a MEPP could have a material negative effect on the Company's results of operations and cash flows.
An operating subsidiary of the Company participates in a MEPP for employees represented by a union. The Company is required to make contributions to this plan in amounts established under the collective bargaining agreement between the operating subsidiary and the union. The Company may be obligated to increase its contribution to the plan if it becomes underfunded and is classified as being in endangered, seriously endangered or critical status as defined by the Pension Protection Act of 2006, or if other participating employers withdraw from the plan and are unable to contribute sufficient amounts. The amount and timing of any increase in the Company's required contributions may depend upon one or more factors, including the outcome of collective bargaining; actions taken by the trustee; actions taken by the plan's other participating employers; the industry; future determinations of plan status; and laws and regulations. The Company could experience increased operating expenses as a result of required contributions to the MEPP, which could have an adverse effect on the Company's results of operations, financial position or cash flows. In addition, pursuant to ERISA, as amended by MPPAA, the Company could incur a partial or complete withdrawal liability upon withdrawing from the plan, exiting a market in which it does business with a union workforce or upon termination of a plan. The Company could also incur an additional withdrawal liability if its withdrawal from the plan is determined by that plan to be part of a mass withdrawal.
The Company may face risks associated with stockholder activism.
Publicly-traded companies are subject to campaigns by stockholders advocating corporate actions related to matters, such as corporate governance, operational practices, and strategic direction. The Company has, and may again in the future, become subject in the future to such stockholder activity and demands. Such activities could interfere with its ability to execute its business plans, affect the allocation of capital, be costly and time-consuming, disrupt operations, and divert the attention of management, any of which could have an adverse effect on the Company’s business or stock price.
Technology disruptions or cyberattacks could adversely impact the Company's operations.
The Company uses technology in substantially all aspects of its business operations and requires uninterrupted operation of information technology and operation technology systems, including disaster recovery and backup systems and network infrastructure. These systems may be vulnerable to physical and cybersecurity failures or unauthorized access, due to hacking, human error, theft, sabotage, malicious software, ransomware, third-party compromise, acts of terrorism, acts of war, acts of nature or other causes.
Should a compromise or system failure occur, interdependencies to technology may disrupt the Company's ability to fulfill critical business functions. This may include interruption of electric generation, transmission and distribution facilities, natural gas storage and pipeline facilities, any of which could adversely affect the Company's reputation, business, cash flows and results of operations or subject the Company to legal or regulatory liabilities and increased costs. Litigation expenses and damages for such an event can be significant. Additionally, the Company's electric generation and transmission systems and natural gas pipelines are part of interconnected systems with other operators’ facilities; therefore, a cyber-related disruption in another operator’s system could negatively impact the Company's business.
The Company’s accounting systems and its ability to collect information and invoice customers for products and services could be disrupted. If the Company’s operations are disrupted, it could result in decreased revenues and remediation costs that could adversely affect the Company's results of operations and cash flows.
The Company is subject to cybersecurity and privacy laws, regulations and security directives of many government agencies, including TSA, FERC and NERC. NERC issues comprehensive regulations and standards surrounding the security of bulk power systems and continually updates these requirements, as well as establishing new requirements with which the utility industry must comply. As these regulations evolve, the Company may experience increased compliance costs and may be at higher risk for violating these standards. Experiencing a cybersecurity incident could cause the Company to be non-compliant with applicable laws and regulations, causing the Company to incur costs related to legal claims, proceedings and regulatory fines or penalties. The SEC has adopted rules that require the Company to provide disclosures around cybersecurity risk management, strategy, and governance, as well as disclose the occurrence of material cybersecurity incidents. These rules may also require the Company to report a cybersecurity incident before the Company has been able to fully assess its impact or remediate the underlying issue. Efforts to comply with such reporting requirements could divert management's attention from the Company's incident response and could potentially reveal system vulnerabilities to threat actors. Failure to timely report incidents under these or other similar rules could also result in monetary fines, sanctions or subject the Company to other forms of liability. This regulatory environment is increasingly challenging and may present material obligations and risks to the Company's business, including significantly expanded compliance burdens, costs, and enforcement risks.
The Company, through the ordinary course of business, requires access to sensitive customer, supplier, employee and Company data. A breach of the Company's systems could compromise sensitive data and could go unnoticed for some time. Such an event could result in negative publicity and reputational harm, remediation costs, legal claims and fines that could have an adverse effect on the Company's financial results. Third-party service providers that perform critical business functions for the Company or have access to sensitive information within the Company also may be vulnerable to security breaches and information technology risks that could adversely affect the Company.

26 MDU Resources Group, Inc. Form 10-K

Index
Part I

The Company’s information systems experience ongoing and often sophisticated cyberattacks by a variety of sources with the apparent aim to breach the Company's cyber-defenses. The Company may face increased cyber risk due to the increased use of employee-owned devices, work from home arrangements, and the separation of Everus. Such incidents could have a material adverse effect in the future as cyberattacks continue to increase in frequency and sophistication. The Company is continuously reevaluating the need to upgrade and/or replace systems and network infrastructure. These upgrades and/or replacements could adversely impact operations by imposing substantial capital expenditures, creating delays or outages, or experiencing difficulties transitioning to new systems. System disruptions, if not anticipated and appropriately mitigated, could adversely affect the Company.
Artificial intelligence presents challenges that can impact the Company's business by posing security risks to confidential or proprietary information and personal data
The use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to business operations. The Company has, and may again in the future, adopt and integrate certain artificial intelligence tools into its systems for specific use cases. The Company’s vendors and third-party partners may incorporate artificial intelligence tools into their offerings with or without disclosing this use to the Company. The providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards concerning privacy and data protection, which may result in a loss of intellectual property or confidential information and/or cause harm to the Company’s reputation and the public perception of the effectiveness of its security measures. Further, bad actors around the world use increasingly sophisticated methods, including artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage the Company’s reputation, result in the loss of valuable property and information and adversely impact its business.
Pandemics may have a negative impact on the Company's business operations, revenues, results of operations, liquidity and cash flows.
Pandemics have disrupted national, state and local economies in the past and may again in the future. To the extent pandemics adversely impact the Company's businesses, operations, revenues, liquidity or cash flows, they could also have a heightened effect of other risks. The degree to which pandemics impact the Company depends on, among other things, federal, state and local mandates, actions taken by governmental authorities, availability, timing and effectiveness of vaccines being administered, and the pace and extent to which the economy recovers and operates under normal market conditions.
Separation Risks
If the completed separations of Knife River or Everus, together with certain related transactions, were to fail to qualify as transactions that are generally tax-free for U.S. federal income tax purposes, the Company and its stockholders could be subject to significant tax liabilities.
The Company completed the separations of Knife River and Everus on May 31, 2023, and October 31, 2024, respectively. In connection with the completed separations, the Company received private letter rulings from the IRS and opinion(s) of outside counsel regarding the qualification of certain elements of the separations and distributions under Section 355(a) of the Code. Notwithstanding prior receipt of IRS private letter rulings and opinion(s) of tax advisors, the IRS could determine that the completed distributions and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the representations, assumptions, or undertakings upon which the IRS private letter rulings or the opinion(s) of tax advisors were based are false or have been violated. In addition, neither the IRS private letter rulings nor opinion(s) of tax advisors will address all of the issues that are relevant to determining whether the distributions, together with certain related transactions, qualifies as transactions that are generally tax-free for U.S. federal income tax purposes. Further, opinion(s) of tax advisors represent the judgment of such tax advisors and are not binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in the opinion(s) of tax advisors. Accordingly, notwithstanding receipt by the Company of the IRS private letter rulings and the opinion(s) of tax advisors, there can be no assurance that the IRS will not assert that the distributions and/or certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail in such challenge, the Company and its stockholders could be subject to significant U.S. federal income tax liability.

Item 1B. Unresolved Staff Comments
The Company has no unresolved comments with the SEC.

MDU Resources Group, Inc. Form 10-K 27

Index
Part I

Item 1C. Cybersecurity
Risk Management and Strategy
Overall Risk Management
The Company has implemented a cyber risk management program to help ensure that the Company's electronic information and information systems are protected from various threats. The cyber risk management program is maintained as part of the Company's overall governance, ERM program and compliance program. The Company's information systems experience ongoing and often sophisticated cyberattacks by a variety of sources with the apparent aim to breach the Company's cyber-defenses. The Company has and may continue to face increased cyber risk due to the increased use of employee-owned devices and work from home arrangements. The Company is continuously reevaluating the need to upgrade and/or replace systems and network infrastructure. These upgrades and/or replacements could adversely impact operations by imposing substantial capital expenditures, creating delays or outages, or experiencing difficulties transitioning to new systems. System disruptions, if not anticipated and appropriately mitigated, could adversely affect the Company. The Company continually assesses risks from cybersecurity threats and adapts and enhances its controls accordingly.
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
Other Risk Factors
Notwithstanding the breadth of the Company's information security program, the Company may be unsuccessful in preventing or mitigating a cybersecurity event that could have a material adverse impact. See “Item 1A – Risk Factors – Other Risks – Technology disruptions or cyberattacks could adversely impact the Company's operations.”
Governance
Board of Directors Oversight
The Company's board of directors, as a whole and through its committees, has responsibility for oversight of risk management. In its risk oversight role, the board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate for identifying, assessing, and managing risk. The audit committee of the board of directors of the Company is responsible for oversight of risks from cybersecurity threats.

28 MDU Resources Group, Inc. Form 10-K

Index
Part I

Management's Role Managing Risk
The Company's CIO plays a large role in informing the audit committee of the board of directors on cybersecurity risks. The audit committee of the board of directors receives presentations and reports from the CIO on cybersecurity related issues which include information security, technology risks and risk mitigation programs regularly at the quarterly board meetings. In addition to scheduled meetings, the CIO and audit committee of the board of directors maintain an ongoing dialogue regarding emerging or potential cybersecurity risks.
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
Monitor, Manage, and Safeguard Against Cybersecurity Incidents and Risks
The Company's CIO, along with its director of cybersecurity and a designated security team of professionals, are responsible for assessing and managing risks as well as developing and implementing policies, procedures, and practices based on the range of threats faced by the Company. There are processes around access management, data security, encryption, asset management, secure system development, security operations, network and device security to provide safeguards from a cybersecurity incident along with continual monitoring of various threat intelligence feeds.
Cyber Risk Management Personnel
The Company's director of cybersecurity reports to the CIO and the CIO reports directly to the Company's chief executive officer. The Company's CIO who served as the first CIO of the Company since 2016, oversaw the information technology and cybersecurity portfolios until her retirement on January 10, 2025. A new CIO from within the Company was named to succeed the retiring CIO and holds both a bachelor's and master's degree in business administration with over 25 years of information technology experience in the energy and utilities business. The director of cybersecurity has a bachelor’s degree in computer information systems, over 25 years of information security experience, and holds certified information systems security professional and certified risk and information systems control certifications. The other members of information technology director level leadership also responsible for managing cybersecurity risks have degrees including Bachelor of Computer Information Systems, information systems management, electronics, electrical engineering, business administration, and accounting, along with certified information systems auditor certification and a cybersecurity fundamentals certificate.
Cyber Risk Oversight Committee
Additionally, in 2014 the board of directors established CyROC to provide executive management and the audit committee of the board of directors with analyses, appraisals, recommendations and pertinent information concerning cyber defense of the Company's electronic information, information technology and operation technology systems. The CyROC is responsible for guiding the Company's comprehensive cybersecurity policies and oversight of cybersecurity risks. The CyROC is chaired by the Company's CIO and is comprised of members such as the chief financial officer, information technology leaders, internal auditors, and other leaders from across the Company.

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

MDU Resources Group, Inc. Form 10-K 29

Index
Part II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock is listed on the NYSE under the symbol "MDU."
As of February 13, 2025, the Company's common stock was held by approximately 8,700 stockholders of record.
Based on the Company becoming a pure-play regulated energy delivery business, the Company's board of directors established a long-term dividend payout ratio target of 60 percent to 70 percent of regulated energy delivery earnings. The Company has an 87-year history of uninterrupted dividend payments to stockholders and remains committed to paying a competitive dividend. The Company depends on earnings and dividends from its subsidiaries to pay dividends on common stock. The declaration and payment of dividends is at the sole discretion of the board of directors, subject to limitations imposed by agreements governing the Company's indebtedness, federal and state laws, and applicable regulatory limitations. For more information on factors that may limit the Company's ability to pay dividends, see Item 8 - Note 12.
The following table includes information with respect to the Company's purchase of equity securities:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2024	—	—	—	—
November 1 through November 30, 2024	46,341	$18.34	—	—
December 1 through December 31, 2024	—	—	—	—
Total	46,341	$18.34	—	—
(1)    Represents MDU original issue shares of common stock in connection with annual stock grants made to the Company's non-employee directors.
(2)    Not applicable. The Company does not currently have in place any publicly announced plans or programs to repurchase equity securities.

Item 6.
Reserved.

30 MDU Resources Group, Inc. Form 10-K

Index
Part II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The Company provides essential services, delivering reliable energy that powers lives. Through its infrastructure investments and operations the Company drives economic growth, supports communities, and energizes businesses that keep America moving.
Strategic Initiatives On May 31, 2023, the Company completed the separation of Knife River, its construction materials and contracting business, resulting in Knife River becoming an independent, publicly-traded company. The Company's board of directors approved the distribution of approximately 90 percent of the issued and outstanding shares of Knife River to the Company's stockholders. Stockholders of the Company received one share of Knife River common stock for every four shares of the Company's common stock held on May 22, 2023, the record date for the distribution. The Company retained approximately 10 percent or 5.7 million shares of Knife River common stock immediately following the separation, which were disposed of in a tax-free exchange in November 2023. The separation of Knife River was a tax-free spinoff transaction to the Company's stockholders for U.S. federal income tax purposes.
On October 31, 2024, the Company completed the separation of Everus, its construction services business, resulting in Everus becoming an independent, publicly-traded company. The Company's board of directors approved the distribution of all the outstanding shares of Everus common stock to the Company's stockholders. Stockholders of the Company received one share of Everus common stock for every four shares of the Company's common stock held as of the close of business on October 21, 2024, the record date for the distribution. The separation of Everus was a tax-free spinoff transaction to the Company's stockholders for U.S. federal income tax purposes, except for cash received in lieu of fractional shares.
The Company incurred costs in connection with the strategic initiatives in 2022, 2023 and 2024, as noted in the Business Segment Financial and Operating Data section, and expects the majority of the separation costs have already been incurred.
Based on the Company becoming a pure-play regulated energy delivery business, the Company's board of directors established a long-term dividend payout ratio target of 60 percent to 70 percent of regulated energy delivery earnings. The Company has an 87-year history of uninterrupted dividend payments to stockholders and remains committed to paying a competitive dividend.
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

MDU Resources Group, Inc. Form 10-K 31

Index
Part II

Consolidated Earnings Overview
The following table summarizes the contribution to the consolidated income by each of the Company's business segments.

Years ended December 31,	2024	2023	2022
	(In millions, except per share amounts)
Electric	$74.8	$71.6	$57.1
Natural gas distribution	46.9	48.5	45.2
Pipeline	68.0	47.4	36.2
Other	(8.6)	162.6	(21.2)
Income from continuing operations	181.1	330.1	117.3
Discontinued operations, net of tax	100.0	84.6	250.2
Net income	$281.1	$414.7	$367.5
Earnings per share - basic:
Income from continuing operations	$.89	$1.62	$.58
Discontinued operations, net of tax	.49	.42	1.23
Earnings per share - basic	$1.38	$2.04	$1.81
Earnings per share - diluted:
Income from continuing operations	$.88	$1.62	$.58
Discontinued operations, net of tax	.49	.41	1.23
Earnings per share - diluted	$1.37	$2.03	$1.81
The Company completed the separations of Knife River on May 31, 2023, its former construction materials and contracting segment, and of Everus on October 31, 2024, its former construction services segment, into new independent publicly-traded companies. As a result of these separations, the historical results of operations for Knife River and Everus are shown in discontinued operations, net of tax, except for allocated general corporate overhead costs of the Company, which did not meet the criteria for discontinued operations and are reflected in Other. Also included in discontinued operations are certain strategic initiative costs associated with the separations of Knife River and Everus. Other includes activity for Everus for ten months in 2024 compared to the full year in 2023 and Knife River activity for five months in 2023 compared to the full year in 2022.
2024 compared to 2023 The Company's consolidated earnings decreased $133.6 million primarily due to the absence of the Company's 2023 gain of $186.6 million related to the tax-free exchange of its retained shares in Knife River, partially offset by increased earnings at the pipeline and electric businesses.
•The electric business experienced higher retail sales revenue due to rate relief in North Dakota, South Dakota and Montana. Lower volumes from the majority of customers, primarily due to cooler weather in the second quarter, and higher operation and maintenance expense, primarily contract services costs, partially offset the increases.
•Decreased earnings at the natural gas distribution business was largely the result of higher operation and maintenance expense, primarily higher contract services costs, higher payroll-related costs, and higher software expenses. Also decreasing net income was higher depreciation and amortization expense, primarily due to increased asset additions. These decreases were partially offset by higher retail sales revenue, primarily due to rate relief in North Dakota and South Dakota.
•The pipeline's earnings increase was driven by higher transportation volumes, primarily from growth projects placed in service in November 2023 and throughout 2024 and increased contracted volume commitments beginning February 2023. Higher storage-related revenue and a full year of new transportation and storage service rates in 2024 further drove the increase. The business also benefited from proceeds received from a customer settlement that was recorded in other income and a decrease in the Company's effective state income tax rate. The increase was offset in part by higher operation and maintenance expense primarily attributable to payroll-related costs and higher materials, contract services and pipeline safety fees. The business incurred higher depreciation and amortization expense due to growth projects placed in service as discussed earlier, which was partially offset by fully depreciated assets. The business also incurred higher interest expense largely as a result of higher debt balances and higher property taxes.
•Other was impacted by the absence of the Company's 2023 gain of $186.6 million related to the tax-free exchange of its retained shares in Knife River. Partially offsetting the decrease in net income was lower operation and maintenance expense, largely a result of corporate overhead costs classified as continuing operations allocated to the construction materials business in 2023, which are not included in Other in 2024, and lower strategic initiative costs. Other also benefited from lower interest expense due to lower borrowings associated with funding strategic initiatives.

32 MDU Resources Group, Inc. Form 10-K

Index
Part II

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
•The Company's earnings from continuing operations were further impacted by $18.6 million in higher returns on the Company's nonqualified benefit plan investments, as discussed in Note 9, partially offset by higher costs incurred in connection with other strategic initiatives of $6.1 million, after tax.
A discussion of key financial data from the Company's business segments follows.
Business Segment Financial and Operating Data
Following are key financial and operating data for each of the Company's business segments. Also included are highlights on key growth strategies, projections and certain assumptions for the Company and its subsidiaries and other matters of the Company's business segments. Many of these highlighted points are "forward-looking statements." For more information, see Part I - Forward-Looking Statements. There is no assurance that the Company's projections, including estimates for growth and changes in earnings, will in fact be achieved. Please refer to assumptions contained in this section, as well as the various important factors listed in Item 1A - Risk Factors. Changes in such assumptions and factors could cause actual future results to differ materially from the Company's projections.
The Company’s CODM, the chief executive officer of MDU Resources Group, Inc., regularly reviews discrete financial information of each reportable segment and uses net income to assess performance of each reportable segment. The CODM uses this information to assess performance and make decisions about resources to be allocated to each reportable segment, including capital and personnel. The information provided to the CODM is prepared at the reportable segment level in quarterly financial packages and on a more summarized basis monthly. Budget and forecast information is also provided to the CODM at the reportable segment level.
For information pertinent to various commitments and contingencies, see Item 8 - Notes to Consolidated Financial Statements. For a summary of the Company's business segments, see Item 8 - Note 17.
Electric and Natural Gas Distribution
Strategy and challenges The electric and natural gas distribution segments provide electric and natural gas distribution services to customers, as discussed in Items 1 and 2 - Business Properties. Both segments strive to be top performing utility companies with a commitment to customers and communities, operational excellence, returns focused initiatives and an employee driven culture. The segments provide safe, reliable, competitively priced and environmentally responsible energy service to customers while focusing on growth and expansion opportunities within and beyond its existing territories. The Company is focused on cultivating organic growth while managing operating costs and monitoring opportunities for these segments to retain, grow and expand their customer base through extensions of existing operations, including building and upgrading electric generation, transmission and distribution, and natural gas systems, and through selected acquisitions of companies and properties with similar operating and growth objectives at prices that will provide stable cash flows and an opportunity to earn a competitive return on investment. The continued efforts to create operational improvements and efficiencies across both segments promotes the Company's business integration strategy. The primary factors that impact the results of these segments are the ability to earn authorized rates of return; weather; climate change laws, regulations and initiatives; competitive factors in the energy industry; population growth; and economic conditions in the segments' service areas.

MDU Resources Group, Inc. Form 10-K 33

Index
Part II

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
To date, many states have enacted, and others are considering, mandatory clean energy standards requiring utilities to meet certain thresholds of renewable and/or carbon-free energy supply. Over the long-term, the Company expects overall electric demand to be positively impacted by increased electrification trends, including electric vehicle adoption, as a means to address economy-wide carbon emission concerns, data center growth and changing customer conservation patterns. Recently, MISO and NERC announced concerns with reliability of the electric grid due to rapid expansion of renewables and retirement of baseload resources such as coal and the uncertainty of adequate energy production during certain periods of time, while load growth has increased faster than expected. Montana-Dakota filed its 2024 IRP with the NDPSC on July 12, 2024. With MISO's filed changes in resources adequacy at FERC and the adoption of direct loss of load accreditation for generation resources around riskiest hours on the system versus peak load hours, Montana-Dakota is seeing the need to add additional capacity resources to its system in 2028 versus 2034 as identified in its previous IRP. The Company will continue to monitor the progress of these changes and assess the potential impacts they may have on its stakeholders, business processes, results of operations, cash flows and disclosures.
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
In December 2022 and January 2023, natural gas prices significantly increased across the Pacific Northwest from multiple price-pressuring events including wide-spread below-normal temperatures and higher natural gas consumption; reduced natural gas flows due to pipeline constraints, including maintenance in West Texas; and historically low regional natural gas storage levels. Natural gas prices stabilized by March 2023. The higher natural gas prices in December 2022 and January 2023 impacted both Intermountain and Cascade, both of which borrowed short-term debt of $125.0 million and $150.0 million, respectively, in January 2023 to finance the increased natural gas costs. To assist in the recovery of higher natural gas costs, Intermountain filed an out-of-cycle purchased gas adjustment with the IPUC that was effective February 1, 2023, and collected interest costs associated with short-term borrowing. Effective November 1, 2023, as approved by the WUTC, Cascade started recovery in Washington of these increased gas costs over a period of two years rather than the normal one year period. In January 2024, Cascade and Intermountain made the final repayment on short-term debt of $50.0 million and $45.0 million, respectively. For a discussion of the Company's most recent cases by jurisdiction, see Item 8 - Note 20.

34 MDU Resources Group, Inc. Form 10-K

Index
Part II

In late summer and fall of 2023, electric fuel and purchased power prices increased across Montana-Dakota's integrated system. This was caused by transmission congestion in northwest North Dakota due to delays in additional SPP transmission line build-out, as well as additional load growth in the Bakken region. Electric fuel and purchased power prices remained elevated through January 2024. To assist in the recovery of the higher electric fuel and purchased power costs, Montana-Dakota filed waiver requests with the NDPSC and SDPUC, which were approved deferring the increased costs to the annual fuel clause adjustment. In Montana, the waiver request is filed monthly and was unopposed by the MTPSC. Montana-Dakota filed a complaint with FERC related to this issue on January 23, 2024. MISO also filed its own complaint with FERC against SPP on March 8, 2024. On September 10, 2024, FERC issued an order denying both Montana-Dakota and MISO's complaint regarding the issue. On October 10, 2024, Montana-Dakota and MISO filed with FERC for rehearing on FERC's decision to deny these complaints. Both rehearing requests were denied by operation of law on November 11, 2024. On January 2, 2025, Montana-Dakota filed a petition for review of the FERC decision with the United States Court of Appeals for the Eighth Circuit. MISO filed a petition for review of the FERC decision on January 8, 2025. On December 26, 2024, Montana-Dakota filed a request with the NDPSC for authorization to defer external legal expenses related to this congestion litigation and record those deferred expenses into a regulatory asset. Effective April 1, 2024, as approved by the NDPSC, Montana-Dakota started recovery in North Dakota of these increased costs over a period of two years rather than one year, which will lessen the impact to customers and allow more time for Montana-Dakota's FERC complaint to mature and have greater certainty of the outcome. In South Dakota and Montana, Montana-Dakota started recovery of these costs over a one-year period effective July 1, 2024.
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

MDU Resources Group, Inc. Form 10-K 35

Index
Part II

Earnings overview - The following information summarizes the performance of the electric segment.

				2024 vs. 2023	2023 vs. 2022
Years ended December 31,	2024	2023	2022	Variance	Variance
	(In millions)
Operating revenues	$414.5	$401.2	$377.1	3%	6%
Operating expenses:
Electric fuel and purchased power	141.2	134.8	119.4	5%	13%
Operation and maintenance	95.0	92.7	93.3	2%	(1)%
Depreciation and amortization	66.5	64.2	67.8	4%	(5)%
Taxes, other than income	17.6	16.7	16.9	5%	(1)%
Total operating expenses	320.3	308.4	297.4	4%	4%
Operating income	94.2	92.8	79.7	2%	16%
Other income	8.2	5.8	.5	41%	NM
Interest expense	30.0	28.0	28.5	7%	(2)%
Income before income taxes	72.4	70.6	51.7	3%	37%
Income tax benefit	(2.4)	(1.0)	(5.4)	140%	(81)%
Net income	$74.8	$71.6	$57.1	4%	25%

Operating statistics
	2024	2023	2022
Revenues (millions)
Retail sales:
Residential	$139.9	$134.1	$135.4
Commercial	165.8	164.1	142.7
Industrial	42.3	42.3	43.0
Other	7.8	7.1	7.3
	355.8	347.6	328.4
Other	58.7	53.6	48.7
	$414.5	$401.2	$377.1
Volumes (million kWh)
Retail sales:
Residential	1,159.5	1,180.2	1,226.4
Commercial	2,474.5	2,350.5	1,437.7
Industrial	528.9	583.7	596.1
Other	81.6	81.8	83.7
	4,244.5	4,196.2	3,343.9
Average cost of electric fuel and purchased power per kWh	$.025	$.024	$.026
Cooling degree days (% warmer (colder) than prior year)[1]
Montana	(0.7)%	(1.0)%	(16.1)%
North Dakota	(2.2)%	(5.4)%	(26.8)%
South Dakota	(27.0)%	(9.8)%	(15.0)%
Wyoming	46.1%	(26.4)%	(9.3)%
[1]Cooling degree days are a measure of the energy demand for cooling.
2024 compared to 2023 Electric earnings increased $3.2 million as a result of:
•Revenue increased $13.3 million.
◦Largely attributable to:
▪Rate relief of $7.1 million in North Dakota, South Dakota and Montana.
▪Higher fuel and purchased power costs of $6.4 million recovered in customer rates and offset in expense, as described below.
▪Higher miscellaneous revenue of $2.4 million, including higher transmission interconnect upgrades.
◦Partially offset by lower retail sales volumes of $2.6 million, driven primarily by lower residential volumes due to 37.0 percent cooler weather in the second quarter of 2024. There was a 1.2 percent increase in volumes, which includes an increase in commercial volumes from the data center as further discussed in the Outlook section.

36 MDU Resources Group, Inc. Form 10-K

Index
Part II

•Electric fuel and purchased power increased $6.4 million, largely the result of higher commodity prices.
•Operation and maintenance increased $2.3 million, largely the result of increased contract services and higher payroll-related costs.
•Depreciation and amortization increased $2.3 million.
◦Largely due to:
▪Increased depreciation of $2.2 million associated with higher property, plant and equipment balances, as a result of transmission projects placed in service to improve reliability and update aging infrastructure.
▪Higher depreciation rates, which are recovered in operating revenues.
•Taxes, other than income increased $900,000, largely as a result of higher payroll tax and higher property tax, primarily in Montana.
•Other income increased $2.4 million, primarily from:
◦Higher interest income of $2.7 million, largely related to a data center project of $1.6 million.
◦Higher short term investment balances.
◦Amounts related to higher deferred fuel and purchased power balances.
•Interest expense increased $2.0 million, largely the result of higher long-term interest expense due to incremental debt issuances.
•Income tax benefit increased $1.4 million, primarily due to higher production tax credits due to higher wind production.
2023 compared to 2022 Electric earnings increased $14.5 million as a result of:
•Revenue increased $24.1 million.
◦Largely attributable to:
▪Higher fuel and purchased power costs of $15.4 million recovered in customer rates and offset in expense, as described below.
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
•Electric fuel and purchased power increased $15.4 million, largely due to higher retail sales volumes, partially offset by lower commodity prices.
•Operation and maintenance expense decreased $600,000.
◦Largely the result of:
◦Decreased Coyote Station costs of $1.7 million due to the absence of the planned outage in 2022.
◦Lower materials expense of $500,000, partially due to the closure of Units 1 and 2 at Heskett Station.
◦Partially offset by increased payroll-related costs, which include higher employee incentive accruals.
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
•Other income increased $5.3 million.
◦Largely due to:
▪Higher returns on the Company's nonqualified benefit plan investments of $4.7 million, as discussed in Note 9.
▪Higher interest income of $1.3 million, largely related to contributions in aid of construction.
◦Offset in part by lower AFUDC equity due to higher average debt balance.
•Interest expense decreased $500,000, as a result of higher AFUDC debt, largely due to higher rates, partially offset by higher average interest rates.
•Income tax benefit decreased $4.4 million.
◦Largely due to:
▪Higher income taxes of $4.7 million related to higher taxable income.
▪Decreased excess deferred income tax amortization.
◦Partially offset by lower permanent tax adjustments.

MDU Resources Group, Inc. Form 10-K 37

Index
Part II

Earnings overview - The following information summarizes the performance of the natural gas distribution segment.

				2024 vs. 2023	2023 vs. 2022
Years ended December 31,	2024	2023	2022	Variance	Variance
	(In millions)
Operating revenues	$1,201.1	$1,287.5	$1,273.8	(7)%	1%
Operating expenses:
Purchased natural gas sold	699.3	805.1	816.1	(13)%	(1)%
Operation and maintenance	231.2	219.7	205.3	5%	7%
Depreciation and amortization	102.0	95.3	89.4	7%	7%
Taxes, other than income	76.0	75.2	71.1	1%	6%
Total operating expenses	1,108.5	1,195.3	1,181.9	(7)%	1%
Operating income	92.6	92.2	91.9	—%	—%
Other income	25.5	20.8	3.3	23%	NM
Interest expense	63.2	57.6	42.2	10%	36%
Income before income taxes	54.9	55.4	53.0	(1)%	5%
Income tax expense	8.0	6.9	7.8	16%	(12)%
Net income	$46.9	$48.5	$45.2	(3)%	7%

Operating statistics
	2024	2023	2022
Revenues (millions)
Retail sales:
Residential	$651.8	$726.1	$715.5
Commercial	400.8	441.2	450.9
Industrial	42.7	45.0	41.5
	1,095.3	1,212.3	1,207.9
Transportation and other	105.8	75.2	65.9
	$1,201.1	$1,287.5	$1,273.8
Volumes (MMdk)
Retail sales:
Residential	67.2	69.3	74.8
Commercial	46.9	47.9	51.0
Industrial	5.4	5.4	5.4
	119.5	122.6	131.2
Transportation sales:
Commercial	1.9	1.9	2.0
Industrial	192.6	188.4	165.7
	194.5	190.3	167.7
Total throughput	314.0	312.9	298.9
Average cost of natural gas per dk	$5.85	$6.57	$6.22
Heating degree days (% colder (warmer) than prior year)[1]
Idaho	(7.3)%	(9.0)%	16.1%
Minnesota	(12.6)%	(11.9)%	18.0%
Montana	(4.6)%	(2.8)%	0.8%
North Dakota[2]	(9.9)%	0.3%	9.5%
Oregon[2]	(4.3)%	(5.5)%	10.1%
South Dakota[2]	(10.0)%	(0.2)%	0.4%
Washington[2]	(0.2)%	(8.5)%	11.9%
Wyoming	(9.8)%	1.4%	1.6%
[1]Heating degree days are a measure of the daily temperature demand for energy for heating. [2]Weather normalization or decoupling mechanisms are in place that minimize the weather impact.

38 MDU Resources Group, Inc. Form 10-K

Index
Part II

2024 compared to 2023: Natural gas distribution earnings decreased $1.6 million as a result of:
•Revenue decreased $86.4 million.
◦Largely from:
▪Lower purchased natural gas sold and net environmental compliance of $105.8 million offset in expense, as described below.
▪Absence of 2023 approved rate recovery of short-term debt interest expense of $3.2 million in Idaho related to increased gas costs in 2023.
▪Absence of Washington excess deferred income tax settlement of $1.1 million.
▪A 2.4 percent decrease in retail sales volumes to residential and commercial customer classes, offset in part by weather normalization and decoupling mechanisms of $4.2 million in certain jurisdictions.
◦Partially offset by:
▪Rate relief of $14.1 million primarily in North Dakota and South Dakota.
▪Higher conservation revenues of $4.1 million that were offset in expense, as described below.
▪Higher transportation volumes of $3.1 million due to 2.2 percent higher volumes, largely higher industrial customers, offset by lower electric generation.
▪Decrease in Oregon natural gas cost sharing of $1.7 million.
•Purchased natural gas sold decreased $105.8 million, largely due to lower commodity costs of $130.2 million and lower volumes of natural gas purchased of $23.6 million. These decreases were partially offset by net environmental compliance costs and emission allowance sales revenue of $48.0 million.
•Operation and maintenance increased $11.5 million.
◦ Primarily due to:
▪Higher conservation-related costs of $4.1 million which are recovered in rates, as discussed above.
▪Higher contract services of $3.5 million, primarily due to consulting and legal fees largely related to rate case filings, and higher subcontractor payments.
▪Higher payroll and benefit-related costs of $3.2 million.
▪Higher software related expenses of $1.8 million.
•Depreciation and amortization increased $6.7 million, primarily resulting from growth and replacement projects placed in service.
•Taxes, other than income increased $800,000, primarily from higher payroll taxes of $1.0 million and higher property taxes of $500,000, partially offset by lower revenue-based taxes of $700,000, which are recovered in rates.
•Other income increased $4.7 million.
◦Due to higher interest income of $5.4 million, largely due to:
▪Higher interest on regulatory deferral balances.
▪Higher interest income associated with RNG projects of $2.2 million.
◦Partially offset by higher pension expense of $1.1 million.
•Interest expense increased $5.6 million, primarily from higher long-term debt balances from debt issued in 2023 and 2024 and higher commercial paper and revolving credit agreement balances, partially offset by lower short-term debt due to short term debt repayments.
•Income tax expense increased $1.1 million largely the result of permanent tax adjustments.
2023 compared to 2022 Natural gas distribution earnings increased $3.3 million as a result of:
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
•Partially offset by:
◦ Lower purchased gas sold of $10.8 million, recovered in customer rates that was offset in expense, as described below.
◦ A 6.6 percent decrease in retail sales volumes to all customer classes, offset in part by weather normalization and decoupling mechanisms in certain jurisdictions.
•Purchased natural gas sold decreased $11.0 million, primarily due to lower volumes of natural gas purchased of $59.8 million, largely offset by higher natural gas costs of $48.7 million as a result of higher market prices. Purchased natural gas sold includes the absence of the prior year disallowance of $845,000 ordered by the MNPUC.

MDU Resources Group, Inc. Form 10-K 39

Index
Part II

•Operation and maintenance increased $14.4 million.
◦Primarily due to:
▪Higher payroll-related costs of $12.6 million, primarily higher employee incentive accruals and straight-time payroll.
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
•Other income increased $17.5 million.
◦Driven by:
▪Higher interest income of $11.3 million, largely related to purchased gas costs.
▪Higher returns on the Company's nonqualified benefit plans of $6.9 million, as discussed in Note 9.
◦Offset in part by higher pension and postretirement expense.
•Interest expense increased $15.4 million, primarily from higher short-term and long-term debt balances from debt issued in 2023 and 2022 and higher interest rates, partially offset by higher AFUDC debt of $2.6 million, due to higher rates.
•Income tax expense decreased $900,000 largely the result of higher permanent tax adjustments, partially offset by higher income before income taxes.
Outlook In 2024, the utility business experienced rate base growth of 6.8 percent and expects these segments will grow rate base by approximately 7 percent to 8 percent annually over the next five years on a compound basis. Operations are spread across eight states where the Company expects customer growth to be higher than the national average. In 2024 and 2023, these segments experienced retail customer growth of approximately 1.4 percent and 1.3 percent, respectively, and the Company expects customer growth to continue to average 1 percent to 2 percent per year. This customer growth, along with system upgrades and replacements needed to supply safe and reliable service, will require investments in new and replacement electric and natural gas systems.
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
Existing and proposed emissions reduction plans from the EPA could require the owners of Coyote Station to incur significant new costs. The EPA's GHG and mercury emissions standards finalized in May 2024 would require additional pollution controls to operate beyond 2031 and 2027, respectively, with a potential extension to add pollution controls that may be granted. If the owners decide to incur such costs, the costs could, dependent on determination by state regulatory commissions on approval to recover such costs from customers, negatively impact the Company's results of operations, financial position and cash flows. On December 2, 2024, the EPA issued a final decision on the NDDEQ's state implementation plan, maintaining the proposed disapproval of the state's conclusion that no additional controls are warranted during this implementation period. The EPA did not issue a federal implementation plan in place of the state plan and would have two years from state plan disapproval to either propose a federal plan or approve a new state plan. Coyote Station co-owners filed a petition for review with the Eighth Circuit Court of Appeals on January 31, 2025, challenging EPA's NDDEQ state plan disapproval, and filed a petition for reconsideration with the EPA on February 6, 2025. The Company is one of four owners of Coyote Station and cannot make a unilateral decision on the plant's future; therefore, the Company could be negatively impacted by decisions of the other owners. The joint owners continue to collaborate in analyzing data and weighing decisions that impact the plant and its employees as well as each company's customers and communities served.

40 MDU Resources Group, Inc. Form 10-K

Index
Part II

On March 4, 2023, the Company began to provide power for Applied Digital's data center near Ellendale, North Dakota under an interim electric service agreement approved by the NDPSC, and on June 6, 2023, the NDPSC unanimously approved the Company's electric service agreement request. At full capacity, the data center requires 180 megawatts of electricity, which is the equivalent of about 28 percent of the Company's generation portfolio. Applied Digital's load is purchased from the MISO market and does not impact other customers' power supply. On October 2, 2023, the Company filed with the NDPSC an electric service agreement request to serve an additional 225 megawatt data center load with Applied Digital in its service territory, which was approved on May 23, 2024. On September 5, 2024, the Company filed an amendment to the electric service agreement previously approved by the NDPSC, increasing the service provided from 225 megawatts to 350 megawatts, which was approved on February 5, 2025. A portion of the additional data center load is expected to be online in 2025.
On August 5, 2024, the Company filed a request with the SDPUC seeking approval on an electric service agreement to provide up to 50 megawatts of electricity to a data center near Leola, South Dakota. Construction on the data center is scheduled to begin in the spring of 2025, pending delays due to the development of new local siting requirements for the data center.
The Infrastructure Investment and Jobs Act, commonly known as the Bipartisan Infrastructure Law, was enacted in the fourth quarter of 2021 and is providing long-term opportunities by designating funds for investments such as upgrades to electric and grid infrastructure, transportation systems, and electric vehicle infrastructure. In addition, the IRA provides $369 billion in new funding for clean energy programs. These programs include new tax incentives for solar, battery storage and hydrogen development along with funding to expand the production of electric vehicles and the build out of infrastructure to support electric vehicles. The Company is pursuing various opportunities under the Grid Resilience and Innovative Partnerships Program, which is a part of the Infrastructure Investment and Jobs Act, and is also pursuing a biogas property at the Knott Landfill site in Bend, Oregon which may qualify for an investment tax credit and clean fuel production credits as part of the IRA. The Company will continue to monitor additional opportunities from these legislative items.
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
The Electric Generation and Greenhouse Gas Rule establishes GHG emissions standards for new natural gas-fired electric generating units and existing coal units. It is anticipated this rule could affect Montana-Dakota’s jointly owned coal-fired units. The joint owners continue to evaluate compliance options. This rule is currently being challenged before the DC Circuit Court. Montana-Dakota is participating in this challenge. Though the case has been fully briefed and oral argument has taken place, the EPA has requested the court hold the case in abeyance in order to allow new leadership to review the underlying rule, which was granted by the court on February 19, 2025.
The Mercury and Air Toxics Standards Rule tightens mercury emissions and non-mercury metals emissions standards for coal-fired generation facilities. The stricter mercury emissions limit for lignite-fired units will require Coyote Station to increase existing emission controls. In addition, Big Stone Station and Coyote Station must install particulate matter continuous emissions monitoring systems to monitor compliance with the revised non-mercury metals emission standard. Compliance with the revised emission standards and monitoring requirements must be demonstrated by May 7, 2027. This rule is likewise being challenged in the DC Circuit Court.
The Legacy Coal Combustion Residuals Rule requires utilities to evaluate older coal ash disposal units at certain inactive and active electric generating facilities. Montana-Dakota must complete facility evaluations by February 8, 2027, to determine if legacy ash is present and assess the extent of ash on site. If legacy ash is present, Montana-Dakota must monitor and evaluate for potential impacts and may need to conduct additional closure and remediation. The cost of additional remediation or closure activities may be material. This rule also faces challenge in the DC Circuit Court.
The fourth rule, the Effluent Limitations Guidelines Rule is not expected to have impacts on any owned or co-owned Montana-Dakota facilities.
If the costs to comply with these rules are not fully recoverable from customers, they could have a material adverse effect on the Company's results of operations and cash flows.
On January 20, 2025, President Trump released an Executive Order "Unleashing American Energy" that may impact these rules as it requires federal agencies within 30 days to review rules that potentially burden the development of domestic energy resources, and develop and implement action plans to suspend, revise or rescind the rules.
•In Oregon, the Climate Protection Program Rule was approved in December 2021, which required natural gas companies to significantly reduce GHG emissions from customer use of natural gas starting in 2022. This rule was ultimately invalidated due to a procedural issue by the Oregon Court of Appeals, with final judgement issued in February 28, 2024.

MDU Resources Group, Inc. Form 10-K 41

Index
Part II

On July 30, 2024, the ODEQ released the proposed new Climate Protection Program Rule. On November 21, 2024, the Oregon Environmental Quality Commission adopted the new Climate Protection Program Rule. Like the prior rule, natural gas companies are required to significantly reduce GHG emissions 50 percent below the baseline by 2035 and 90 percent below the baseline by 2050. Each year, ODEQ will distribute compliance instruments to the Company at no cost and will decline annually in step with the reduction from baseline. The first compliance period is three years, from 2025 to 2027, with compliance demonstrations required by December 9 of the year following the end of a compliance period. Compliance periods are two years in length thereafter. The Company intends to meet its obligations through surrendering no cost emissions allowances and will fill remaining compliance obligations by investing in additional customer conservation and energy efficiency programs, purchasing community climate investment credits, and purchasing low carbon fuels such as RNG. Cascade is evaluating customer bill impacts from the new rule.
Cascade began incurring expenses in 2022 to comply with the prior Climate Protection Program Rule. The OPUC has authorized Cascade, through a deferred accounting order, to collect $4.2 million in actual 2022 and 2023 costs related to the prior Climate Protection Program Rule. The average residential customer will experience a monthly bill increase of $1.75 or 2.4 percent. Cascade also expects the compliance costs for the new Climate Protection Program Rule to be recovered through customer rates. On August 30, 2024, the Company filed a request for reauthorization of the use of deferred accounting for costs related to the decarbonization programs in Oregon. Due to the timing of regulatory recovery, future compliance obligation purchases could impact the Company's operating cash flow. For more information about this rule and associated compliance costs, see Items 1 and 2 - Business Properties.
•In Washington, the Climate Commitment Act requires natural gas distribution companies to reduce overall GHG emissions 45 percent below 1990 levels by 2030, 70 percent below 1990 levels by 2040 and 95 percent below 1990 levels by 2050. The Company must demonstrate that it has met GHG emissions reduction goals through a combination of on-site emissions reductions and the use of approved allowances and offsets. Some emissions allowances are allocated by the Washington DOE to the Company at no cost and a portion of these are required to be sold at auction to generate revenue for the benefit of customers.
The Company expects compliance costs for these regulations will be recovered through customer rates. It is projected customer bills could increase substantially as a result of the legislation. The WUTC has approved Cascade’s request for a deferred accounting order, which will allow Cascade to collect $20.6 million in compliance costs within a ten month recovery period from June 1, 2024 through March 31, 2025. Due to the timing of regulatory recovery, the purchase of allowances could impact the Company's operating cash flow. For more information about this rule and associated compliance costs, see Items 1 and 2 - Business Properties.
•The Washington SBCC on November 28, 2023 and December 12, 2023, adopted residential and commercial building code amendments that will significantly limit the use of natural gas for space and water heating in new and retrofitted commercial and multifamily buildings and proposed the review of similar restrictions in the future for residential buildings. These amendments came after previous, similar state building code amendments were stayed by the SBCC after legal challenge by Cascade, along with two other local natural gas distribution companies in Washington and a coalition of homeowners, builders, and suppliers. Cascade did not believe such revisions addressed the issues which existed in the initial amendments. On May 15, 2024, the Company filed a joint complaint seeking declaratory and injunctive relief under federal law against the Washington SBCC's adoption of the Washington State Energy Code.
Initiative Measure No. 2066, which was approved by voters, prohibits the Washington State Energy Code from "in any way prohibit, penalize, or discourage the use of gas for any form of heating, or for uses related to any appliance or equipment, in any building." It is being challenged in the King County Superior Court. The Building Association of Washington is concurrently litigating to enforce SBCC compliance with the initiative and is also active in the legal defense of Initiative Measure No. 2066 from activist litigation.
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

42 MDU Resources Group, Inc. Form 10-K

Index
Part II

Pipeline
Strategy and challenges The pipeline segment provides natural gas transportation, underground storage and energy-related services, including cathodic protection, as discussed in Items 1 and 2 - Business Properties. The segment focuses on utilizing its extensive expertise in the design, construction and operation of energy infrastructure and related services to increase market share and profitability through optimization of existing operations, organic growth and investments in energy-related assets within or in close proximity to its current operating areas. The segment focuses on the continual safety and reliability of its systems, which entails building, operating and maintaining safe natural gas pipelines and facilities. The segment continues to evaluate growth opportunities including the expansion of natural gas facilities; incremental pipeline projects; and expansion of energy-related services leveraging on its core competencies. In support of this strategy, the Company completed the following growth projects in 2023 and 2024:
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
•In November 2024, the Company closed on the purchase of a 28-mile natural gas pipeline lateral in northwestern North Dakota.
•In December 2024, the Wahpeton Expansion project was placed in service and increased system capacity by approximately 20 MMcf of natural gas per day.
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

MDU Resources Group, Inc. Form 10-K 43

Index
Part II

Earnings overview - The following information summarizes the performance of the pipeline segment.

				2024 vs. 2023	2023 vs. 2022
Years ended December 31,	2024	2023	2022	Variance	Variance
	(In millions)
Operating revenues	$211.8	$177.6	$155.6	19%	14%
Operating expenses:
Operation and maintenance	75.7	70.8	60.9	7%	16%
Depreciation and amortization	29.4	26.8	26.9	10%	—%
Taxes, other than income	12.2	10.8	12.3	13%	(12)%
Total operating expenses	117.3	108.4	100.1	8%	8%
Operating income	94.5	69.2	55.5	37%	25%
Other income	6.5	3.9	1.3	67%	200%
Interest expense	15.5	13.3	10.1	17%	32%
Income before income taxes	85.5	59.8	46.7	43%	28%
Income tax expense	17.5	12.4	10.5	41%	18%
Income from continuing operations	68.0	47.4	36.2	43%	31%
Discontinued operations, net of tax*	—	(.5)	(.9)	(100)%	(44)%
Net income	$68.0	$46.9	$35.3	45%	33%
*Discontinued operations includes interest on debt facilities repaid in connection with the Knife River separation.

Operating statistics
	2024	2023	2022
Transportation volumes (MMdk)	613.2	567.2	482.9
Customer natural gas storage balance (MMdk):
Beginning of period	37.7	21.2	23.0
Net injection (withdrawal)	6.4	16.5	(1.8)
End of period	44.1	37.7	21.2
2024 compared to 2023 Pipeline earnings increased $21.1 million as a result of:
•Revenues increased $34.2 million.
◦Driven by increased transportation volumes, largely due to:
▪Increased transportation volumes and demand revenue from growth projects placed in service in November 2023 and throughout 2024 of $19.8 million.
◦Higher storage-related revenues of $7.1 million.
◦New transportation and storage rates effective August 1, 2023 of $6.7 million.
◦Partially offsetting these increases was an expired negotiated contract converted to tariff rate.
•Operation and maintenance increased $4.9 million.
◦Primarily due to:
▪Higher payroll-related costs of $3.9 million.
▪Higher materials, contract services and pipeline safety fees.
◦Partially offset by lower legal and consulting costs, due to absence of rate case related expenses.
•Depreciation and amortization increased $2.6 million due to higher plant balances associated with growth projects placed in-service, as previously discussed, partially offset by fully depreciated assets.
•Taxes, other than income increased $1.4 million, largely resulting from higher property taxes in Montana and North Dakota.
•Other income increased $2.6 million, primarily due to:
◦Proceeds received from a customer settlement of $2.0 million.
◦Higher interest income of $700,000.
•Interest expense in continuing operations increased $2.2 million, resulting from higher debt balances to fund capital expenditures, as previously discussed, partially offset by lower average debt rates.
•Income tax expense in continuing operations increased $5.1 million, largely due to higher income before income taxes, partially offset by a decrease in the state effective rate largely due to growth in North Dakota.

44 MDU Resources Group, Inc. Form 10-K

Index
Part II

2023 compared to 2022 Pipeline earnings increased $11.6 million as a result of:
•Revenues increased $22.0 million.
◦Driven by increased transportation volume revenues, largely due to:
▪Increased contracted volume commitments and a full year of benefit from the North Bakken Expansion project of $9.9 million.
▪Increased transportation volumes and demand revenue from other organic growth projects placed in service in November 2023 and August 2022.
◦New rates effective August 1, 2023, of $5.0 million.
◦Higher storage-related revenues
◦Higher non-regulated project revenues of $2.6 million.
◦Partially offsetting these increases was the non-renewal of certain contracts.
•Operation and maintenance increased $9.9 million.
◦Primarily due to:
▪Higher payroll-related costs of $6.9 million, largely related to lower incentive accruals and benefit-related costs.
▪Higher non-regulated project costs of $1.2 million directly associated with higher non-regulated project revenues, as previously discussed.
▪Higher contract services and insurance costs.
•Depreciation and amortization decreased $100,000 due to fully depreciated plant, largely offset by higher plant balances associated with growth projects placed in-service, as previously discussed.
•Taxes, other than income decreased $1.5 million, largely resulting from lower property taxes in Montana.
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
Outlook The Company has continued to experience the effect of associated natural gas production in the Bakken, which has provided opportunities for organic growth projects and increased transportation demand. The completion of organic growth projects has contributed to higher volumes of natural gas the Company transports through its system. Bakken natural gas production is currently at or near record levels and the outlook remains positive with continued growth expected due to new oil wells and increasing gas to oil ratios.
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
In 2024, the EPA published several final rules related to GHG emissions from the oil and natural gas industry. These rules update, strengthen and expand standards to reduce GHG emissions and other air pollutants from new and existing oil and gas facilities, revise the GHG reporting rules to improve the monitoring, measurement, calculation and reporting of GHG data, and incorporate the Waste Emissions Charge provisions from the IRA. The Company continues to monitor and assess these rulemakings and the potential impacts they may have on its business processes, current and future projects, results of operations and disclosures.
The Company continues to focus on improving existing operations and growth opportunities through organic projects in all areas in which it operates, which includes additional projects with local distribution companies, Bakken area producers, electric generation customers and industrial customers in various stages of development, including:
•Signed agreements for an expansion project, to serve a new electric generation facility in northwest North Dakota, with a targeted in-service date of late 2028.
•Potential Bakken East Pipeline project, which could consist of 375 miles of pipeline construction from western North Dakota to the eastern part of the state. A non-binding open season for the project concluded on January 31, 2025. The Company is currently evaluating the results.
See Capital Expenditures within this section for information on the expenditures related to these growth projects.

MDU Resources Group, Inc. Form 10-K 45

Index
Part II

Other

				2024 vs. 2023	2023 vs. 2022
Years ended December 31,	2024	2023	2022	Variance	Variance
	(In millions)
Operating revenues	$.2	$.2	$.1	—%	100%
Operating expenses:
Operation and maintenance	13.3	24.9	21.6	(47)%	15%
Depreciation and amortization	2.2	4.1	4.4	(46)%	(7)%
Taxes, other than income	.4	.4	.3	—%	33%
Total operating expenses	15.9	29.4	26.3	(46)%	12%
Operating loss	(15.7)	(29.2)	(26.2)	(46)%	11%
Gain on tax-free exchange of retained shares in Knife River	—	186.6	—	(100)%	100%
Other income (expense)	16.6	16.4	(1.3)	1%	NM
Interest expense	15.0	19.3	.5	(22)%	NM
Income (loss) before income taxes	(14.1)	154.5	(28.0)	(109)%	NM
Income tax benefit	(5.5)	(8.1)	(6.8)	(32)%	19%
Income (loss) from continuing operations	(8.6)	162.6	(21.2)	(105)%	NM
Discontinued operations, net of tax	100.0	85.1	251.1	18%	(66)%
Net income	$91.4	$247.7	$229.9	(63)%	8%
NM - not meaningful
The Company completed the separations of Knife River, its former construction materials and contracting segment, on May 31, 2023 and Everus, its former construction services segment, on October 31, 2024, into new independent publicly-traded companies. As a result of these separations, the historical results of operations for Knife River and Everus are shown in discontinued operations, net of tax, except for allocated general corporate overhead costs of the company, which did not meet the criteria for discontinued operations and are reflected in Other. Also included in discontinued operations are certain strategic initiative costs associated with the separations of Knife River and Everus.
Also included in Other is insurance activity at the Company's captive insurer and general and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that did not meet the criteria for discontinued operations.
Other earnings decreased by $156.3 million from 2023, primarily due to the absence of the Company's 2023 gain of $186.6 million related to the tax-free exchange of its retained shares in Knife River. Partially offsetting the decrease in net income was lower operation and maintenance expense, largely a result of corporate overhead costs classified as continuing operations allocated to the construction materials business in 2023, which are not included in Other in 2024, and lower strategic initiative costs which did not meet the criteria for discontinued operations. Other also benefited from higher income from discontinued operations, as well as lower interest expense due to lower borrowings associated with funding strategic initiatives.
Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts related to these items were as follows:

Years ended December 31,	2024	2023	2022
	(In millions)
Intersegment transactions:
Operating revenues	$69.6	$63.1	$59.3
Operation and maintenance	$0.7	$1.0	$1.1
Purchased natural gas sold	$68.9	$62.1	$58.2
Other income	$15.4	$13.6	$0.6
Interest expense	$15.4	$13.6	$0.6
For more information on intersegment eliminations, see Item 8 - Note 17.

46 MDU Resources Group, Inc. Form 10-K

Index
Part II

Liquidity and Capital Commitments
At December 31, 2024, the Company had cash, cash equivalents and restricted cash of $66.9 million and available borrowing capacity of $484.6 million under the outstanding credit facilities of the Company and its subsidiaries. The Company expects to meet its obligations for debt maturing within one year and its other operating and capital requirements from various sources, including internally generated funds; credit facilities and commercial paper of the Company and its subsidiaries, as described in Capital resources; and issuance of debt and equity securities if necessary.
Cash flows

Years ended December 31,	2024	2023	2022
	(In millions)
Net cash provided by (used in)
Operating activities	$502.3	$332.6	$510.0
Investing activities	(552.7)	(540.7)	(638.9)
Financing activities	40.3	204.6	155.2
(Decrease) increase in cash, cash equivalents and restricted cash	(10.1)	(3.5)	26.3
Cash, cash equivalents and restricted cash -- beginning of year	77.0	80.5	54.2
Cash, cash equivalents and restricted cash -- end of year	$66.9	$77.0	$80.5
Operating activities

				2024 vs. 2023	2023 vs. 2022
Years ended December 31,	2024	2023	2022	Variance	Variance
	(In millions)
Income from continuing operations	$181.1	$330.1	$117.3	$(149.0)	$212.8
Adjustments to reconcile net income to net cash provided by operating activities	190.2	3.3	225.8	186.9	(222.5)
Changes in current assets and current liabilities, net of acquisitions:
Receivables	(30.3)	79.1	(91.2)	(109.4)	170.3
Inventories	.2	(21.7)	.2	21.9	(21.9)
Other current assets	81.0	(48.5)	14.5	129.5	(63.0)
Accounts payable	(.4)	(87.2)	84.6	86.8	(171.8)
Other current liabilities	(5.3)	73.4	(26.9)	(78.7)	100.3
Pension and postretirement benefit plan contributions	(3.0)	(7.6)	(.1)	4.6	(7.5)
Other noncurrent changes	(1.7)	(15.6)	(2.6)	13.9	(13.0)
Net cash provided by continuing operations	411.8	305.3	321.6	106.5	(16.3)
Net cash provided by discontinued operations	90.5	27.3	188.4	63.2	(161.1)
Net cash provided by operating activities	$502.3	$332.6	$510.0	$169.7	$(177.4)
The changes in cash flows from operating activities generally follow the results of operations as discussed in Business Segment Financial and Operating Data and are affected by changes in working capital.
The increase in cash flows provided by operating activities in 2024 from 2023 was largely driven by an increase in cash from other current assets, primarily the collection of purchased gas cost and fuel cost adjustment balances at the natural gas distribution and electric businesses. Also contributing was lower cash used in accounts payable, primarily related to the payment of natural gas costs at the natural gas distribution business, and higher cash provided by discontinued operations in 2024. Partially offsetting these items was a decrease of cash from accounts receivable, largely due to lower gas costs in 2024 compared to 2023 at the natural gas distribution business.
The decrease in cash flows provided by operating activities in 2023 from 2022 was largely driven by the payment of increased natural gas costs and the purchase/sale of environmental allowances in 2023, as discussed in Note 7, all at the natural gas distribution business. Also contributing were lower cash provided by discontinued operations, primarily cash used at Knife River in the five months of 2023 compared to cash provided by Knife River in the twelve months of 2022 and higher costs incurred in 2023 associated with the Knife River separation. Partially offsetting these items was higher cash from receivables due to the timing of collection of accounts receivable from customers at the natural gas distribution business.

MDU Resources Group, Inc. Form 10-K 47

Index
Part II

Investing activities

				2024 vs. 2023	2023 vs. 2022
Years ended December 31,	2024	2023	2022	Variance	Variance
	(In millions)
Capital expenditures	$(522.8)	$(484.1)	$(442.5)	$(38.7)	$(41.6)
Net proceeds from sale or disposition of property	0.7	0.2	—	.5	.2
Cost of removal, net of salvage value	(5.5)	1.2	(11.8)	(6.7)	13.0
Investments	(5.2)	(2.4)	(2.6)	(2.8)	.2
Proceeds from investment cost basis withdrawal	9.0	20.0	—	(11.0)	20.0
Net cash used in continuing operations	(523.8)	(465.1)	(456.9)	(58.7)	(8.2)
Net cash used in discontinued operations	(28.9)	(75.6)	(182.0)	46.7	106.4
Net cash used in investing activities	$(552.7)	$(540.7)	$(638.9)	$(12.0)	$98.2
The increase in cash used in investing activities in 2024 from 2023 was primarily due to higher capital expenditures at the natural gas distribution business, increased capital expenditures at the pipeline businesses for its expansion projects and lower receipt of proceeds from the withdrawal of cost basis from insurance policies in 2024 than in 2023. This was largely offset by lower cash used in discontinued operations due to activity for Everus for ten months in 2024 compared to the full year in 2023 and Knife River activity for five months in 2023.
The decrease in cash used in investing activities in 2023 from 2022 was primarily the result of lower cash used in discontinued operations due to Knife River activity in the five months of 2023 versus twelve months of 2022, the receipt of proceeds from the withdrawal of cost basis from insurance policies in 2023, and the absence of 2022 plant removal costs at the electric business. This was partially offset by higher capital expenditures at the pipeline business for its expansion projects and increased capital expenditures at the natural gas distribution business, primarily higher natural gas distribution system improvements related to increased capacity, largely offset by lower capital expenditures for electric production and transmission projects.
Financing activities

				2024 vs. 2023	2023 vs. 2022
Years ended December 31,	2024	2023	2022	Variance	Variance
	(In millions)
Issuance of short-term borrowings	$—	$810.0	$11.5	$(810.0)	$798.5
Repayment of short-term borrowings	(95.0)	(433.9)	—	338.9	(433.9)
Issuance of long-term debt	308.6	594.7	215.0	(286.1)	379.7
Repayment of long-term debt	(182.1)	(568.9)	(38.8)	386.8	(530.1)
Debt issuance costs	(2.5)	(2.5)	(1.1)	—	(1.4)
Costs of issuance of common stock	(.1)	—	(.2)	(.1)	.2
Dividends paid	(102.9)	(161.3)	(176.9)	58.4	15.6
Repurchase of common stock	—	(4.8)	(7.4)	4.8	2.6
Tax withholding on stock-based compensation	(2.6)	(3.1)	(4.9)	.5	1.8
Net cash (used in) provided by continuing operations	(76.6)	230.2	(2.8)	(306.8)	233.0
Net cash provided by (used in) discontinued operations	116.9	(25.6)	158.0	142.5	(183.6)
Net cash provided by financing activities	$40.3	$204.6	$155.2	$(164.3)	$49.4
The decrease in cash provided by financing activities in 2024 from 2023 was primarily due to the absence of the 2023 issuance of short-term borrowings associated with the debt for equity exchange of the Knife River retained shares, as well as the absence of the 2023 issuance of short-term borrowings at the natural gas distribution business used to fund higher natural gas costs. Further driving the decrease was lower issuance of long-term debt, primarily the absence of the 2023 issuances by the Company, largely used to replace the Centennial debt. Partially offsetting these items was the absence of higher repayments in 2023 of long-term and short-term borrowings, as Centennial repaid all of its outstanding debt in the second quarter of 2023 due to the Knife River separation, and increased cash provided by discontinued operations. In addition, lower dividends were paid in 2024 due to a change in the targeted dividend payout ratio after the Knife River separation.
The increase in cash provided by financing activities in 2023 from 2022 was primarily due to higher issuance of short-term borrowings associated with the debt for equity exchange of the Knife River retained shares, as well as the issuance of short-term borrowings at the natural gas distribution business to fund higher natural gas costs. Also contributing was higher issuance of long-term debt at the Company to replace the Centennial debt repayment and to fund capital expenditures. Partially offsetting the increase was higher repayments of short-term and long-term debt at the natural gas distribution businesses. In addition, due to the Knife River separation, Centennial repaid all of its outstanding debt in the second quarter of 2023, which was facilitated by the Knife River repayment and the Company entering into various new debt instruments. Refer to Note 3 for additional information related to the repayment of debt associated with the Knife River separation. The variance of cash used in discontinued operations in 2023 compared to cash provided by discontinued operations in 2022 also contributed to the increase offset.

48 MDU Resources Group, Inc. Form 10-K

Index
Part II

Defined benefit pension plans
The Company has noncontributory qualified defined benefit pension plans for certain employees. Plan assets consist of investments in equity and fixed-income securities. Various actuarial assumptions are used in calculating the benefit expense (income) and liability (asset) related to the pension plans. Actuarial assumptions include assumptions about the discount rate and expected return on plan assets. For 2024, the Company assumed a long-term rate of return on its qualified defined pension plan assets of 6.5 percent. Due to a difference between the actual and assumed long-term rate of return the Company experienced a decrease in the qualified defined pension plan assets. Differences between actuarial assumptions and actual plan results are deferred and amortized into expense when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. Therefore, this change in asset values will be reflected in future expenses of the plans beginning in 2025. The funded status of the plans improved $2.3 million from prior year, primarily from liability gains due to a higher discount rate.
At December 31, 2024, the pension plans' accumulated benefit obligations exceeded these plans' assets by approximately $24.7 million. Pretax pension expense reflected in the Consolidated Statements of Income for the year ended December 31, 2024 was $835,000. Pretax pension income reflected in the Consolidated Statements of Income for the years ended December 31, 2023 and 2022, was $580,000 and $2.3 million, respectively. The Company's pension expense is currently projected to be approximately $3.4 million in 2025. Funding for the pension plans is actuarially determined. The Company expects to contribute the minimum funding requirement of $1.7 million in 2025. For the year ended December 31, 2024, the Company contributed the minimum funding requirement of $2.9 million. There were no minimum required contributions for the years ended December 31, 2023, or 2022 due to an additional contribution of $20.0 million in 2019, which created prefunding credits that were used in future periods. For more information on the Company's pension plans, see Item 8 - Note 18.
Capital expenditures
The Company's capital expenditures, excluding discontinued operations, for 2022 through 2024 and as anticipated for 2025 through 2027 are summarized in the following table.

	Actual (b)				Estimated
	2022	2023	2024	(c)	2025	2026	2027
	(In millions)
Capital expenditures:
Electric	$134	$110	$116		$154	$494	$205
Natural gas distribution	240	275	285		310	258	293
Pipeline	62	116	127		69	59	95
Total capital expenditures (a)(d)	$436	$501	$528		$533	$811	$593
(a)Capital expenditures for 2022 and 2023 are reported as gross capital expenditures. Capital expenditures for 2024, and estimated expenditures for 2025 through 2027 are reported on a net basis.
(b)Capital expenditures for 2024, 2023 and 2022 include noncash transactions such as capital expenditure-related accounts payable and AFUDC totaling $7.1 million, $(13.6) million and $4.4 million, respectively.
(c)2024 capital expenditures were funded by cash provided from operating activities, long-term debt issuances and borrowings under credit facilities and issuance of commercial paper of the Company and its subsidiaries.
(d)Excludes Other category.

Planned utility investments in the Company's estimated capital expenditures for 2025 through 2027 include construction of electric transmission lines and substations, as well as natural gas delivery infrastructure, to serve a customer base that is expected to continue growing at 1 percent to 2 percent annually over the next five years, construction of JETx, power generation projects, and replace and modernize existing electric and natural gas utility infrastructure to ensure continued safe and reliable service to customers. At the pipeline business, the Company will focus on system growth to expand natural gas transmission capacity. A number of projects are included in the planned investments. For more information on the Company's growth projects, see Business Segment Financial and Operating Data.
Other estimated capital expenditures for the years 2025 through 2027 include those for:
•System upgrades
•Routine replacements
•Service extensions
•RNG infrastructure projects
•Routine equipment maintenance and replacements
•Buildings, land and building improvements
•Pipeline and natural gas storage projects
•Transmission opportunities
•Environmental upgrades
•Other growth opportunities

MDU Resources Group, Inc. Form 10-K 49

Index
Part II

The Company continues to evaluate potential future acquisitions and other growth opportunities that would be incremental to the outlined capital program; however, they are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimates in the preceding table. The Company continuously monitors its capital expenditures for project delays and changes in economic viability and adjusts as necessary. It is anticipated that all of the funds required for capital expenditures for the years 2025 through 2027 will be funded by various sources, including internally generated funds; credit facilities and commercial paper of the Company and its subsidiaries, as described later; and issuance of debt and equity securities if necessary.
Capital resources
The Company requires significant cash to support and grow its businesses. The primary sources of cash other than cash generated from operating activities are cash from revolving credit facilities, the issuance of long-term debt and the sale of equity securities.
Debt resources
Certain debt instruments of the Company and its subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at December 31, 2024. In the event the Company or its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. As of December 31, 2024, the Company had investment grade credit ratings at all entities issuing debt which carried public ratings. For more information on the covenants, certain other conditions and cross-default provisions, see Item 8 - Note 10.
Total equity as a percent of total capitalization was 54 percent at December 31, 2024 and 55 percent at December 31, 2023. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including debt in discontinued operations and including short-term borrowings and long-term debt due within 12 months, plus total equity. Management believes this ratio is an indicator of how the Company is financing its operations, as well as its financial strength.
The following table summarizes the outstanding revolving credit facilities of the Company's subsidiaries at December 31, 2024:

Company	Facility	Facility Limit		Amount Outstanding	Letters of Credit		Expiration Date
		(In millions)
Montana-Dakota Utilities Co.	Commercial paper/Revolving credit agreement (a)	$200.0		$81.4	$—		10/18/28
Cascade Natural Gas Corporation	Revolving credit agreement	$175.0	(b)	$64.6	$2.2	(c)	6/20/29
Intermountain Gas Company	Revolving credit agreement	$175.0	(b)	$105.1	$—		6/20/29
MDU Resources Group, Inc.	Revolving credit agreement	$200.0	(d)	$—	$12.1	(c)	5/31/28
(a)The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Montana-Dakota on stated conditions, up to a maximum of $250.0 million). At December 31, 2024, there were no amounts outstanding under the revolving credit agreement.
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
On July 11, 2024, Montana-Dakota issued $125.0 million of senior notes under a note purchase agreement with maturity dates ranging from July 11, 2039 to July 11, 2054, at a weighted average interest rate of 5.96 percent. The agreement contains customary covenants and provisions, including a covenant of Montana-Dakota not to permit, at any time, the ratio of total debt to capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.
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

50 MDU Resources Group, Inc. Form 10-K

Index
Part II

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
On May 31, 2023, the Company entered into a $375.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of May 31, 2025. On November 15, 2023, the Company paid down $185.0 million of this term loan. On November 1, 2024, the Company repaid its remaining outstanding balance of $190.0 million and the term loan agreement subsequently terminated. The Company's repayment was funded by the Everus repayment of debt in connection with the separation.
On May 31, 2023, the Company entered into a $150.0 million revolving credit agreement with a SOFR-based variable interest rate and a maturity date of May 29, 2024. At December 31, 2023, the Company had no amount outstanding, which remained that way until this agreement matured and subsequently terminated in May 2024.
WBI Energy Transmission WBI Energy Transmission has a $350.0 million uncommitted note purchase and private shelf agreement with an expiration date of December 22, 2025. WBI Energy Transmission had $235.0 million of notes outstanding at December 31, 2024, which reduced the remaining capacity under this uncommitted private shelf agreement to $115.0 million. This agreement contains customary covenants and provisions, including a covenant of WBI Energy Transmission not to permit, as of the end of any fiscal quarter, the ratio of total debt to total capitalization to be greater than 55 percent. Other covenants include a limitation on priority debt, restrictions on the sale of certain assets and the making of certain investments.
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

MDU Resources Group, Inc. Form 10-K 51

Index
Part II

Material cash requirements
For more information on the Company's contractual obligations on long-term debt, operating leases and purchase commitments, see
Item 8 - Notes 10 and 21. At December 31, 2024, the Company's material cash requirements under these obligations were as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In millions)
Long-term debt maturities*	$161.7	$169.4	$405.5	$1,562.4	$2,299.0
Estimated interest payments**	107.8	194.8	167.5	901.3	1,371.4
Operating leases	3.0	4.7	3.1	20.8	31.6
Purchase commitments	658.0	521.1	324.7	1,221.1	2,724.9
	$930.5	$890.0	$900.8	$3,705.6	$6,426.9
*    Unamortized debt issuance costs and discount are excluded from the table.
**    Represents the estimated interest payments associated with the Company's long-term debt outstanding at December 31, 2024, assuming current interest rates and consistent amounts outstanding until their respective maturity dates over the periods indicated in the table above.

Material short-term cash requirements of the Company include repayment of outstanding borrowings and interest payments on those agreements, payments on operating lease agreements, payment of obligations on purchase commitments and asset retirement obligations. At December 31, 2024, the current portion of asset retirement obligations was $296,000 and was included in Other accrued liabilities on the Consolidated Balance Sheets.
Material long-term cash requirements of the Company include repayment of outstanding borrowings and interest payments on those agreements, payments on operating lease agreements, payment of obligations on purchase commitments and asset retirement obligations. At December 31, 2024, the Company had total liabilities of $406.6 million related to asset retirement obligations that are excluded from the table above. Due to the nature of these obligations, the Company cannot determine precisely when the payments will be made to settle these obligations. For more information, see Item 8 - Note 11.
Not reflected in the previous table are $1.4 million in uncertain tax positions at December 31, 2024.
The Company's minimum funding requirements for its defined benefit pension plans for 2025, which are not reflected in the previous table, is $1.7 million. For information on potential contributions above the funding minimum requirements, see item 8 - Note 18.
The Company's MEPP contributions are based on union employee payroll, which cannot be determined in advance for future periods. The Company may also be required to make additional contributions to its MEPP as a result of its funded status. For more information, see Item 1A - Risk Factors and Item 8 - Note 18.
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

52 MDU Resources Group, Inc. Form 10-K

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
The Company has determined that the reporting units for its goodwill impairment test are its operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results. As of December 31, 2024, the only operating segment with goodwill was the natural gas distribution segment. For more information on the Company's operating segments, see Item 8 - Note 17.
Goodwill impairment, if any, is measured by comparing the fair value of each reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, the Company must record an impairment loss for the amount that the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. For the years ended December 31, 2024, 2023 and 2022, there were no impairment losses recorded.
At October 31, 2024, the Company's annual impairment testing indicated there was no impairment at its natural gas distribution reporting unit or Everus, its former construction services reporting unit. The estimated fair value of the natural gas distribution reporting unit substantially exceeded its carrying value ("cushion"), which includes $345.7 million of goodwill, by approximately 31 percent. The increase in the natural gas distribution reporting unit's cushion from the prior year was primarily attributable to the risk adjusted cost of capital decreasing from 6.7 percent in 2023 to 5.9 percent in 2024, which directly correlates with the treasury rates at the date of the test.
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
The Company uses a discounted cash flow methodology for its income approach. Under the income approach, the discounted cash flow model determines fair value based on the present value of projected cash flows over a specified period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate which reflects the best estimate of the risk adjusted cost of capital at each reporting unit. The risk adjusted cost of capital was 5.9 percent, 6.7 percent and 6.4 percent for 2024, 2023 and 2022, respectively for its natural gas distribution reporting unit.
Under the market approach, the Company estimates fair value using various multiples derived from enterprise value to EBITDA for comparative peer companies. These multiples are applied to operating data to arrive at an indication of fair value. In addition, the Company also uses a rate base multiple, based on recent comparable industry transactions. With the exception of the rate base trading multiple, the Company adds a reasonable control premium when calculating the fair value utilizing the peer multiples, which is estimated as the premium that would be received in a sale in an orderly transaction between market participants. The Company used a 20 percent control premium in 2024, 2023 and 2022.
The Company uses significant judgment in estimating its five-year forecast. The assumptions underlying cash flow projections are in sync as applicable with the Company's strategy and assumptions. Future projections are heavily correlated with the current year results of operations. Future results of operations may vary due to economic and financial impacts. The long-term growth rates are developed by management based on industry data, management's knowledge of the industry and management's strategic plans, which was 3.0 percent in 2024 and 2023 and 2.85 percent in 2022.
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
Management continually assesses the likelihood of recovery in future rates of incurred costs and refunds to customers associated with regulatory assets and liabilities. Decisions made by the various regulatory agencies can directly impact the amount and timing of these items. Therefore, expected recovery or refund of these deferred items generally is based on specific ratemaking decisions or precedent for each item. If future recovery of costs is no longer probable, the Company would be required to include those costs in the statement of income or accumulated other comprehensive loss in the period in which it is no longer deemed probable. The Company believes that the accounting subject to rate regulation remains appropriate and its regulatory assets are probable of recovery in current rates or in future rate proceedings. At December 31, 2024 and 2023, the Company's regulatory assets were $537.8 million and $619.6 million, respectively, and regulatory liabilities were $596.3 million and $591.8 million, respectively. At December 31, 2024 and 2023, regulatory assets in recovery were $478.5 million and $496.1 million, respectively, and regulatory assets not in recovery were $59.3 million and $123.5 million, respectively.

MDU Resources Group, Inc. Form 10-K 53

Index
Part II

Revenue recognition
Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The recognition of revenue requires the Company to make estimates and assumptions that affect the reported amounts of revenue. The accuracy of revenues reported on the Consolidated Financial Statements depends on, among other things, management's estimates of total costs to complete projects because the Company used the cost-to-cost measure of progress on construction contracts for revenue recognition. For the years ended December 31, 2024, 2023 and 2022, the Company's total construction contract revenue, was $2.3 billion, $2.8 billion and $2.6 billion, respectively, which is reflected is discontinued operations due to the separations of Knife River and Everus.
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
The Company recognized construction contract revenue over time using an input method based on the cost-to-cost measure of progress for contracts because it best depicts the transfer of assets to the customer which occurs as the Company incurs costs on the contract. Under the cost-to-cost measure of progress, the costs incurred are compared with total estimated costs of a performance obligation. Revenues are recorded proportionately to the costs incurred. This method depends largely on the ability to make reasonably dependable estimates related to the extent of progress toward completion of the contract, contract revenues and contract costs. Since contract prices are generally set before the work is performed, the estimates pertaining to every project could contain significant unknown risks such as volatile labor, material and fuel costs, weather delays, adverse project site conditions, unforeseen actions by regulatory agencies, performance by subcontractors, job management and relations with project owners. Changes in estimates could have a material effect on the Company's results of operations, financial position and cash flows.
Several factors were evaluated in determining the bid price for contract work. These include, but are not limited to, the complexities of the job, past history performing similar types of work, seasonal weather patterns, competition and market conditions, job site conditions, work force safety, reputation of the project owner, availability of labor, materials and fuel, project location and project completion dates. As a project commences, estimates were continually monitored and revised as information became available and actual costs and conditions surrounding the job became known. If a loss was anticipated on a contract, the loss was immediately recognized.
Contracts are often modified to account for changes in contract specifications and requirements. The Company considered contract modifications to exist when the modification either created new or changes the existing enforceable rights and obligations. Generally, contract modifications were for goods or services that are not distinct from the existing contract due to the significant integration of services provided in the context of the contract and were accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and the measure of progress for the performance obligation to which it relates, was recognized as an adjustment to revenue on a cumulative catch-up basis.
The Company's construction contracts generally contained variable consideration including liquidated damages, performance bonuses or incentives, claims, unpriced change orders and penalties or index pricing. The variable amounts usually arose upon achievement of certain performance metrics or change in project scope. The Company estimated the amount of revenue to be recognized on variable consideration using one of the two prescribed estimation methods, the expected value method or the most likely amount method, depending on which method best predicted the most likely amount of consideration the Company expected to be entitled to or expected to incur. Assumptions as to the occurrence of future events and the likelihood and amount of variable consideration were made during the contract performance period. Estimates of variable consideration and assessment of anticipated performance and all information (historical, current and forecasted) that was reasonably available to management. The Company only included variable consideration in the estimated transaction price to the extent it was probable that a significant reversal of cumulative revenue recognized would not occur or when the uncertainty associated with the variable consideration was resolved. Changes in circumstances could have impacted management's estimates made in determining the value of variable consideration recorded. When determining if the variable consideration was constrained, the Company considered if factors existed that could increase the likelihood of the magnitude of a potential reversal of revenue. The Company updated its estimate of the transaction price each reporting period and the effect of variable consideration on the transaction price was recognized as an adjustment to revenue on a cumulative catch-up basis.
The Company believes its estimates surrounding the cost-to-cost method are reasonable based on the information that is known when the estimates are made. The Company has contract administration, accounting and management control systems in place that allow its estimates to be updated and monitored on a regular basis. Because of the many factors that are evaluated in determining bid prices, it is inherent that the Company's estimates have changed in the past as new information became available for each job.
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

54 MDU Resources Group, Inc. Form 10-K

Index
Part II

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
The Company believes the estimates made for its pension and other postretirement benefits are reasonable based on the information that is known when the estimates are made. These estimates and assumptions are subject to a number of variables and are expected to change in the future. Estimates and assumptions will be affected by changes in the discount rate, the expected long-term return on plan assets and health care cost trend rates. A 50 basis point change in the assumed discount rate and the expected long-term return on plan assets would have had the following effects at December 31, 2024:

	Pension Benefits		Other Postretirement Benefits
	50 Basis Point Increase	50 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease
Discount rate	(In millions)
Projected benefit obligation as of December 31, 2024	$(10.5)	$11.3	$(1.5)	$1.6
Net periodic benefit cost (credit) for 2025	$.1	$(.1)	$(.2)	$.2
Expected long-term return on plan assets
Net periodic benefit cost (credit) for 2025	$(1.3)	$1.3	$(.4)	$.4
A 100 basis point change in the assumed health care cost trend rates would have had the following effects at December 31, 2024:

	100 Basis Point Increase	100 Basis Point Decrease
	(In millions)
Service and interest cost components for 2025	$—	$—
Postretirement benefit obligation as of December 31, 2024	$0.3	$(0.3)
The Company plans to continue to use its current methodologies to determine plan costs. For more information on the assumptions used in determining plan costs, see Item 8 - Note 18.
Income taxes
The Company is required to make judgments regarding the potential tax effects of various financial transactions and ongoing operations to estimate the Company's obligation to taxing authorities. These tax obligations include income, property, franchise and sales/use taxes. Judgments related to income taxes require the recognition in the Company's financial statements that a tax position is more-likely-than-not to be sustained on audit.
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

MDU Resources Group, Inc. Form 10-K 55

Index
Part II

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of market fluctuations associated with commodity prices and interest rates. The Company has policies and procedures to assist in controlling these market risks and from time to time has utilized derivatives to manage a portion of its risk.
Interest rate risk
The Company uses fixed and variable rate long-term debt to partially finance capital expenditures, including acquisitions, and mandatory debt retirements. These debt agreements expose the Company to market risk related to changes in interest rates. The Company manages this risk by attempting to take advantage of favorable market conditions when timing the placement of long-term financing. As of December 31, 2024, approximately 10.9 percent of the outstanding debt recorded on the balance sheet consisted of variable interest rate facilities (which uses SOFR as the benchmark rate). An increase of 1 percent in the interest rate on the Company's outstanding variable interest rate facilities over the next 12 months, based on the balances outstanding for these borrowings as of December 31, 2024, would result in an estimated $2.5 million pre-tax annual increase in interest expense. For additional information on the Company's long-term debt, see Item 8 - Notes 9 and 10. At December 31, 2024 and 2023, the Company had no outstanding interest rate hedges.
The following table shows the amount of long-term debt, which excludes unamortized debt issuance costs and discount, and related weighted average interest rates, both by expected maturity dates, as of December 31, 2024.

	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
	(Dollars in millions)
Long-term debt:
Fixed rate	$161.7	$144.7	$24.7	$79.7	$74.7	$1,562.4	$2,047.9	$1,718.7
Weighted average interest rate	4.0%	5.7%	6.9%	4.4%	4.5%	4.5%	4.6%
Variable rate	$—	$—	$—	$81.4	$169.7	$—	$251.1	$251.1
Weighted average interest rate	—%	—%	—%	4.8%	5.8%	—%	5.5%
Commodity price risk
The Company enters into commodity price derivative contracts to minimize the price volatility associated with natural gas costs for its customers at its natural gas distribution segment. At December 31, 2024 and 2023, these contracts were not material. For more information on the Company's derivatives, see Item 8 - Note 2.

56 MDU Resources Group, Inc. Form 10-K

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), management concluded that the Company's internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2024, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

/s/ Nicole A. Kivisto	/s/ Jason L. Vollmer

Nicole A. Kivisto	Jason L. Vollmer
President and Chief Executive Officer	Chief Financial Officer

MDU Resources Group, Inc. Form 10-K 57

Index
Part II

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of MDU Resources Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MDU Resources Group, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Regulatory Matters—Impact of Rate Regulation on the Financial Statements—Refer to Notes 2, 6 and 20 to the financial statements
Critical Audit Matter Description
The Company is subject to rate regulation by federal and state utility regulatory agencies (collectively, the “Commissions”), which have jurisdiction with respect to the rates of electric, natural gas distribution and pipeline companies. The Company’s regulated businesses account for certain income and expense items under the provisions of regulatory accounting, which requires these businesses to defer as regulatory assets or liabilities certain items that would have otherwise been reflected as expense or income, respectively, based on the expected regulatory treatment in future rates. The expected recovery, refund or future rate reduction of these deferred items generally is based on specific ratemaking decisions or precedent for each item. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment; regulatory assets and liabilities; operating revenues; operation and maintenance expense; depreciation expense; and income taxes.
Rates are determined and approved in regulatory proceedings based on an analysis of the Company’s costs to provide utility service and a return on the Company’s investment in the regulated businesses. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered by rates. The regulation of rates is premised on the full recovery of prudently incurred costs and a reasonable rate of return on invested capital. Decisions to be made by the Commissions in the future will impact the accounting for regulated operations.
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the degree of subjectivity involved in assessing the impact of future regulatory orders on the

58 MDU Resources Group, Inc. Form 10-K

Index
Part II

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
•We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment and deferred as regulatory assets; and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We tested the effectiveness of management’s controls over the initial recognition of amounts as regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•We read relevant regulatory orders issued by the Commissions for the Company and other public utilities in the Company’s significant jurisdictions, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the treatment of similar costs under similar circumstances. We evaluated the external information and compared to management’s recorded regulatory asset and liability balances for completeness, and for any evidence that might contradict management’s assertions.
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
Operating Revenues of Discontinued Operations - Construction Contracts with Customers—Refer to Note 3 to the financial statements
Critical Audit Matter Description
The Company recognized certain construction contract revenue over time using an input method based on the ratio of incurred costs to total estimated costs of the performance obligation (the cost-to-cost method) when this method was determined to best depict the transfer of the related performance obligation to the customer. This method depends largely on the ability of management to make reasonably dependable estimates related to the extent of progress toward completion of the contract and the contract’s transaction price, which estimates involve management’s judgment. Assumptions as to the occurrence of future events and the likelihood and amount of variable consideration, including liquidated damages, performance bonuses or incentives, claims, unpriced change orders and penalties or index pricing are made during the contract performance period. The Company estimated variable consideration at the most likely amount it expects to be entitled and included those estimated amounts in the transaction price to the extent it was probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration was resolved.
Given the judgments necessary to account for the Company’s construction contracts including the use of estimates to determine the transaction price and total costs for the performance obligations which are used to recognize revenue for construction contracts, auditing such estimates required extensive audit effort due to the volume and complexity of construction contracts and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates of the transaction price and total costs for the performance obligations used to recognize revenue for construction contracts included the following, among others:
•We developed an expectation of the amount of construction contract revenues for certain performance obligations based on prior year markups, and taking into account current year events, applied to the construction contract costs in the current year and compared our expectation to the amount of construction contract revenues recorded by management.

MDU Resources Group, Inc. Form 10-K 59

Index
Part II

•We selected a sample of construction contracts and performed the following:
–Evaluated whether the contracts were properly included in management’s calculation of construction contract revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.
–Observed the work sites and inspected the progress toward completion for certain construction contracts.
–Compared the transaction prices, including estimated variable consideration, to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.
–Confirmed the transaction prices with the customer.
–Evaluated management’s identification of distinct performance obligations by evaluating whether the underlying goods and services were highly interdependent and interrelated.
–Tested the accuracy and occurrence of the costs incurred to date for the performance obligation.
–We evaluated the reasonableness of the estimated variable consideration in the contract revenue by evaluating the information supporting management’s judgement as to their estimate of the most likely amount it expects to receive without a significant reversal of cumulative revenue occurring when the uncertainty associated with the variable consideration is resolved.
–Evaluated the estimates of total cost for the performance obligation by:
–Evaluating management’s ability to achieve the estimates of total cost and profit by performing corroborating inquiries with the Company’s project managers and engineers, and comparing the estimates to management’s work plans, engineering specifications, and/or supplier contracts for certain selected contracts.
–Comparing management’s estimates for the selected contracts to costs and profits of similar performance obligations, when applicable.
–Tested the mathematical accuracy of management’s calculation of construction contract revenue for the performance obligation for certain selected contracts.
•We evaluated management’s ability to estimate total costs and profits accurately by comparing actual costs and profits to management’s historical estimates for performance obligations that have been fulfilled.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 20, 2025

We have served as the Company's auditor since 2002.

60 MDU Resources Group, Inc. Form 10-K

Index
Part II

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of MDU Resources Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of MDU Resources Group, Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those consolidated financial statements.
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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 20, 2025

MDU Resources Group, Inc. Form 10-K 61

Index
Part II

Consolidated Statements of Income

Years ended December 31,	2024	2023	2022
	(In thousands, except per share amounts)
Operating revenues	$1,757,978	$1,803,352	$1,747,298
Operating expenses:
Purchased natural gas sold	630,403	742,965	757,883
Electric fuel and purchased power	141,148	134,779	119,405
Operation and maintenance	414,491	407,081	379,951
Depreciation and amortization	200,078	190,450	188,560
Taxes, other than income	106,216	103,133	100,629
Total operating expenses	1,492,336	1,578,408	1,546,428
Operating income	265,642	224,944	200,870
Realized gain on tax-free exchange of the retained shares in Knife River	—	186,556	—
Other income	41,367	33,454	3,260
Interest expense	108,347	104,624	80,683
Income before income taxes	198,662	340,330	123,447
Income taxes	17,589	10,213	6,195
Income from continuing operations	181,073	330,117	117,252
Discontinued operations, net of tax	100,035	84,590	250,237
Net income	$281,108	$414,707	$367,489
Earnings per share - basic:
Income from continuing operations	$.89	$1.62	$.58
Discontinued operations, net of tax	.49	.42	1.23
Earnings per share - basic	$1.38	$2.04	$1.81
Earnings per share - diluted:
Income from continuing operations	$.88	$1.62	$.58
Discontinued operations, net of tax	.49	.41	1.23
Earnings per share - diluted	$1.37	$2.03	$1.81
Weighted average common shares outstanding - basic	203,867	203,640	203,358
Weighted average common shares outstanding - diluted	204,653	203,938	203,462
The accompanying notes are an integral part of these consolidated financial statements.

62 MDU Resources Group, Inc. Form 10-K

Index
Part II

Consolidated Statements of Comprehensive Income

Years ended December 31,	2024	2023	2022
	(In thousands)
Net income	$281,108	$414,707	$367,489
Other comprehensive income (loss):
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $0, $15 and $177 in 2024, 2023 and 2022, respectively	—	81	413
Postretirement liability adjustment:
Postretirement liability gains (losses) arising during the period, net of tax of $360, $(201) and $3,965 in 2024, 2023 and 2022, respectively	1,049	(646)	12,007
Amortization of postretirement liability losses included in net periodic benefit credit, net of tax of $145, $78 and $597 in 2024, 2023 and 2022, respectively	432	242	1,819
Reclassification of postretirement liability adjustment from regulatory asset, net of tax of $0, $0 and $(1,086) in 2024, 2023 and 2022, respectively	—	—	(3,265)
Postretirement liability adjustment	1,481	(404)	10,561
Net unrealized gain (loss) on available-for-sale investments:
Net unrealized gain (loss) on available-for-sale investments arising during the period, net of tax of $23, $46 and $(177) in 2024, 2023 and 2022, respectively	85	173	(667)
Reclassification adjustment for loss on available-for-sale investments included in net income, net of tax of $5, $11 and $31 in 2024, 2023 and 2022, respectively	20	43	114
Net unrealized gain (loss) on available-for-sale investments	105	216	(553)
Other comprehensive income (loss)	1,586	(107)	10,421
Comprehensive income attributable to common stockholders	$282,694	$414,600	$377,910
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc. Form 10-K 63

Index
Part II

Consolidated Balance Sheets

December 31,	2024	2023
Assets	(In thousands, except shares and per share amounts)
Current assets:
Cash, cash equivalents and restricted cash	$66,904	$60,473
Receivables, net	274,303	250,153
Current regulatory assets	215,436	172,492
Inventories	44,940	44,684
Prepayments and other current assets	64,676	66,431
Current assets of discontinued operations	—	769,490
Total current assets	666,259	1,363,723
Noncurrent assets:
Property, plant and equipment	7,554,063	7,081,267
Less accumulated depreciation and amortization	2,209,771	2,076,375
Net property, plant and equipment	5,344,292	5,004,892
Goodwill	345,736	345,736
Regulatory assets	322,350	447,099
Investments	115,459	112,475
Other	244,722	211,369
Noncurrent assets of discontinued operations	—	347,865
Total noncurrent assets	6,372,559	6,469,436
Total assets	$7,038,818	$7,833,159
Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$—	$95,000
Long-term debt due within one year	161,700	61,319
Accounts payable	150,070	159,975
Regulatory liabilities due within one year	137,167	70,761
Taxes payable	43,372	49,553
Dividends payable	26,511	25,461
Accrued compensation	35,264	40,792
Other accrued liabilities	124,514	129,592
Current liabilities of discontinued operations	—	443,280
Total current liabilities	678,598	1,075,733
Noncurrent liabilities:
Long-term debt	2,130,910	2,104,904
Deferred income taxes	441,320	452,336
Regulatory liabilities	459,170	521,050
Asset retirement obligations	406,351	384,371
Other	231,895	209,882
Noncurrent liabilities of discontinued operations	—	179,650
Total noncurrent liabilities	3,669,646	3,852,193
Commitments and contingencies
Stockholders' equity:
Common stock Authorized - 500,000,000 shares, $1.00 par value Shares issued - 203,934,578 at December 31, 2024 and 203,689,090 at December 31, 2023	203,935	203,689
Other paid-in capital	1,473,738	1,466,235
Retained earnings	1,029,699	1,253,693
Accumulated other comprehensive loss	(16,798)	(18,384)
Total stockholders' equity	2,690,574	2,905,233
Total liabilities and stockholders' equity	$7,038,818	$7,833,159
The accompanying notes are an integral part of these consolidated financial statements.

64 MDU Resources Group, Inc. Form 10-K

Index
Part II

Consolidated Statements of Equity

Years ended December 31, 2024, 2023 and 2022
			Other Paid-in Capital	Retained Earnings	Accumu- lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2021	203,889,661	$203,889	$1,461,205	$1,762,410	$(41,004)	(538,921)	$(3,626)	$3,382,874
Net income	—	—	—	367,489	—	—	—	367,489
Other comprehensive income	—	—	—	—	10,421	—	—	10,421
Dividends declared on common stock	—	—	—	(178,761)	—	—	—	(178,761)
Employee stock-based compensation	—	—	10,254	—	—	—	—	10,254
Repurchase of common stock	—	—	—	—	—	(266,821)	(7,399)	(7,399)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	(12,303)	—	—	266,821	7,399	(4,904)
Issuance of common stock	273,153	274	6,881	—	—	—	—	7,155
At December 31, 2022	204,162,814	204,163	1,466,037	1,951,138	(30,583)	(538,921)	(3,626)	3,587,129
Net Income	—	—	—	414,707	—	—	—	414,707
Other comprehensive loss	—	—	—	—	(107)	—	—	(107)
Dividends declared on common stock	—	—	—	(142,033)	—	—	—	(142,033)
Employee stock-based compensation	—	—	6,781	—	—	—	—	6,781
Repurchase of common stock	—	—	—	—	—	(153,622)	(4,811)	(4,811)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	(7,851)	—	—	153,622	4,811	(3,040)
Separation of Knife River	(538,921)	(539)	—	(970,119)	12,306	538,921	3,626	(954,726)
Issuance of common stock	65,197	65	1,268	—	—	—	—	1,333
At December 31, 2023	203,689,090	203,689	1,466,235	1,253,693	(18,384)	—	—	2,905,233
Net income	—	—	—	281,108	—	—	—	281,108
Other comprehensive income	—	—	—	—	1,586	—	—	1,586
Dividends declared on common stock	—	—	—	(104,786)	—	—	—	(104,786)
Employee stock-based compensation	—	—	9,572	—	—	—	—	9,572
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	199,147	199	(2,822)	—	—	—	—	(2,623)
Separation of Everus	—	—	—	(400,316)	—	—	—	(400,316)
Issuance of common stock	46,341	47	753	—	—	—	—	800
At December 31, 2024	203,934,578	$203,935	$1,473,738	$1,029,699	$(16,798)	—	$—	$2,690,574
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc. Form 10-K 65

Index
Part II

Consolidated Statements of Cash Flows

Years ended December 31,	2024	2023	2022
	(In thousands)
Operating activities:
Net income	$281,108	$414,707	$367,489
Income from discontinued operations, net of tax	100,035	84,590	250,237
Income from continuing operations	181,073	330,117	117,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200,078	190,450	188,560
Deferred income taxes	(16,078)	(1,309)	20,187
Provision for credit losses	6,558	7,422	5,409
Amortization of debt issuance costs	1,828	1,013	885
Employee stock-based compensation costs	8,423	5,505	7,913
Pension and postretirement benefit plan net periodic benefit credit	(3,837)	(5,380)	(7,323)
Unrealized (gains) losses on investments	(5,942)	(7,431)	10,119
(Gains) losses on sales of assets	(857)	(347)	15
Gain on tax-free exchange of the retained shares in Knife River	—	(186,556)	—
Changes in current assets and liabilities, net of acquisitions:
Receivables	(30,310)	79,111	(91,193)
Inventories	246	(21,729)	243
Other current assets	80,977	(48,492)	14,522
Accounts payable	(443)	(87,209)	84,547
Other current liabilities	(5,252)	73,365	(26,873)
Pension and postretirement benefit plan contributions	(3,000)	(7,643)	(81)
Other noncurrent changes	(1,651)	(15,554)	(2,567)
Net cash provided by continuing operations	411,813	305,333	321,615
Net cash provided by discontinued operations	90,505	27,294	188,449
Net cash provided by operating activities	502,318	332,627	510,064
Investing activities:
Capital expenditures	(522,824)	(484,136)	(442,582)
Net proceeds from sale or disposition of property	691	260	3
Cost of removal, net of salvage value	(5,539)	1,170	(11,779)
Investments	(5,155)	(2,423)	(2,571)
Proceeds from investment cost basis withdrawal	9,000	20,000	—
Net cash used in continuing operations	(523,827)	(465,129)	(456,929)
Net cash used in discontinued operations	(28,858)	(75,662)	(181,952)
Net cash used in investing activities	(552,685)	(540,791)	(638,881)
Financing activities:
Issuance of short-term borrowings	—	810,000	11,500
Repayment of short-term borrowings	(95,000)	(433,901)	—
Issuance of long-term debt	308,600	594,700	214,969
Repayment of long-term debt	(182,135)	(568,883)	(38,764)
Debt issuance costs	(2,456)	(2,521)	(1,129)
Costs of issuance of common stock	(50)	—	(150)
Dividends paid	(102,939)	(161,316)	(176,915)
Repurchase of common stock	—	(4,811)	(7,399)
Tax withholding on stock-based compensation	(2,623)	(3,040)	(4,904)
Net cash (used in) provided by continuing operations	(76,603)	230,228	(2,792)
Net cash provided by (used in) discontinued operations	116,899	(25,606)	157,965
Net cash provided by financing activities	40,296	204,622	155,173
(Decrease) increase in cash, cash equivalents and restricted cash	(10,071)	(3,542)	26,356
Cash, cash equivalents and restricted cash - beginning of year	76,975	80,517	54,161
Cash, cash equivalents and restricted cash - end of year *	$66,904	$76,975	$80,517
*Includes cash of discontinued operations of $16.5 million and $9.7 million for the years ended December 31, 2023 and 2022, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

66 MDU Resources Group, Inc. Form 10-K

Index
Part II

Notes to Consolidated Financial Statements
Note 1 - Basis of Presentation
The consolidated financial statements of the Company include the accounts of the following businesses: electric, natural gas distribution, pipeline and other. For further descriptions of the Company's businesses, see Note 17.
On May 31, 2023, the Company completed the separation of Knife River, formerly the construction materials and contracting segment, resulting in Knife River becoming an independent, publicly-traded company. The Company's board of directors approved the distribution of approximately 90 percent of the issued and outstanding shares of Knife River to the Company's stockholders. Stockholders of the Company received one share of Knife River common stock for every four shares of the Company's common stock held on May 22, 2023, the record date for the distribution. The Company retained approximately 10 percent or 5.7 million shares of Knife River common stock immediately following the separation, which were disposed of in a tax-free exchange in November 2023. The separation of Knife River was a tax-free spinoff transaction to the Company's stockholders for U.S. federal income tax purposes, except for cash received in lieu of fractional shares.
On October 31, 2024, the Company completed the separation of Everus, its construction services business, resulting in Everus becoming an independent, publicly-traded company. The Company's board of directors approved the distribution of all the outstanding shares of Everus common stock to the Company's stockholders. Stockholders of the Company received one share of Everus common stock for every four shares of the Company's common stock held as of the close of business on October 21, 2024, the record date for the distribution. The separation of Everus was a tax-free spinoff transaction to the Company's stockholders for U.S. federal income tax purposes, except for cash received in lieu of fractional shares.
The Company's consolidated financial statements and accompanying notes for the current and prior periods have been restated to present the results of operations and the assets and liabilities of Knife River and Everus as discontinued operations, other than certain corporate overhead costs of the Company historically allocated to Knife River and Everus, which are reflected in Other. Also included in discontinued operations in the Consolidated Statements of Income are the supporting activities of Fidelity and certain interest expense related to financing activity associated with the Knife River and Everus separations. The assets and liabilities of the Company's discontinued operations are included in current assets of discontinued operations, noncurrent assets of discontinued operations, current liabilities of discontinued operations and noncurrent liabilities of discontinued operations on the Consolidated Balance Sheets. Unless otherwise indicated, the amounts presented in the accompanying notes to the consolidated financial statements relate to the Company's continuing operations. For more information on discontinued operations, see Note 3.
Additionally, certain amounts recorded in prior year financial statements have been reclassified to conform to the current year presentation. The Company has reclassified $26.9 million and $27.4 million of transmission-related expenses from operation and maintenance to electric fuel and purchased power for the years ended December 31, 2023 and 2022, respectively, in the Consolidated Statements of Income. These transmission-related expenses are an integral component of the cost of electricity sold to customers and therefore, more appropriately reflected in electric fuel and purchased power than operation and maintenance expense. These reclassifications had no effect on previously reported results of operations or cash flows.
Management has also evaluated the impact of events occurring after December 31, 2024, up to the date of issuance of these consolidated financial statements on February 20, 2025, that would require recognition or disclosure in the financial statements.
Principles of consolidation
The consolidated financial statements were prepared in accordance with GAAP and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation, except for certain transactions related to regulated operations in accordance with GAAP. For more information on intercompany revenues, see Note 17.
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

MDU Resources Group, Inc. Form 10-K 67

Index
Part II

Note 2 - Significant Accounting Policies
New accounting standards
The following table provides a brief description of the accounting pronouncements applicable to the Company and the potential impact on its financial statements and/or disclosures:

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
The Company has updated its credit agreements to include language regarding the successor or alternate rate to LIBOR. The Company did not have a material impact on its results of operations, financial position, cash flows or disclosures.

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
		December 31, 2024	The Company identified and updated disclosures to ensure compliance with the new guidance. See Note 17.
Recently issued accounting standards not yet adopted
ASU 2023-09 Income Taxes - Improvements to Income Tax Disclosures an Amendment, December 2023
In December 2023, the FASB issued guidance to address investors requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information and effectiveness of income tax disclosures.
		Effective for annual reporting periods beginning after 2024 on a prospective basis.	The Company is currently evaluating the impact the guidance will have on its disclosures for the year ended December 31, 2025.
ASU 2024-01 Compensation - Stock Compensation
In March 2024, the FASB issued Improvements to GAAP through an example to demonstrate application of the scope of paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted in Compensation - Stock Compensation.
		Effective for fiscal year beginning after December 15, 2024.	The Company is currently evaluating the impact the guidance will have on its disclosures for the year ended December 31, 2025.
ASU 2024-03 Disaggregation of Income Statement Expenses
In November 2024, the FASB issued guidance to improve the disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general, and administrative; and research and development).
		Effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027.	The Company is currently evaluating the impact the guidance will have on its disclosures for the year ended December 31, 2027.
Cash, cash equivalents and restricted cash
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash represents deposits held by the Company’s captive insurance company that is required by state insurance regulations to remain in the captive insurance company. The Company had restricted cash of $16.7 million and $13.2 million at December 31, 2024 and 2023, respectively.

68 MDU Resources Group, Inc. Form 10-K

Index
Part II

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
Legal costs
The Company generally expenses external legal fees as they are incurred unless it has specific circumstances to defer, such as probable recovery in a rate proceeding.
Receivables and allowance for expected credit losses
Receivables consist primarily of trade receivables from the sale of goods and services net of expected credit losses. The Company's trade receivables are all due in 12 months or less. The total balance of receivables past due 90 days or more was $3.6 million and $3.7 million at December 31, 2024 and 2023, respectively.
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

MDU Resources Group, Inc. Form 10-K 69

Index
Part II

Details of the Company's expected credit losses were as follows:

	Electric	Natural gas distribution	Pipeline	Total
	(In thousands)
At December 31, 2022	$375	$1,615	$2	$1,992
Current expected credit loss provision	1,645	5,777	—	7,422
Less write-offs charged against the allowance	1,994	7,355	2	9,351
Credit loss recoveries collected	388	1,152	—	1,540
At December 31, 2023	414	1,189	—	1,603
Current expected credit loss provision	1,891	4,667	—	6,558
Less write-offs charged against the allowance	2,218	5,709	—	7,927
Credit loss recoveries collected	386	1,219	—	1,605
At December 31, 2024	$473	$1,366	$—	$1,839
Receivables also consist of accrued unbilled revenue representing revenues recognized in excess of amounts billed. Accrued unbilled revenue at MDU Energy Capital was $143.2 million and $132.0 million at December 31, 2024 and 2023, respectively.
Inventories and natural gas in storage
Natural gas in storage is generally valued at lower of cost or market using the last-in, first-out method or lower of cost or net realizable value using the average cost or first-in, first-out method. The majority of all other inventories are valued at the lower of cost or net realizable value using the average cost method. The portion of the cost of natural gas in storage expected to be used within 12 months was included in inventories. Inventories at December 31 consisted of:

	2024	2023
	(In thousands)
Natural gas in storage (current)	$40,073	$39,377
Fuel stock	4,867	5,307
Total	$44,940	$44,684
The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in noncurrent assets - other and was $48.5 million at both December 31, 2024 and 2023, respectively.
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
The Company is permitted to capitalize AFUDC on regulated construction projects and to include such amounts in rate base when the related facilities are placed in service. In addition, the Company capitalizes interest, when applicable, on certain contracting services projects associated with its other operations. The amount of AFUDC for the years ended December 31 was as follows:

	2024	2023	2022
	(In thousands)
AFUDC - borrowed	$10,964	$10,035	$2,236
AFUDC - equity	$2,251	$1,894	$2,165
Generally, property, plant and equipment are depreciated on a straight-line basis over the average useful lives of the assets.
The Company collects removal costs for certain plant assets in regulated utility rates. These amounts are recorded as regulatory liabilities on the Consolidated Balance Sheets.

70 MDU Resources Group, Inc. Form 10-K

Index
Part II

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
No impairment losses were recorded in 2024, 2023 or 2022. Unforeseen events and changes in circumstances could require the recognition of impairment losses at some future date.
Regulatory assets and liabilities
The Company is subject to various state and federal agency regulations. The accounting policies followed by the Company are generally subject to the Uniform System of Accounts of the FERC as well as the provisions of ASC 980 - Regulated Operations. These accounting policies differ in some respects from those used by the Company's non-regulated businesses.
The Company accounts for certain income and expense items under the provisions of regulatory accounting, which requires the Company to defer as regulatory assets or liabilities certain items that would have otherwise been reflected as expense or income, respectively. The Company records regulatory assets or liabilities at the time the Company determines the amounts to be recoverable in current or future rates. Regulatory assets and liabilities are being amortized consistently with the regulatory treatment established by the FERC and the applicable state public service commission. See Note 6 for more information regarding the nature and amounts of these regulatory deferrals.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is required to be tested for impairment annually, which the Company completes in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired.
The Company has determined that the reporting units for its goodwill impairment test are its operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results. As of December 31, 2024, the only operating segment with goodwill was the natural gas distribution segment. For more information on the Company's operating segments, see Note 17.
Goodwill impairment, if any, is measured by comparing the fair value of each reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, the Company must record an impairment loss for the amount that the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. For the years ended December 31, 2024, 2023 and 2022, there were no impairment losses recorded.
Investments
The Company's investments include the cash surrender value of life insurance policies, insurance contracts, mortgage-backed securities and U.S. Treasury securities. The Company measures its investment in the insurance contracts at fair value with any unrealized gains and losses recorded on the Consolidated Statements of Income. The Company has not elected the fair value option for its mortgage-backed securities and U.S. Treasury securities and, as a result, the unrealized gains and losses on these investments are recorded in accumulated other comprehensive loss. For more information, see Notes 9 and 18.
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

MDU Resources Group, Inc. Form 10-K 71

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
The Company did not have any material commodity price derivative contracts at December 31, 2024 or 2023.
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
Stock-based compensation
The Company determines compensation expense for stock-based awards based on the estimated fair values at the grant date and recognizes the related compensation expense over the vesting period. The Company uses the straight-line amortization method to recognize compensation expense related to RSUs, which only has a service condition. This method recognizes stock compensation expense on a straight-line basis over the requisite service period for the entire award. The Company recognized compensation expense related to PSAs that vest based on performance metrics and service conditions on a straight-line basis over the service period. Inception-to-date expense was adjusted based upon the determination of the potential achievement of the performance target at each reporting date. The Company recognized compensation expense related to PSAs with market-based performance metrics on a straight-line basis over the requisite service period. Outstanding PSAs were converted to RSUs in connection with the completed separation of Knife River through the spinoff.
The Company records the compensation expense for PSAs using an estimated forfeiture rate. The estimated forfeiture rate is calculated based on an average of actual historical forfeitures. The Company also performs an analysis of any known factors at the time of the calculation to identify any necessary adjustments to the average historical forfeiture rate. At the time actual forfeitures become more than estimated forfeitures, the Company records compensation expense using actual forfeitures.
Earnings per share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the total of the weighted average number of shares of common stock outstanding during the year, plus the effect of nonvested performance share awards and restricted stock units. Common stock outstanding includes issued shares less shares held in treasury. As a result of the 2023 Knife River separation, the Company retained legal ownership of 538,921 shares of the Company's common stock that were historically owned by a subsidiary of Knife River and recorded in Treasury stock at cost. Following the separation, the 538,921 treasury shares were retired. The 538,921 shares of treasury stock did not have an impact on weighted-average shares outstanding, as they were not outstanding prior to being retired. Net income was the same for both the basic and diluted earnings per share calculations. A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per share calculations follows:

72 MDU Resources Group, Inc. Form 10-K

Index
Part II

	2024	2023	2022
	(In thousands, except per share amounts)
Weighted average common shares outstanding - basic	203,867	203,640	203,358
Effect of dilutive performance share awards	786	298	104
Weighted average common shares outstanding - diluted	204,653	203,938	203,462

Earnings per share - basic:
Income from continuing operations	$.89	$1.62	$.58
Discontinued operations, net of tax	.49	.42	1.23
Earnings per share - basic	$1.38	$2.04	$1.81

Earnings per share - diluted:
Income from continuing operations	$.88	$1.62	$.58
Discontinued operations, net of tax	.49	.41	1.23
Earnings per share - diluted	$1.37	$2.03	$1.81

Shares excluded from the calculation of diluted earnings per share	—	—	14
Dividends declared per common share	$.5100	$.6950	$.8750
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
Note 3 - Discontinued Operations
On May 31, 2023, the Company completed the separation of Knife River, its former construction materials and contracting segment, into a new independent publicly-traded company. The separation was achieved through the Company's pro-rata distribution of approximately 90 percent of the outstanding shares of Knife River to the Company's common stockholders. To effect the separation, the Company distributed to its stockholders one share of Knife River common stock for every four shares of the Company's common stock held on May 22, 2023, the record date for the distribution, with the Company retaining approximately 10 percent, or 5.7 million shares of Knife River common stock immediately following the separation. In November 2023, the Company completed the tax-free exchange of its retained shares and recognized a gain of $186.6 million, which was reflected in continuing operations because the Company did not have continuing significant involvement in Knife River. The separation of Knife River was a tax-free spinoff transaction to the Company's stockholders for U.S. federal income tax purposes, except for cash received in lieu of fractional shares.
On October 31, 2024, the Company completed the separation of Everus, its former construction services segment, into a new independent, publicly-traded company. The Company's board of directors approved the distribution of all the outstanding shares of Everus common stock to the Company's stockholders. Stockholders of the Company received one share of Everus common stock for every four shares of the Company's common stock held as of the close of business on October 21, 2024, the record date for the distribution. The separation of Everus was a tax-free spinoff transaction to the Company's stockholders for U.S. federal income tax purposes, except for cash received in lieu of fractional shares.
As a result of the separations, the historical results of operations are shown in discontinued operations, net of tax, except for allocated general corporate overhead costs of the Company, which did not meet the criteria for discontinued operations. The Company’s consolidated financial statements and accompanying notes for prior periods have been restated. For the comparative periods, Everus' operations are only reflected through October 2024 compared to the full year in 2023 and 2022 and Knife River's operations are only reflected through May 2023 compared to the full year in 2022.

MDU Resources Group, Inc. Form 10-K 73

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
As a result of the separation of Knife River, the Company retained legal ownership of 538,921 shares of the Company's common stock that were historically owned by a subsidiary of Knife River and recorded in Treasury stock at cost. Following the separation of Knife River, the 538,921 treasury shares were retired.
The Company provided to Knife River and Knife River provided to the Company transition services in accordance with the transition services agreement entered into on May 31, 2023. For the twelve months ended December 31, 2024 and 2023, the Company received $1.5 million and $2..9 million, respectively; and paid $159,000 and $823,000, respectively, for these related activities. All transition services were completed as of October 2024.
The Company provided and will provide to Everus and Everus provided and will provide to the Company transition services in accordance with the transition services agreement entered into on October 31, 2024. For the twelve months ended December 31, 2024, the Company received $727,000; and paid $47,000, for these related activities. The majority of the transition services are expected to be provided for a period of approximately eighteen months, however, no longer than two years after the separation.
Separation related costs of $41.7 million, $58.6 million and $11.5 million net of tax, were incurred during the twelve months ended December 31, 2024, 2023 and 2022, respectively. Certain separation costs incurred are presented in discontinued operations, net of tax in the Consolidated Statements of Income. These charges primarily relate to transaction and third-party support costs, one-time business separation fees and related tax charges.

74 MDU Resources Group, Inc. Form 10-K

Index
Part II

The Company had no assets or liabilities related to the discontinued operations of Knife River on its balance sheet as of December 31, 2024 and 2023. The carrying amounts of the major classes of assets and liabilities related to the discontinued operations of Everus included in the Company’s Consolidated Balance Sheet at December 31, 2023 were as follows:

December 31, 2023
Assets	(In Thousands)
Current assets:
Cash and cash equivalents	$16,501
Receivables, net	692,629
Inventories	42,709
Prepayments and other current assets	17,651
Total current assets of discontinued operations	769,490
Noncurrent assets:
Net property, plant and equipment	116,018
Goodwill	143,224
Other intangible assets, net	2,004
Investments	11,760
Operating lease right-of-use assets	53,232
Other	21,627
Total noncurrent assets of discontinued operations	347,865
Total assets of discontinued operations	$1,117,355
Liabilities
Current liabilities:
Accounts payable	$315,240
Taxes payable	8,557
Accrued compensation	44,721
Operating lease liabilities due within one year	21,143
Other accrued liabilities	53,619
Total current liabilities of discontinued operations	443,280
Noncurrent liabilities:
Long-term debt	132,000
Deferred income taxes	6,212
Operating lease liabilities	32,504
Other	8,934
Total noncurrent liabilities of discontinued operations	179,650
Total liabilities of discontinued operations	$622,930
The reconciliation of the major classes of income and expense constituting pretax income from discontinued operations to the after-tax income from discontinued operations on the Consolidated Statements of Income were as follows:

	2024	2023	2022
	(In thousands)
Operating revenues	$2,377,332	$3,589,251	$5,226,766
Operating expenses	2,241,162	3,422,393	4,853,408
Operating (loss) income	136,170	166,858	373,358
Other income (expense)	12,446	10,599	4,119
Interest expense	7,118	47,229	38,590
Income from discontinued operations before income taxes	141,498	130,228	338,887
Income taxes	41,463	45,638	88,650
Discontinued operations, net of tax	$100,035	$84,590	$250,237

MDU Resources Group, Inc. Form 10-K 75

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

Year ended December 31, 2024	Electric	Natural gas distribution	Pipeline	Other	Total
	(In thousands)
Residential utility sales	$140,054	$646,049	$—	$—	$786,103
Commercial utility sales	171,760	399,087	—	—	570,847
Industrial utility sales	42,883	42,588	—	—	85,471
Other utility sales	7,910	—	—	—	7,910
Natural gas transportation	—	60,645	174,623	—	235,268
Natural gas storage	—	—	23,690	—	23,690
Other	59,288	40,703	13,139	195	113,325
Intersegment eliminations	(72)	(130)	(69,222)	(195)	(69,619)
Revenues from contracts with customers	421,823	1,188,942	142,230	—	1,752,995
Other revenues	(7,417)	12,033	367	—	4,983
Total external operating revenues	$414,406	$1,200,975	$142,597	$—	$1,757,978

Year ended December 31, 2023	Electric	Natural gas distribution	Pipeline	Other	Total
	(In thousands)
Residential utility sales	$136,274	$724,600	$—	$—	$860,874
Commercial utility sales	170,321	442,507	—	—	612,828
Industrial utility sales	43,063	45,205	—	—	88,268
Other utility sales	7,270	—	—	—	7,270
Natural gas transportation	—	52,465	145,297	—	197,762
Natural gas storage	—	—	18,254	—	18,254
Other	54,508	15,141	13,874	119	83,642
Intersegment eliminations	(138)	(301)	(62,533)	(119)	(63,091)
Revenues from contracts with customers	411,298	1,279,617	114,892	—	1,805,807
Other revenues	(10,261)	7,619	187	—	(2,455)
Total external operating revenues	$401,037	$1,287,236	$115,079	$—	$1,803,352

76 MDU Resources Group, Inc. Form 10-K

Index
Part II

Year ended December 31, 2022	Electric	Natural gas distribution	Pipeline	Other	Total
	(In thousands)
Residential utility sales	$138,634	$718,191	$—	$—	$856,825
Commercial utility sales	146,182	453,802	—	—	599,984
Industrial utility sales	43,766	41,710	—	—	85,476
Other utility sales	7,597	—	—	—	7,597
Natural gas transportation	—	48,886	129,290	—	178,176
Natural gas storage	—	—	14,583	—	14,583
Other	45,608	13,617	11,450	86	70,761
Intersegment eliminations	(58)	(216)	(58,884)	(86)	(59,244)
Revenues from contracts with customers	381,729	1,275,990	96,439	—	1,754,158
Other revenues	(4,714)	(2,402)	256	—	(6,860)
Total external operating revenues	$377,015	$1,273,588	$96,695	$—	$1,747,298
Remaining performance obligations
The remaining performance obligations at the pipeline segment include firm transportation and storage contracts with fixed pricing and fixed volumes. The Company has applied the practical expedient that does not require additional disclosures for contracts with an original duration of less than 12 months to certain firm transportation and non-regulated contracts. The Company's firm transportation and storage contracts included in the remaining performance obligations have weighted average remaining durations of less than five years and one year, respectively.
At December 31, 2024, the Company's remaining performance obligations were $606.5 million. The Company expects to recognize the following revenue amounts in future periods related to these remaining performance obligations: $82.1 million within the next 12 months or less; $81.5 million within the next 13 to 24 months; and $442.9 million in 25 months or more.
Note 5 - Property, Plant and Equipment
Property, plant and equipment at December 31 was as follows:

	2024	2023	Weighted Average Depreciable Life in Years
	(Dollars in thousands, where applicable)
Electric:
Generation	$1,014,906	$939,474	49
Distribution	546,121	521,215	47
Transmission	662,466	639,999	65
CWIP	81,316	115,103	0
Other	176,007	153,248	15
Natural gas distribution:
Distribution	2,955,435	2,771,540	53
Transmission	146,710	115,057	56
Storage	43,700	42,654	37
General	229,034	215,572	13
CWIP	74,207	70,373	0
Other	282,007	246,991	15
Pipeline:
Transmission	1,173,259	1,035,995	46
Storage	61,369	57,160	53
CWIP	29,629	57,038	0
Other	73,749	68,194	17
Other:
Land and other	4,148	31,654	7
Less accumulated depreciation and amortization	2,209,771	2,076,375
Net property, plant and equipment	$5,344,292	$5,004,892

MDU Resources Group, Inc. Form 10-K 77

Index
Part II

Note 6 - Regulatory Assets and Liabilities
The following table summarizes the individual components of unamortized regulatory assets and liabilities as of December 31:

	Estimated Recovery or Refund Period	*	2024	2023
			(In thousands)
Regulatory assets:
Current:
Natural gas costs recoverable through rate adjustments	Up to 1 year		$91,091	$98,844
Environmental compliance programs	Up to 1 year		76,964	5,525
Conservation programs	Up to 1 year		19,123	14,425
Electric fuel and purchased power deferral	Up to 1 year		9,662	33,918
Decoupling mechanisms	Up to 1 year		6,767	—
Cost recovery mechanisms	Up to 1 year		5,114	9,153
Other	Up to 1 year		6,715	10,627
			215,436	172,492
Noncurrent:
Pension and postretirement benefits	**		142,064	142,511
Cost recovery mechanisms	Up to 24 years		76,542	85,944
Plant costs/asset retirement obligations	Over plant lives		47,042	46,009
Manufactured gas plant site remediation	-		27,964	26,127
Taxes recoverable from customers	Over plant lives		12,221	12,249
Electric fuel and purchased power deferral	Up to 2 years		4,349	—
Covid-19 deferred costs	-		4,167	2,746
Long-term debt refinancing costs	Up to 36 years		2,011	2,600
Environmental compliance programs	-		—	66,806
Natural gas costs recoverable through rate adjustments	Up to 2 years		—	55,493
Other	Up to 14 years		5,990	6,614
			322,350	447,099
Total regulatory assets			$537,786	$619,591
Regulatory liabilities:
Current:
Environmental compliance	Up to 1 year		$72,387	$—
Natural gas costs refundable through rate adjustments	Up to 1 year		45,427	43,161
Margin sharing	Up to 1 year		4,156	5,243
Provision for rate refund	Up to 1 year		3,677	6,866
Taxes refundable to customers	Up to 1 year		2,163	2,149
Conservation programs	Up to 1 year		2,082	2,130
Cost recovery mechanisms	Up to 1 year		1,720	6,284
Other	Up to 1 year		5,555	4,928
			137,167	70,761
Noncurrent:
Plant removal and decommissioning costs	Over plant lives		217,603	220,147
Taxes refundable to customers	Over plant lives		185,402	193,578
Cost recovery mechanisms	Up to 17 years		30,354	21,791
Accumulated deferred investment tax credit	Over plant lives		18,788	15,740
Pension and postretirement benefits	**		4,862	6,044
Environmental compliance programs	-		—	61,941
Other	Up to 13 years		2,161	1,809
			459,170	521,050
Total regulatory liabilities			$596,337	$591,811
Net regulatory position			$(58,551)	$27,780
*Estimated recovery or refund period for amounts currently being recovered or refunded in rates to customers.
**    Recovered as expense is incurred or cash contributions are made.

78 MDU Resources Group, Inc. Form 10-K

Index
Part II

As of December 31, 2024 and 2023, approximately $181.2 million and $194.3 million, respectively, of regulatory assets were not earning a rate of return but are expected to be recovered from customers in future rates. These assets are largely comprised of the unfunded portion of pension and postretirement benefits, asset retirement obligations, certain pipeline integrity costs and the estimated future cost of manufactured gas plant site remediation.
The Company is subject to environmental compliance regulations in certain states which require natural gas distribution companies to reduce overall GHG emissions to certain thresholds as established by each applicable state. Compliance with these standards may be achieved through increased energy efficiency and conservation measures, purchased emission allowances and offsets and purchases of low carbon fuels. Emission allowances are allocated by the respective states to the Company at no cost, of which a portion is required to be sold at auction. The compliance costs for these regulations and the revenues from the sale of the allocated emissions allowances are passed through to customers in rates and the Company has, accordingly, deferred the environmental compliance costs as a regulatory asset and proceeds from the sale of allowances as a regulatory liability.
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
Note 8 - Goodwill
The carrying amount of goodwill at the natural gas distribution segment, which remained unchanged, was $345.7 million, respectively, at both December 31, 2024 and 2023. No impairments of goodwill have been recorded in these periods.

MDU Resources Group, Inc. Form 10-K 79

Index
Part II

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
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of insurance contracts, to satisfy its obligations under its unfunded, nonqualified defined benefit and defined contribution plans for executive officers and certain key management employees and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $59.3 million and $62.9 million at December 31, 2024 and 2023, respectively, are classified as investments on the Consolidated Balance Sheets. The net unrealized gain on these investments for the year ended December 31, 2024 and 2023, was $5.9 million and $7.4 million, respectively. The net unrealized loss on these investments for the year ended December 31, 2022 was $11.2 million. The change in fair value, which is considered part of the cost of the plan, is classified in Other income on the Consolidated Statements of Income. In the first quarter of 2024 and the fourth quarter of 2023, the Company withdrew $9.0 million and $20.0 million, respectively, of its cost basis, which reduced Investments on the Consolidated Balance Sheets.
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

December 31, 2024	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$7,933	$4	$383	$7,554
U.S. Treasury securities	3,945	80	1	4,024
Total	$11,878	$84	$384	$11,578

December 31, 2023	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,234	$17	$470	$7,781
U.S. Treasury securities	3,521	28	8	3,541
Total	$11,755	$45	$478	$11,322

80 MDU Resources Group, Inc. Form 10-K

Index
Part II

The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at December 31, 2024, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2024
	(In thousands)
Assets:
Money market funds	$—	$12,879	$—	$12,879
Insurance contracts*	—	59,282	—	59,282
Available-for-sale securities:
Mortgage-backed securities	—	7,554	—	7,554
U.S. Treasury securities	—	4,024	—	4,024
Total assets measured at fair value	$—	$83,739	$—	$83,739
*The insurance contracts invest approximately 58 percent in fixed-income investments, 17 percent in common stock of large-cap companies, 8 percent in target date investments, 8 percent in common stock of mid-cap companies, 4 percent in common stock of small-cap companies, 4 percent in cash equivalents, and 1 percent in international investments.

	Fair Value Measurements at December 31, 2023, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2023
	(In thousands)
Assets:
Money market funds	$—	$6,409	$—	$6,409
Insurance contracts*	—	62,936	—	62,936
Available-for-sale securities:
Mortgage-backed securities	—	7,781	—	7,781
U.S. Treasury securities	—	3,541	—	3,541
Total assets measured at fair value	$—	$80,667	$—	$80,667
*The insurance contracts invest approximately 60 percent in fixed-income investments, 15 percent in common stock of large-cap companies, 8 percent in target date investments, 7 percent in common stock of mid-cap companies, 5 percent in common stock of small-cap companies, 3 percent in cash equivalents, 1 percent in high yield investments, and 1 percent in international investments.

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

MDU Resources Group, Inc. Form 10-K 81

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

	2024	2023
	(In thousands)
Carrying Amount	$2,292,610	$2,166,223
Fair Value	$1,963,396	$1,914,039
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

Certain debt instruments of the Company and its subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at December 31, 2024. In the event the Company or its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
The following table summarizes the outstanding revolving credit facilities of the Company and its subsidiaries:

Company	Facility	Facility Limit		Amount Outstanding at December 31, 2024	Amount Outstanding at December 31, 2023	Letters of Credit at December 31, 2024		Expiration Date
		(In millions)
Montana-Dakota Utilities Co.	Commercial paper/Revolving credit agreement (a)	$200.0		$81.4	$144.2	$—		10/18/28
Cascade Natural Gas Corporation	Revolving credit agreement	$175.0	(b)	$64.6	$15.4	$2.2	(c)	6/20/29
Intermountain Gas Company	Revolving credit agreement	$175.0	(b)	$105.1	$30.7	$—		6/20/29
MDU Resources Group, Inc.	Revolving credit agreement	$200.0	(d)	$—	$—	$12.1	(c)	5/31/28
(a)The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Montana-Dakota on stated conditions, up to a maximum of $250.0 million). At December 31, 2024 and 2023, there were no amounts outstanding under the revolving credit agreement.
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
Short-term debt
Cascade On January 20, 2023, Cascade entered into a $150.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of January 19, 2024. On December 5, 2023, Cascade paid down $100.0 million of the outstanding balance. On January 19, 2024, Cascade made the final $50.0 million repayment on the term loan agreement.
Intermountain On January 20, 2023, Intermountain entered into a $125.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of January 19, 2024. In March, April and May 2023, Intermountain paid down $20.0 million, $30.0 million, and $30.0 million, respectively, of the outstanding balance. On January 19, 2024 Intermountain made the final $45.0 million repayment on the term loan agreement.

MDU Resources Group, Inc. On May 31, 2023, the Company entered into a $150.0 million revolving credit agreement with a SOFR-based variable interest rate and a maturity date of May 29, 2024. At December 31, 2023, the Company had no amount outstanding, which remained that way until this agreement matured and subsequently terminated in May 2024.

82 MDU Resources Group, Inc. Form 10-K

Index
Part II

Long-term debt
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at December 31, 2024	2024	2023
		(In thousands)
Senior notes due on dates ranging from August 23, 2025 to June 15, 2062	4.57%	$1,947,000	$1,882,000
Credit agreements due on June 20, 2029	5.79%	169,700	46,100
Commercial paper supported by revolving credit agreement	4.76%	81,400	144,200
Term loan agreements due on dates ranging from September 3, 2032 to April 1, 2039	4.44%	65,600	64,300
Medium-term notes due on dates ranging from September 15, 2027 to March 16, 2029	7.32%	35,000	35,000
Other notes due on dates ranging from May 31, 2028 to November 30, 2038	6.00%	346	980
Less unamortized debt issuance costs		6,436	6,357
Total long-term debt		2,292,610	2,166,223
Less current maturities		161,700	61,319
Net long-term debt		$2,130,910	$2,104,904
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
On July 11, 2024, Montana-Dakota issued $125.0 million of senior notes under a note purchase agreement with maturity dates ranging from July 11, 2039 to July 11, 2054, at a weighted average interest rate of 5.96 percent. The agreement contains customary covenants and provisions, including a covenant of Montana-Dakota not to permit, at any time, the ratio of total debt to capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.
Montana-Dakota's ratio of total debt to total capitalization at December 31, 2024, was 48 percent.
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
Cascade's ratio of total debt to total capitalization at December 31, 2024, was 50 percent.
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
Intermountain's ratio of total debt to total capitalization at December 31, 2024, was 60 percent.
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
On May 31, 2023, the Company entered into a $375.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of May 31, 2025. On November 15, 2023, the Company paid down $185.0 million of the term loan agreement. On November 1, 2024, the Company repaid its remaining outstanding balance of $190.0 million and the term loan agreement subsequently terminated. The Company's repayment was

MDU Resources Group, Inc. Form 10-K 83

Index
Part II

funded by the Everus repayment of debt in connection with the separation. Refer to Note 3 for additional information related to the repayment of debt associated with the Everus separation.
The Company's ratio of total debt to total capitalization at December 31, 2024, was 46 percent.
WBI Energy Transmission WBI Energy Transmission has a $350.0 million uncommitted note purchase and private shelf agreement with an expiration date of December 22, 2025. WBI Energy Transmission had $235.0 million of notes outstanding at December 31, 2024, which reduced the remaining capacity under this uncommitted private shelf agreement to $115.0 million. This agreement contains customary covenants and provisions, including a covenant of WBI Energy Transmission not to permit, as of the end of any fiscal quarter, the ratio of total debt to total capitalization to be greater than 55 percent. Other covenants include a limitation on priority debt, restrictions on the sale of certain assets and the making of certain investments.
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
WBI Energy Transmission's ratio of total debt to total capitalization at December 31, 2024, was 40 percent.
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs and discount, for the five years and thereafter following December 31, 2024, were as follows:

	2025	2026	2027	2028	2029	Thereafter
	(In thousands)
Long-term debt maturities	$161,700	$144,700	$24,700	$161,100	$244,400	$1,562,446
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
A reconciliation of the Company's liability, which the current portion is included in other accrued liabilities on the Consolidated Balance Sheets, for the years ended December 31 was as follows:

	2024	2023
	(In thousands)
Balance at beginning of year	$385,154	$373,147
Liabilities incurred	2,721	533
Liabilities settled	(5,271)	(6,633)
Accretion expense*	19,655	18,894
Revisions in estimates	4,388	(787)
Balance at end of year	$406,647	$385,154
*Includes $19.6 million and $18.9 million in 2024 and 2023, respectively, recorded to regulatory assets.

The 2024 revisions in estimates consist principally of updated asset retirement obligation costs resulting from decommissioning studies performed for electric generating facilities at the electric segment.
The Company believes that largely all expenses related to asset retirement obligations at the Company's regulated operations will be recovered in rates over time and, accordingly, defers such expenses as regulatory assets. For more information on the Company's regulatory assets and liabilities, see Note 6.
Note 12 - Equity
The Company depends on earnings and dividends from its subsidiaries to pay dividends on common stock. The Company has paid quarterly dividends for 87 consecutive years. For the years ended December 31, 2024, 2023 and 2022, dividends declared on common stock were $.5100, $.6950 and $.8750 per common share, respectively. Dividends on common stock are paid quarterly to the stockholders as of the record date. For the years ended December 31, 2024, 2023 and 2022, the dividends declared to common stockholders were $103.9 million, $141.5 million and $177.9 million, respectively.

84 MDU Resources Group, Inc. Form 10-K

Index
Part II

The declaration and payment of dividends of the Company is at the sole discretion of the board of directors. In addition, the Company's subsidiaries are generally restricted to paying dividends out of capital accounts or net assets. The following discusses the most restrictive limitations.
Certain credit agreements and regulatory limitations of the Company's subsidiaries also contain restrictions on dividend payments. The most restrictive limitation requires the Company's subsidiaries not to permit the ratio of funded debt to capitalization to be greater than 65 percent. Based on this limitation, approximately $1.3 billion of the net assets of the Company's subsidiaries, which represents common stockholders' equity including retained earnings, would be restricted from use for dividend payments at December 31, 2024.
The Company may sell any combination of common stock and debt securities if warranted by market conditions and the Company's capital requirements. Any public offer and sale of such securities will be made only by means of a prospectus meeting the requirements of the Securities Act and the rules and regulations thereunder.
The K-Plan provides participants the option to invest in the Company's common stock. For the years ended December 31, 2024, 2023 and 2022, the K-Plan purchased shares of common stock on the open market. At December 31, 2024, there were 7.2 million shares of common stock reserved for original issuance under the K-Plan.
The Company currently has 2.0 million shares of preferred stock authorized to be issued with a $100 par value. At December 31, 2024 and 2023, there were no shares outstanding.
Note 13 - Stock-Based Compensation
The Company has stock-based compensation plans under which it is currently authorized to grant RSUs and other stock awards. As of December 31, 2024, there were 2.3 million remaining shares available to grant under these plans. The Company either purchases shares on the open market or issues new shares of common stock to satisfy the vesting of stock-based awards.
Separations of Knife River and Everus
In connection with the completed separations of Knife River and Everus through spinoffs, the provisions of the existing compensation plans required adjustments to the number and terms of outstanding employee time-vested RSUs and PSAs to preserve the intrinsic value of the awards immediately prior to each separation. The outstanding awards will continue to vest over the original vesting period, which is generally three years from the grant date. The outstanding PSAs in place at the time of the Knife River spinoff were modified to no longer be subject to performance-based vesting conditions. The number of PSAs were first adjusted for performance. The combined performance factors were determined based on the performance of the Company as of December 31, 2022. As a result, there were no outstanding PSAs at December 31, 2023. Outstanding awards at the time of the spinoffs were converted into awards of the holder’s employer following each separation. The Company incurred $1.7 million of incremental compensation expense related to the conversion of the RSUs associated with the Everus spinoff, of which $854,000 was recognized in 2024 and the remainder will be recognized in expense over the remaining service periods of the applicable awards.
Total stock-based compensation expense (after tax) was $7.1 million, $5.1 million and $6.9 million in 2024, 2023 and 2022, respectively. The Company uses the straight-line amortization method to recognize compensation expense related to RSUs, which only has a service condition. The Company recognized compensation expense related to PSAs with market-based performance metrics on a straight-line basis over the requisite service period. As of December 31, 2024, total remaining unrecognized compensation expense related to stock-based compensation was approximately $8.4 million (before income taxes) which will be amortized over a weighted average period of 1.3 years.
Stock awards
Non-employee directors receive shares of common stock in addition to and in lieu of cash payment for directors' fees. There were 46,341 shares with a fair value of $850,000, 50,717 shares with a fair value of $950,000 and 40,800 shares with a fair value of $1.2 million issued to non-employee directors during the years ended December 31, 2024, 2023 and 2022, respectively.
RSUs
In February 2024, 2023 and 2022, key employees were granted RSUs under the long-term performance-based incentive plan authorized by the Company's compensation committee. The compensation committee has the authority to select the recipients of awards, determine the type and size of awards, and establish certain terms and conditions of unit award grants. The shares vest over three years, contingent on continued employment. Compensation expense is recognized over the vesting period. Upon vesting, participants receive dividends that accumulate during the vesting period.

As previously discussed, adjustments were made to the number of RSUs to preserve the intrinsic value of the awards in connection with the spinoffs of Knife River and Everus and outstanding PSAs in place at the time of the Knife River spinoff were converted to RSUs.

MDU Resources Group, Inc. Form 10-K 85

Index
Part II

Target grants of RSUs outstanding at December 31, 2024, were as follows:

Grant Date	Performance Period	Target Grant of Shares
February 2023/ July 2023	2023-2025	542,233
February 2024/ June 2024	2024-2026	698,284
A summary of the status of the RSUs for the year ended December 31, 2024, was as follows:

	RSUs
	Number of Shares	Weighted Average Grant-Date Fair Value	**
Nonvested at beginning of period	873,300	$21.16
Granted pre-separation of Everus	478,938	20.89
Forfeited	(112,826)	21.35
Non-vested pre-separation of Everus	1,239,412
Adjustments related to the Everus separation*	663,661
Vested shares	(662,556)	12.04
Nonvested at end of period	1,240,517	$12.56
*Includes the conversion adjustments to preserve the intrinsic value of the awards and the cancellation of outstanding awards held by employees that transferred to Everus, which were replaced with awards issued by Everus as part of the separation.
** Weighted average grant-date fair values post-separation of Everus reflects incremental fair value related to modifying the awards and the Company's adjusted stock price due to the separation.

Historical PSAs
In February 2022, key employees were granted PSAs under the long-term performance-based incentive plan authorized by the Company's compensation committee. The compensation committee has the authority to select the recipients of awards, determine the type and size of awards, and establish certain terms and conditions of award grants. Upon vesting, participants receive dividends that accumulate during the vesting period. Share awards were generally earned over a three-year vesting period and tied to financial metrics. However, in connection with the spinoff of Knife River, the outstanding PSAs were converted to RSUs. As a result, there were no outstanding PSAs at December 31, 2024.
Under the market condition for these PSAs, participants could earn from zero to 200 percent of the apportioned target grant of shares based on the Company's total stockholder return relative to that of the selected peer group. Compensation expense was based on the grant-date fair value as determined by Monte Carlo simulation. The blended volatility term structure ranges were comprised of 50 percent historical volatility and 50 percent implied volatility. Risk-free interest rates were based on U.S. Treasury security rates in effect as of the grant date. Assumptions used for initial grants applicable to the market condition for certain PSAs issued in 2022 were:

2022
Weighted average grant-date fair value	$36.25
Blended volatility range	24.07% - 31.41%
Risk-free interest rate range	.71% - 1.68%
Weighted average discounted dividends per share	$2.93
Under the performance conditions for these PSAs, participants could earn from zero to 200 percent of the apportioned target grant of shares. The performance conditions were based on the Company's compound annual growth rate in earnings from continuing operations. The weighted average grant-date fair value per share for the PSAs applicable to these performance conditions issued in 2022 was $27.73.
The fair value of the PSAs that vested during the year ended December 31, 2022, was $7.6 million.

86 MDU Resources Group, Inc. Form 10-K

Index
Part II

Note 14 - Accumulated Other Comprehensive Loss
The Company's accumulated other comprehensive loss is comprised of losses on derivative instruments qualifying as hedges, postretirement liability adjustments and gain (loss) on available-for-sale investments.
The after-tax changes in the components of accumulated other comprehensive loss were as follows:

	Net Unrealized Loss on Derivative Instruments Qualifying as Hedges	Post- retirement Liability Adjustment	Net Unrealized Gain (Loss) on Available- for-sale Investments	Total Accumulated Other Comprehensive Loss
	(In thousands)
At December 31, 2022	$(125)	$(29,900)	$(558)	$(30,583)
Other comprehensive income (loss) before reclassifications	—	(646)	173	(473)
Amounts reclassified from accumulated other comprehensive loss	81	242	43	366
Net current-period other comprehensive income (loss)	81	(404)	216	(107)
Amounts reclassified related to the separation of Knife River	44	12,262	—	12,306
At December 31, 2023	—	(18,042)	(342)	(18,384)
Other comprehensive income before reclassifications	—	1,049	85	1,134
Amounts reclassified from accumulated other comprehensive loss	—	432	20	452
Net current-period other comprehensive income	—	1,481	105	1,586
At December 31, 2024	$—	$(16,561)	$(237)	$(16,798)
The following amounts were reclassified out of accumulated other comprehensive loss into net income. The amounts presented in parentheses indicate a decrease to net income on the Consolidated Statements of Income. The reclassifications for the years ended December 31 were as follows:

	2024	2023	Location on Consolidated Statements of Income
	(In thousands)
Reclassification adjustment for loss on derivative instruments included in net income	$—	$(96)	Interest expense
	—	15	Income taxes
	—	(81)
Amortization of postretirement liability losses included in net periodic benefit credit	(577)	(320)	Other income
	145	78	Income taxes
	(432)	(242)
Reclassification adjustment on available-for-sale investments included in net income	(25)	(54)	Other income
	5	11	Income taxes
	(20)	(43)
Total reclassifications	$(452)	$(366)

MDU Resources Group, Inc. Form 10-K 87

Index
Part II

Note 15 - Income Taxes
The components of income before income taxes from continuing operations for each of the years ended December 31 were as follows:

	2024	2023	2022
	(In thousands)
United States	$198,662	$340,330	$123,447
Income before income taxes from continuing operations	$198,662	$340,330	$123,447
Income tax expense (benefit) from continuing operations for the years ended December 31 was as follows:

	2024	2023	2022
	(In thousands)
Current:
Federal	$30,412	$8,271	$(15,849)
State	3,255	3,251	1,857
	33,667	11,522	(13,992)
Deferred:
Income taxes:
Federal	(17,321)	(3,331)	15,038
State	(1,805)	(125)	4,251
Investment tax credit - net	3,048	2,147	898
	(16,078)	(1,309)	20,187
Total income tax expense	$17,589	$10,213	$6,195
Components of deferred tax assets and deferred tax liabilities at December 31 were as follows:

	2024	2023
	(In thousands)
Deferred tax assets:
Environmental compliance	$33,730	$28,873
Pension and postretirement	25,508	27,584
Compensation-related	15,651	17,106
Customer advances	9,719	8,312
Cost recovery mechanisms	7,402	5,314
Legal and environmental contingencies	5,317	4,881
Other	20,386	13,045
Total deferred tax assets	117,713	105,115
Deferred tax liabilities:
Basis differences on property, plant and equipment	426,493	404,039
Pension and postretirement	48,355	39,110
Purchased gas adjustment	20,441	34,618
Environmental compliance	17,260	16,221
Cost recovery mechanisms	19,245	22,604
Legal and environmental contingencies	6,300	5,902
Other	19,931	33,947
Total deferred tax liabilities	558,025	556,441
Valuation allowance	1,008	1,010
Net deferred income tax liability	$441,320	$452,336
As of both December 31, 2024 and 2023, the Company had various state income tax net operating loss carryforwards of $1.0 million and state income tax credit carryforwards, excluding alternative minimum tax credit carryforwards, of $31.6 million and $33.7 million, respectively. The state income tax credit carryforwards are due to expire between 2026 and 2038. Changes in tax regulations or assumptions regarding current and future taxable income could require additional valuation allowances in the future.

88 MDU Resources Group, Inc. Form 10-K

Index
Part II

The following table reconciles the change in the net deferred income tax liability from December 31, 2023, to December 31, 2024, to deferred income tax expense:

2024
(In thousands)
Change in net deferred income tax liability from the preceding table	$(11,016)
Excess deferred income tax amortization	(8,121)
Deferred taxes associated with other comprehensive income	(532)
Other	3,591
Deferred income tax expense for the period	$(16,078)
Total income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The reasons for this difference were as follows:

Years ended December 31,	2024		2023		2022
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Computed tax at federal statutory rate	$41,719	21.0	$71,469	21.0	$25,924	21.0
Increases (reductions) resulting from:
State income taxes, net of federal income tax	4,047	2.0	3,605	1.1	2,484	2.0
State investment tax credit, net of federal income tax	2,400	1.2	1,545.5		1,624	1.3
Executive compensation	2,111	1.1	564.2		683.6
Federal renewable energy credit	(16,871)	(8.5)	(15,175)	(4.5)	(15,343)	(12.4)
Excess deferred income tax amortization	(8,121)	(4.1)	(8,383)	(2.5)	(9,008)	(7.3)
State tax rate change	(2,317)	(1.2)	(9)	—	(3)	—
Research and development tax credit	(1,465)	(.7)	(1,985)	(.6)	(1,692)	(1.4)
Nonqualified benefit plans	(1,142)	(.6)	(1,313)	(.4)	1,516	1.2
Tax-free debt for equity exchange	—	—	(38,967)	(11.4)	—	—
Other	(2,772)	(1.4)	(1,138)	(.3)	10	—
Total income tax expense	$17,589	8.8	$10,213	3.1	$6,195	5.0
The Company's effective tax rate for 2024 differs from the U.S. federal statutory rate of 21 percent due primarily to the impact of credits and deductions provided by law and excess deferred income tax amortization.
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
Note 16 - Cash Flow Information
Cash expenditures for interest and income taxes for the years ended December 31 were as follows:

	2024	2023	2022
	(In thousands)
Interest, net*	$108,242	$112,839	$49,036
Income taxes paid (refunded), net**	$43,572	$12,162	$(27,884)
*    AFUDC - borrowed was $11.0 million, $10.0 million and $2.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
**Income taxes paid, including discontinued operations, were $80.9 million, $62.5 million and $26.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Noncash investing and financing transactions at December 31 were as follows:

	2024	2023	2022
	(In thousands)
Property, plant and equipment additions in accounts payable	$36,820	$46,364	$34,886
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,787	$2,265	$1,324
Debt for equity exchange of retained shares in Knife River	$—	$293,239	$—

MDU Resources Group, Inc. Form 10-K 89

Index
Part II

Note 17 - Business Segment Data
The Company's reportable segments are those that are based on the Company's method of internal reporting, which generally segregates the strategic business activities due to differences in products, services and regulation. The internal reporting of these operating segments is defined based on the reporting and review process used by the Company's CODM, the chief executive officer. The Company's operations are located within the United States.
The Company’s CODM regularly reviews discrete financial information of each reportable segment and uses net income to assess performance of each reportable segment. The CODM uses this information to assess performance and make decisions about resources to be allocated to each reportable segment, including capital and personnel. The information provided to the CODM is prepared at the reportable segment level in quarterly financial packages and on a more summarized basis monthly. Budget and forecast information is also provided to the CODM at the reportable segment level.
The electric segment generates, transmits and distributes electricity in Montana, North Dakota, South Dakota and Wyoming. The natural gas distribution segment distributes natural gas in those states, as well as in Idaho, Minnesota, Oregon and Washington. These operations also supply related value-added services.
The pipeline segment provides natural gas transportation and underground storage services through a FERC regulated pipeline system primarily in the Rocky Mountain and northern Great Plains regions of the United States. This segment also provides non-regulated energy-related services, including cathodic protection.
The Other category includes the activities of Centennial Capital, which, through its subsidiary InterSource Insurance Company, insures various types of risks as a captive insurer for certain of the Company's subsidiaries. The function of the captive insurer is to fund the self-insured layers of the insured Company's general liability, automobile liability, pollution liability and other coverages. Centennial Capital also owns certain personal property. In addition, the Other category includes certain assets, liabilities and tax adjustments of the holding company primarily associated with corporate functions, as well as the gain on the tax-free exchange of the retained shares in Knife River and costs associated with certain strategic initiatives. Also included are certain general and administrative costs (reflected in operation and maintenance expense) and interest expense, which were previously allocated to Knife River, Everus, Fidelity and the refining business and did not meet the criteria for discontinued operations.
Discontinued operations includes the results of operations for Knife River and Everus and certain associated separation costs, including interest on certain debt facilities repaid in connection with the separations. For the comparative periods below, Everus' operations are only reflected through October 2024 compared to the full year in 2023 and 2022 and Knife River's operations are only reflected through May 2023, compared to the full year in 2022. Discontinued operations also includes the supporting activities of Fidelity other than certain general and administrative costs and interest expense as described above.

90 MDU Resources Group, Inc. Form 10-K

Index
Part II

The information below follows the same accounting policies as described in Note 2. Information on the Company's segments as of December 31 and for the years then ended was as follows:

Year ended December 31, 2024	Electric		Natural gas distribution		Pipeline	Other		Consolidated
	(In thousands)
Operating revenues:
External operating revenues	$414,406		$1,200,975		$142,597	$—		$1,757,978
Intersegment operating revenues	72		130		69,222	195		69,619
Operation and maintenance:
External operation and maintenance	94,897		231,087		75,456	13,051		414,491
Intersegment operation and maintenance	72		130		324	195		721
Purchased natural gas sold:
External purchased natural gas sold	—		630,403		—	—		630,403
Intersegment purchased natural gas sold	—		68,898		—	—		68,898
Electric fuel and purchased power	141,148		—		—	—		141,148
Depreciation and amortization	66,524		101,958		29,362	2,234		200,078
Taxes, other than income	17,605		76,042		12,175	394		106,216
Other income:
External other income	8,205		25,509		5,850	1,803		41,367
Intersegment other income	—		—		655	14,798		15,453
Interest expense:
External interest expense	30,058		63,185		10,862	4,242		108,347
Intersegment interest expense	—		—		4,633	10,820		15,453
Income tax expense (benefit)	(2,414)		7,974		17,470	(5,441)		17,589
Income (loss) from continuing operations	74,793		46,937		68,042	(8,699)		181,073
Discontinued operations, net of tax	—		—		—	100,035		100,035
Net income	$74,793		$46,937		$68,042	$91,336		$281,108
Capital expenditures (a)	$110,812		$286,152		$126,806	$1,728		$525,498
Assets	$1,976,912	(b)	$3,730,532	(b)	$1,151,317	$180,057	(c)	$7,038,818
Property, plant and equipment	$2,480,816	(b)	$3,731,093	(b)	$1,338,006	$4,148		$7,554,063
Accumulated depreciation and amortization	$716,736	(b)	$1,139,223	(b)	$351,045	$2,767		$2,209,771

(a)Capital expenditures include noncash transactions such as capital expenditure-related accounts payable and AFUDC totaling $7.1 million.
(b)Includes allocations of common utility property for the Electric and Natural gas distribution segments.
(c)Other includes assets not directly assignable to a business (i.e. cash, cash equivalents and restricted cash, certain accounts receivable, certain investments and other miscellaneous current and deferred assets).

MDU Resources Group, Inc. Form 10-K 91

Index
Part II

Year ended December 31, 2023	Electric		Natural gas distribution		Pipeline	Other		Consolidated
	(In thousands)
Operating revenues:
External operating revenues	$401,037		$1,287,236		$115,079	$—		$1,803,352
Intersegment operating revenues	138		301		62,533	119		63,091
Operation and maintenance:
External operation and maintenance	92,521		219,481		70,386	24,693		407,081
Intersegment operation and maintenance	138		301		431	119		989
Purchased natural gas sold:
External purchased natural gas sold	—		742,965		—	—		742,965
Intersegment purchased natural gas sold	—		62,102		—	—		62,102
Electric fuel and purchased power	134,779		—		—	—		134,779
Depreciation and amortization	64,253		95,300		26,811	4,086		190,450
Taxes, other than income	16,695		75,207		10,822	409		103,133
Realized gain on tax-free exchange of the retained shares in Knife River	—		—		—	186,556		186,556
Other income:
External other income	5,815		20,867		3,675	3,097		33,454
Intersegment other income	—		—		217	13,431		13,648
Interest expense:
External interest expense	28,064		57,601		9,428	9,531		104,624
Intersegment interest expense	—		—		3,842	9,806		13,648
Income tax expense (benefit)	(1,019)		6,927		12,409	(8,104)		10,213
Income from continuing operations	71,559		48,520		47,375	162,663		330,117
Discontinued operations, net of tax	—		—		(457)	85,047		84,590
Net income	$71,559		$48,520		$46,918	$247,710		$414,707
Capital expenditures (a)	$109,805		$274,836		$115,903	$(2,825)		$497,719
Assets	$1,955,644	(b)	$3,532,142	(b)	$1,045,704	$1,299,669	(c)	$7,833,159
Property, plant and equipment	$2,369,039	(b)	$3,462,187	(b)	$1,218,387	$31,654		$7,081,267
Accumulated depreciation and amortization	$660,438	(b)	$1,068,037	(b)	$328,010	$19,890		$2,076,375

(a)Capital expenditures include noncash transactions such as capital expenditure-related accounts payable and AFUDC totaling $(13.6) million.
(b)Includes allocations of common utility property for the Electric and Natural gas distribution segments.
(c)Other includes assets of discontinued operations and assets not directly assignable to a business (i.e. cash, cash equivalents and restricted cash, certain accounts receivable, certain investments and other miscellaneous current and deferred assets).

92 MDU Resources Group, Inc. Form 10-K

Index
Part II

Year ended December 31, 2022	Electric		Natural gas distribution		Pipeline	Other		Consolidated
	(In thousands)
Operating revenues:
External operating revenues	$377,015		$1,273,588		$96,695	$—		$1,747,298
Intersegment operating revenues	58		216		58,884	86		59,244
Operation and maintenance:
External operation and maintenance	93,236		205,009		60,300	21,406		379,951
Intersegment operation and maintenance	58		216		638	86		998
Purchased natural gas sold:
External purchased natural gas sold	—		757,883		—	—		757,883
Intersegment purchased natural gas sold	—		58,246		—	—		58,246
Electric fuel and purchased power	119,405		—		—	—		119,405
Depreciation and amortization	67,802		89,466		26,857	4,435		188,560
Taxes, other than income	16,917		71,095		12,318	299		100,629
Other income:
External other income	528		3,213		1,272	(1,753)		3,260
Intersegment other income	—		—		80	556		636
Interest expense:
External interest expense	28,526		42,126		9,966	65		80,683
Intersegment interest expense	—		—		136	500		636
Income tax expense (benefit)	(5,420)		7,805		10,522	(6,712)		6,195
Income (loss) from continuing operations	57,077		45,171		36,194	(21,190)		117,252
Discontinued operations, net of tax	—		—		(906)	251,143		250,237
Net income	$57,077		$45,171		$35,288	$229,953		$367,489
Capital expenditures (a)	$133,970		$240,064		$61,923	$2,272		$438,229
Assets	$1,856,258	(b)	$3,214,452	(b)	$961,893	$3,628,178	(c)	$9,660,781
Property, plant and equipment	$2,276,613	(b)	$3,208,059	(b)	$1,108,141	$36,705		$6,629,518
Accumulated depreciation and amortization	$625,813	(b)	$1,009,788	(b)	$308,516	$19,143		$1,963,260

(a)Capital expenditures include noncash transactions such as capital expenditure-related accounts payable and AFUDC totaling $4.4 million.
(b)Includes allocations of common utility property for the Electric and Natural gas distribution segments.
(c)Other includes assets of discontinued operations and assets not directly assignable to a business (i.e. cash, cash equivalents and restricted cash, certain accounts receivable, certain investments and other miscellaneous current and deferred assets).

A reconciliation of reportable segment operating revenues and assets to consolidated operating revenues and assets is as follows:

	2024	2023	2022
		(In thousands)
Operating revenues reconciliation:
Total reportable segment operating revenues	$1,827,402	$1,866,324	$1,806,456
Other revenue	195	119	86
Elimination of intersegment operating revenues	(69,619)	(63,091)	(59,244)
Total consolidated operating revenues	$1,757,978	$1,803,352	$1,747,298
Asset reconciliation:
Total reportable segment assets	$6,892,959	$6,564,962	$6,061,151
Other assets	525,258	1,847,432	4,784,142
Elimination of intersegment receivables	(379,399)	(579,235)	(1,184,512)
Total consolidated assets	$7,038,818	$7,833,159	$9,660,781

MDU Resources Group, Inc. Form 10-K 93

Index
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
Changes in benefit obligation and plan assets and amounts recognized in the Consolidated Balance Sheets at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
Change in benefit obligation:	(In thousands)
Benefit obligation at beginning of year	$275,586	$278,286	$39,590	$40,315
Service cost	—	—	505	534
Interest cost	12,799	13,521	1,837	1,956
Plan participants' contributions	—	—	412	479
Actuarial (gain) loss	(11,040)	5,395	(3,420)	(215)
Benefits paid	(21,995)	(21,616)	(3,249)	(3,479)
Benefit obligation at end of year	255,350	275,586	35,675	39,590
Change in net plan assets:
Fair value of plan assets at beginning of year	248,558	242,031	79,234	76,640
Actual return on plan assets	1,152	20,576	2,297	5,518
Employer contribution	2,911	7,567	71	76
Plan participants' contributions	—	—	412	479
Benefits paid	(21,995)	(21,616)	(3,249)	(3,479)
Fair value of net plan assets at end of year	230,626	248,558	78,765	79,234
Funded status - (under) over	$(24,724)	$(27,028)	$43,090	$39,644
Amounts recognized in the Consolidated Balance Sheets at December 31:
Noncurrent assets - other	$—	$—	$43,090	$39,644
Noncurrent liabilities - other	24,724	27,028	—	—
Benefit obligation (liabilities) assets - net amount recognized	$(24,724)	$(27,028)	$43,090	$39,644
Amounts recognized in accumulated other comprehensive loss:
Actuarial loss (gain)	$13,228	$32,273	$(809)	$(3,515)
Prior service credit	—	—	(37)	(115)
Total	$13,228	$32,273	$(846)	$(3,630)
Amounts recognized in regulatory assets or liabilities:
Actuarial loss (gain)	$139,962	$140,232	$(1,478)	$(1,146)
Prior service credit	—	—	(1,303)	(2,619)
Total	$139,962	$140,232	$(2,781)	$(3,765)

94 MDU Resources Group, Inc. Form 10-K

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
In 2024, the actuarial gain recognized in the benefit obligation was primarily the result of an increase in the discount rate. In 2023, the actuarial loss recognized in the benefit obligation was primarily the result of a decrease in the discount rate. For more information on the discount rates, see the table below. Unrecognized pension actuarial gains and losses in excess of 10 percent of the greater of the projected benefit obligation or the market-related value of assets are amortized over the average life expectancy of plan participants for frozen plans. The market-related value of assets is determined using a five-year average of assets.
The pension plans all have accumulated benefit obligations in excess of plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans at December 31 were as follows:

	2024	2023
	(In thousands)
Projected benefit obligation	$255,350	$275,586
Accumulated benefit obligation	$255,350	$275,586
Fair value of plan assets	$230,626	$248,558
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

	Pension Benefits			Other Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost (credit):	(In thousands)
Service cost	$—	$—	$—	$505	$534	$894
Interest cost	12,799	13,521	9,396	1,837	1,956	1,383
Expected return on assets	(16,113)	(17,194)	(17,482)	(5,315)	(5,361)	(5,277)
Amortization of prior service credit	—	—	—	(1,318)	(1,318)	(1,318)
Recognized net actuarial loss (gain)	4,149	3,093	5,826	(288)	(504)	(570)
Net periodic benefit cost (credit), including amount capitalized	835	(580)	(2,260)	(4,579)	(4,693)	(4,888)
Less amount capitalized	—	—	—	—	107	175
Net periodic benefit cost (credit)	835	(580)	(2,260)	(4,579)	(4,800)	(5,063)
Other changes in plan assets and benefit obligations recognized in accumulated comprehensive loss:
Net loss (gain)	401	187	2,369	71	(604)	(4,141)
Amortization of actuarial (loss) gain	(359)	(292)	(1,310)	130	108	(281)
Amortization of prior service credit	—	—	—	45	78	125
Reclassification of postretirement liability adjustment from regulatory asset	—	—	5,343	—	—	(992)
Total recognized in accumulated other comprehensive loss	42	(105)	6,402	246	(418)	(5,289)
Other changes in plan assets and benefit obligations recognized in regulatory assets or liabilities:
Net loss (gain)	3,520	1,826	9,757	(472)	(107)	11,920
Amortization of actuarial (loss) gain	(3,790)	(2,801)	(5,373)	158	304	500
Amortization of prior service credit	—	—	—	1,273	1,273	1,273
Reclassification of postretirement liability adjustment from regulatory asset	—	—	(5,343)	—	—	992
Total recognized in regulatory assets or liabilities	(270)	(975)	(959)	959	1,470	14,685
Total recognized in net periodic benefit credit, accumulated other comprehensive loss and regulatory assets or liabilities	$607	$(1,660)	$3,183	$(3,374)	$(3,748)	$4,333

MDU Resources Group, Inc. Form 10-K 95

Index
Part II

Weighted average assumptions used to determine benefit obligations at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
Discount rate	5.41%	4.84%	5.43%	4.85%
Expected return on plan assets	6.50%	6.50%	6.00%	6.00%
Weighted average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
Discount rate	4.84%	5.06%	4.85%	5.07%
Expected return on plan assets	6.50%	6.50%	6.00%	6.00%
The expected rate of return on pension plan assets is based on a targeted asset allocation range determined by the funded ratio of the plan. As of December 31, 2024, the expected rate of return on pension plan assets is based on the targeted asset allocation range of 40 percent to 50 percent equity securities and 50 percent to 60 percent fixed-income securities and the expected rate of return from these asset categories. The expected rate of return on other postretirement plan assets is based on the targeted asset allocation range of 10 percent to 20 percent equity securities and 80 percent to 90 percent fixed-income securities and the expected rate of return from these asset categories. The expected return on plan assets for other postretirement benefits reflects insurance-related investment costs.
Health care rate assumptions for the Company's other postretirement benefit plans as of December 31 were as follows:

	2024	2023
Health care trend rate assumed for next year (pre-65/post-65)	8.5%/6.25%	7.5%/6.5%
Health care cost trend rate - ultimate	4.5%	4.5%
Year in which ultimate trend rate achieved (pre-65/post-65)	2035/2034	2034/2033
The Company's other postretirement benefit plans include health care and life insurance benefits for certain retirees. The plans underlying these benefits may require contributions by the retiree depending on such retiree's age and years of service at retirement or the date of retirement. The Company contributes a flat dollar amount to the monthly premiums which is updated annually on January 1.
The Company expects to contribute to its defined benefit pension plans in 2025 the minimum funding requirement of $1.7 million. The Company expects to contribute approximately $18,000 to its postretirement benefit plans in 2025.
The following benefit payments, which reflect future service, as appropriate, and expected Medicare Part D subsidies at December 31, 2024, are as follows:

Years	Pension Benefits	Other Postretirement Benefits	Expected Medicare Part D Subsidy
		(In thousands)
2025	$22,280	$3,333	$48
2026	$22,070	$3,235	$43
2027	$21,870	$3,153	$37
2028	$21,500	$3,064	$32
2029	$21,170	$2,941	$27
2030-2034	$98,020	$13,659	$85
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

96 MDU Resources Group, Inc. Form 10-K

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
The fair value of the Company's pension plans' assets (excluding cash) by class were as follows:

	Fair Value Measurements at December 31, 2024, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2024
	(In thousands)
Assets:
Cash equivalents	$—	$4,512	$—	$4,512
Equity securities:
U.S. companies	(2)	—	—	(2)
Collective and mutual funds (a)	72,777	93,606	—	166,383
U.S. Government securities	33,616	25,857	—	59,473
Investments measured at net asset value (b)	—	—	—	260
Total assets measured at fair value	$106,391	$123,975	$—	$230,626
(a)Collective and mutual funds invest approximately 39 percent in corporate bonds, 19 percent in U.S. Government securities, 17 percent in other investments, 15 percent in common stock of international companies, 9 percent in common stock of large-cap and mid-cap U.S. companies, and 1 percent cash and cash equivalents.
(b)In accordance with ASC 820 - Fair Value Measurements, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the line items presented in the Consolidated Balance Sheets.

MDU Resources Group, Inc. Form 10-K 97

Index
Part II

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
The fair value of the Company's other postretirement benefit plans' assets (excluding cash) by asset class were as follows:

	Fair Value Measurements at December 31, 2024, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2024
	(In thousands)
Assets:
Cash equivalents	$—	$4,373	$—	$4,373
Equity securities:
U.S. companies	2,880	—	—	2,880
Insurance contract (a)	—	71,512	—	71,512
Total assets measured at fair value	$2,880	$75,885	$—	$78,765
(a)The insurance contract invests approximately 41 percent in corporate bonds, 28 percent in U.S. Government securities, 19 percent in common stock of large-cap U.S. companies, 6 percent in common stock of small-cap U.S. companies and 6 percent in other investments.

98 MDU Resources Group, Inc. Form 10-K

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
The projected benefit obligation and accumulated benefit obligation for these plans at December 31 were as follows:

	2024	2023
	(In thousands)
Projected benefit obligation	$52,007	$57,033
Accumulated benefit obligation	$52,007	$57,033
The components of net periodic benefit cost are included in other income on the Consolidated Statements of Income. These components related to the Company's nonqualified defined benefit plans for the years ended December 31 were as follows:

	2024	2023	2022
	(In thousands)
Components of net periodic benefit cost:
Interest cost	$2,568	$2,740	$1,681
Recognized net actuarial loss	365	273	911
Net periodic benefit cost	$2,933	$3,013	$2,592
Weighted average assumptions used at December 31 were as follows:

	2024	2023
Benefit obligation discount rate	5.26%	4.73%
Benefit obligation rate of compensation increase	N/A	N/A
Net periodic benefit cost discount rate	4.73%	4.97%
Net periodic benefit cost rate of compensation increase	N/A	N/A
The amount of future benefit payments for the unfunded, nonqualified defined benefit plans at December 31, 2024, are expected to aggregate as follows:

	2025	2026	2027	2028	2029	2030-2034
	(In thousands)
Nonqualified benefits	$5,700	$5,610	$5,830	$5,560	$5,190	$20,920

MDU Resources Group, Inc. Form 10-K 99

Index
Part II

In 2012, the Company established a nonqualified defined contribution plan for certain key management employees. In 2020, the plan was frozen to new participants and no new Company contributions will be made to the plan after December 31, 2020. Vesting for participants not fully vested was retained. A new nonqualified defined contribution plan was adopted in 2020, effective January 1, 2021, to replace the plan originally established in 2012 with similar provisions. Expenses incurred under these plans for 2024, 2023 and 2022 were $4.0 million, $2.7 million and $538,000, respectively.
The amount of investments that the Company anticipates using to satisfy obligations under these plans at December 31 was as follows:

	2024	2023
	(In thousands)
Investments
Insurance contracts*	$59,282	$62,936
Life insurance**	30,834	31,303
Other	12,879	6,409
Total investments	$102,995	$100,648
*For more information on the insurance contracts, see Note 9.
**Investments of life insurance are carried on plan participants (payable upon the employee's death).

Defined contribution plans
The Company sponsors a defined contribution plan for eligible employees and the costs incurred under this plan were $10.7 million in 2024, $17.0 million in 2023 and $14.3 million in 2022.
Multiemployer plans
The Company contributes to a MEPP under the terms of a collective-bargaining agreement that covers its union-represented employees. The risks of participating in this multiemployer plan is different from single-employer plans in the following aspects:
•Assets contributed to the MEPP by one employer may be used to provide benefits to employees of other participating employers
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers
•If the Company chooses to stop participating in its MEPP, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability
The Company's participation in this plan is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2024 and 2023 is for the plan's year-end status at December 31, 2023, and December 31, 2022, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, a plan in the red zone is generally less than 65 percent funded, a plan in the yellow zone is between 65 percent and 80 percent funded, and a plan in the green zone is at least 80 percent funded.

	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	Contributions			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Pension Fund		2024	2023		2024	2023	2022
					(In thousands)
Idaho Plumbers and Pipefitters Pension Plan	826010346-001	Green as of 5/31/2024	Green as of 5/31/2023	No	$1,434	$1,690	$1,613	No	3/31/2027
Total contributions					$1,434	$1,690	$1,613
The Company was listed in the plans' Forms 5500 as providing more than 5 percent of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of December 31 of the Plan's Year-End)
Idaho Plumbers and Pipefitters Pension Plan	2023 and 2022

100 MDU Resources Group, Inc. Form 10-K

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
At December 31, the Company's share of the cost of utility plant in service, construction work in progress and related accumulated depreciation for the jointly owned facilities was as follows:

	Ownership Percentage	2024	2023
		(In thousands)
Big Stone Station:	22.7%
Utility plant in service		$155,302	$159,437
CWIP		318	197
Less accumulated depreciation		55,327	52,264
		$100,293	$107,370
BSSE:	50.0%
Utility plant in service		$111,043	$107,260
CWIP		—	—
Less accumulated depreciation		10,359	8,111
		$100,684	$99,149
Coyote Station:	25.0%
Utility plant in service		$160,343	$160,208
CWIP		755	159
Less accumulated depreciation		115,133	113,187
		$45,965	$47,180
JETx:	50.0%
Utility plant in service		$—	$—
CWIP		6,112	1,372
Less accumulated depreciation		—	—
		$6,112	$1,372
Wygen III:	25.0%
Utility plant in service		$67,851	$66,852
CWIP		97	127
Less accumulated depreciation		15,340	13,728
		$52,608	$53,251

MDU Resources Group, Inc. Form 10-K 101

Index
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

MTPSC
On July 15, 2024, Montana-Dakota filed a request with the MTPSC for a natural gas general rate increase of approximately $9.4 million annually or 11.1 percent above current rates. The requested increase is primarily to recover investments in system upgrades and pipeline replacement projects enhancing the reliability, safety and integrity of the natural gas system, as well as increased costs to operate and maintain that system. On October 15, 2024, the MTPSC denied Montana-Dakota's request for an interim rate increase of approximately $8.0 million annually or 10.2 percent above current rates. On October 25, 2024, Montana-Dakota filed a motion for reconsideration of the interim rate increase. On January 14, 2025, the MTPSC approved an interim increase of approximately $7.7 million with interim rates effective on and after February 1, 2025.
NDPSC
On November 1, 2023, Montana-Dakota filed a request with the NDPSC for a natural gas general rate increase of approximately $11.6 million annually or 7.5 percent above current rates. The requested increase is primarily to recover investments in system upgrades and pipeline replacement projects enhancing the reliability, safety and integrity of the natural gas system, as well as increased costs to operate and maintain that system. On December 13, 2023, the NDPSC approved an interim rate increase of approximately $10.1 million annually or 6.5 percent above current rates, subject to refund, for service rendered on and after January 1, 2024. On September 16, 2024, an all-party settlement agreement was filed reflecting an annual revenue increase of $9.4 million or 6.1 percent overall. The reduction from the original filing includes lower incentives and a decreased return on equity. On November 7, 2024, the NDPSC approved the settlement with rates effective on and after December 1, 2024.
Montana-Dakota has a renewable resource cost adjustment rate tariff that allows for annual adjustments for recent projected capital costs and related expenses for projects determined to be recoverable under the tariff. On November 1, 2024, Montana-Dakota filed an annual update to its renewable resource cost adjustment requesting to recover a revenue requirement of approximately $18.3 million annually. The update reflects a decrease of approximately $2.8 million annually from the revenues currently included in rates. The NDPSC approved the renewable resource cost adjustment on January 22, 2025, with rates effective February 1, 2025.

WUTC
On March 29, 2024, Cascade filed a request with the WUTC for a multi-year natural gas general rate increase of $43.8 million or 11.6 percent effective March 1, 2025 and $11.7 million or 2.8 percent to be effective March 1, 2026. Multi-year filings are now required by Washington law that went into effect on January 1, 2022. The requested increase is primarily to recover infrastructure investments necessary to provide safe and reliable service and higher operating costs due to inflation. On December 11, 2024, a multi-party settlement agreement was filed reflecting rate increases of $29.8 million or 7.9 percent proposed to be effective March 1, 2025, and $10.8 million or 2.6 percent proposed to be effective March 1, 2026.

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

FERC
On August 29, 2024, Montana-Dakota filed an update to its transmission formula rate under the MISO tariff for its multi-value project and network upgrade changes for $19.7 million. Rates were effective January 1, 2025.

102 MDU Resources Group, Inc. Form 10-K

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
At December 31, 2024 and 2023, the Company accrued liabilities which have not been discounted of $24.1 million and $22.5 million, respectively. At December 31, 2024 and 2023, the Company also recorded corresponding insurance receivables of $24,000 and $152,000, respectively, and regulatory assets of $22.9 million and $21.6 million, respectively, related to the accrued liabilities. The accruals are for contingencies resulting from litigation and environmental matters. This includes amounts that have been accrued for matters discussed in Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
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
Demand has been made of Montana-Dakota to participate in investigation and remediation of environmental contamination at a site in Missoula, Montana. The site operated as a former manufactured gas plant from approximately 1907 to 1938 when it was converted to a butane-air plant that operated until 1956. Montana-Dakota or its predecessors owned or controlled the site for a period of the time it operated as a manufactured gas plant and Montana-Dakota operated the butane-air plant from 1940 to 1951, at which time it sold the plant. There are no documented wastes or by-products resulting from the mixing or distribution of butane-air gas. Preliminary assessment of a portion of the site provided a recommended remedial alternative for that portion of approximately $560,000. However, the recommended remediation would not address any potential contamination to adjacent parcels that may be impacted from historic operations of the manufactured gas plant. An environmental assessment, which was started in 2020 and is still underway, is estimated to cost approximately $2.0 million. Montana-Dakota and another party agreed to voluntarily investigate and remediate the site and that Montana-Dakota will pay two-thirds of the costs for further investigation and remediation of the site. Montana-Dakota has accrued costs of $645,000 for the remediation and investigation costs and has incurred costs of $1.2 million as of December 31, 2024. Montana-Dakota received notice from a prior insurance carrier that it will participate in payment of defense costs incurred in relation to the claim. On December 9, 2021, Montana Dakota filed an application with the MTPSC for deferred accounting treatment for costs associated with the investigation and remediation of the site. The MTPSC approved the application for deferred accounting treatment as requested on July 26, 2022.
A claim was made against Cascade for contamination at the Bremerton Gasworks Superfund Site in Bremerton, Washington, which was received in 1997. A preliminary investigation has found soil and groundwater at the site contain impacts requiring further investigation and cleanup. The EPA conducted a Targeted Brownfields Assessment of the site and released a report summarizing the results of that assessment in August 2009. The assessment confirmed that impacts have affected soil and groundwater at the site, as well as sediments in the adjacent Port Washington Narrows. In April 2010, the Washington DOE issued notice it considered Cascade a PRP for hazardous substances at the site. In May 2012, the EPA added the site to the National Priorities List of Superfund sites. Cascade entered into an administrative settlement agreement and consent order with the EPA regarding the scope and schedule for a remedial investigation and feasibility study for the site. Current estimates for the cost to complete the remedial investigation and feasibility study are approximately $16.0 million of which $11.7 million has been incurred as of December 31, 2024. Based on the site investigation, preliminary remediation alternative costs were provided by consultants in August 2020. The preliminary information received through the completion of the data report allowed for the projection of possible costs for a variety of site configurations, remedial measures and potential natural resource damage claims of between $13.6 million and $71.5 million. At December 31, 2024, Cascade has accrued $4.3 million for the remedial investigation and feasibility study, as well as $17.5 million for remediation of this site. The accrual for remediation costs will be reviewed and adjusted, if necessary, after the completion of the feasibility study. In April 2010, Cascade filed a petition with the WUTC for authority to defer the costs incurred in relation to the environmental remediation of this site. The WUTC approved the petition in September 2010, subject to conditions set forth in the order. A significant portion of the costs incurred to date have been recovered by insurance.

MDU Resources Group, Inc. Form 10-K 103

Index
Part II

A claim was made against Cascade for impacts at a site in Bellingham, Washington. Cascade received notice from a party in May 2008 that Cascade may be a PRP, along with other parties, for impacts from a manufactured gas plant owned by Cascade and its predecessor from about 1946 to 1962. Other PRPs reached an agreed order and work plan with the Washington DOE for completion of a remedial investigation and feasibility study for the site. A feasibility study prepared for one of the PRPs in March 2018 identifies five cleanup action alternatives for the site with estimated costs ranging from $8.0 million to $20.4 million with a selected preferred alternative having an estimated total cost of $9.3 million. The other PRPs developed a cleanup action plan and completed public review in 2020. The development of the remediation design is underway, with the Pre-Remedial Design Investigation Data Report and Engineering Design Report submitted to Washington Ecology in June 2023 and November 2024, respectively. The remedy construction is expected to commence in 2028 following the approval of the final design. Cascade believes its proportional share of any liability will be relatively small in comparison to other PRPs. The plant manufactured gas from coal between approximately 1890 and 1946. In 1946, shortly after Cascade's predecessor acquired the plant, the plant converted to a propane-air gas facility. There are no documented wastes or by-products resulting from the mixing or distribution of propane-air gas. Cascade has recorded an accrual for this site for an amount that is not material.
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
Purchase commitments
The Company has entered into various commitments largely consisting of contracts for natural gas and coal supply; purchased power; natural gas transportation and storage; and information technology. Certain of these contracts are subject to variability in volume and price. The commitment terms vary in length, up to 35 years. The commitments under these contracts as of December 31, 2024, were:

	2025	2026	2027	2028	2029	Thereafter
	(In thousands)
Purchase commitments	$658,012	$310,894	$210,152	$177,613	$147,081	$1,221,125
These commitments were not reflected in the Company's consolidated financial statements. Amounts purchased under various commitments for the years ended December 31, 2024, 2023 and 2022, were $841.7 million, $1.0 billion and $870.6 million, respectively.
Guarantees
The Company and certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At December 31, 2024, the fixed maximum amounts guaranteed under these letters of credit aggregated $14.3 million. The amounts of scheduled expiration of the maximum amounts guaranteed under these letters of credit aggregate to $14.3 million in 2025. There were no amounts outstanding under the previously mentioned letters of credit at December 31, 2024. In the event of default under these letter of credit obligations, the Company or subsidiary guaranteeing the letter of credit would be obligated for reimbursement of payments made under the letter of credit.
In the normal course of business, the Company and its subsidiaries have surety bonds. In the event the Company or its subsidiaries do not fulfill a bonded obligation, the Company or its subsidiaries would be responsible to the surety bond company for completion of the bonded contract or obligation. At December 31, 2024, approximately $15.6 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
Leases
Most of the leases the Company enters into are for equipment, buildings, easements and vehicles as part of their ongoing operations. The Company also leases certain equipment to third parties through its utility business. The Company determines if an arrangement contains a lease at inception of a contract and accounts for all leases in accordance with ASC 842 - Leases.
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
Lessee accounting The leases the Company has entered into as part of its ongoing operations are considered operating leases and are recognized on the Consolidated Balance Sheets as noncurrent assets - other, current liabilities - other accrued liabilities and noncurrent liabilities - other. The corresponding lease costs are included in operation and maintenance expense on the Consolidated Statements of Income.
Generally, the leases for equipment have a term of five years or less and buildings and easements have a longer term of up to 35 years or more. To date, the Company does not have any residual value guarantee amounts probable of being owed to a lessor, financing leases or material agreements with related parties.

104 MDU Resources Group, Inc. Form 10-K

Index
Part II

The following tables provide information on the Company's operating leases at and for the years ended December 31:

	2024	2023	2022
	(In thousands)
Lease costs:
Short-term lease cost	$1,549	$1,646	$1,373
Operating lease cost	3,069	2,871	2,497
Variable lease cost	819	676	413
	$5,437	$5,193	$4,283

	2024	2023	2022
	(Dollars in thousands)
Weighted average remaining lease term	12.65 years	15.35 years	15.15 years
Weighted average discount rate	6.08%	4.88%	4.65%
Cash paid for amounts included in the measurement of lease liabilities	$3,063	$2,868	$2,500
The reconciliation of future undiscounted cash flows to operating lease liabilities presented on the Consolidated Balance Sheet at December 31, 2024, was as follows:

(In thousands)
2025	$3,034
2026	2,648
2027	2,011
2028	1,570
2029	1,492
Thereafter	20,808
Total	31,563
Less discount	10,654
Total operating lease liabilities	$20,909
Lessor accounting The Company leases certain equipment to third parties through its utility businesses, which are considered short-term operating leases with terms of less than 12 months. Lease revenue was not material for the years ended December 31, 2024, 2023 and 2022, respectively.
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
At December 31, 2024, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $25.6 million.

MDU Resources Group, Inc. Form 10-K 105

Index
Part II

Note 22 - Subsequent Events
On February 13, 2025, Montana-Dakota entered into a definitive purchase and sale agreement with Badger Wind, LLC, a subsidiary of Orsted Onshore North America, LLC. Pursuant to the terms of the agreement, Montana-Dakota will purchase a 49 percent undivided ownership interest in a wind project being constructed and located in North Dakota that is anticipated to have a net generating capacity of approximately 250 MW for a purchase price of $294.0 million, which would represent 122.5 MW of wind generation to be owned by Montana-Dakota. The purchase agreement is contingent on regulatory approval from the NDPSC. This transaction would reduce Montana-Dakota's purchase requirements under the existing power purchase agreement with Badger Wind, LLC, dated November 4, 2024.

106 MDU Resources Group, Inc. Form 10-K

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
Changes in Internal Controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Item 9B. Other Information
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

MDU Resources Group, Inc. Form 10-K 107

Part III

Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be included in the Company's Proxy Statement, which is incorporated herein by reference.

Item 11. Executive Compensation
Information required by this item will be included in the Company's Proxy Statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the Company's Proxy Statement, which is incorporated herein by reference.

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

108 MDU Resources Group, Inc. Form 10-K

Index
Part IV

Item 15. Exhibits, Financial Statement Schedules
(a) Financial Statements, Financial Statement Schedules and Exhibits
All other schedules have been omitted because they are not applicable or the required information is included elsewhere in the financial statements or related notes.

3. Exhibits	114

MDU Resources Group, Inc. Form 10-K 109

Index
Part IV

MDU RESOURCES GROUP, INC.
Schedule I - Condensed Financial Information of Registrant (Unconsolidated)
Condensed Statements of Income and Comprehensive Income

Years ended December 31,	2024	2023	2022
	(In thousands)
Operating revenues	$—	$—	$—
Operating expenses	4,416	9,668	1,636
Operating loss	(4,416)	(9,668)	(1,636)
Realized gain on tax-free exchange of the retained shares in Knife River	—	186,556	—
Interest expense	642	7,109	—
Income (loss) before income taxes	(5,058)	169,779	(1,636)
Income tax benefit	(2,324)	(4,220)	(400)
Equity in earnings of subsidiaries from continuing operations	183,807	156,118	118,488
Income from continuing operations	181,073	330,117	117,252
Equity in earnings of subsidiaries from discontinued operations	140,042	143,181	261,701
Discontinued operations, net of tax	(40,007)	(58,591)	(11,464)
Net income	$281,108	$414,707	$367,489
Comprehensive income	$282,694	$414,600	$377,910
The accompanying notes are an integral part of these condensed financial statements.

110 MDU Resources Group, Inc. Form 10-K

Index
Part IV

MDU RESOURCES GROUP, INC.
Schedule I - Condensed Financial Information of Registrant (Unconsolidated)
Condensed Balance Sheets

December 31,	2024	2023
(In thousands, except shares and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$29,361	$33,039
Receivables, net	2,777	6,568
Accounts receivable from subsidiaries	31,955	30,526
Taxes receivable	5,799	—
Prepayments and other current assets	3,210	8,261
Total current assets	73,102	78,394
Noncurrent assets
Investments	37,264	37,722
Investment in subsidiaries	2,861,311	3,146,122
Notes receivable from subsidiaries	—	58,000
Deferred income taxes	13,569	12,596
Operating lease right-of-use assets	160	31
Other	2,874	2,593
Total noncurrent assets	2,915,178	3,257,064
Total assets	$2,988,280	$3,335,458

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,076	$4,264
Accounts payable to subsidiaries	1,077	3,435
Notes payable to subsidiaries	198,035	134,107
Taxes payable	—	542
Dividends payable	26,511	25,461
Accrued compensation	7,939	9,651
Operating lease liabilities due within one year	60	25
Other accrued liabilities	7,653	8,008
Total current liabilities	245,351	185,493
Noncurrent liabilities:
Long-term debt, net of debt issuance costs	(536)	57,048
Operating lease liabilities	100	6
Other	52,791	187,678
Total noncurrent liabilities	52,355	244,732
Commitments and contingencies
Stockholders' equity:
Common stock Authorized - 500,000,000 shares, $1.00 par value Shares issued - 203,934,578 at December 31, 2024 and 203,689,090 at December 31, 2023	203,935	203,689
Other paid-in capital	1,473,738	1,466,235
Retained earnings	1,029,699	1,253,693
Accumulated other comprehensive loss	(16,798)	(18,384)
Total stockholders' equity	2,690,574	2,905,233
Total liabilities and stockholders' equity	$2,988,280	$3,335,458
The accompanying notes are an integral part of these condensed financial statements.

MDU Resources Group, Inc. Form 10-K 111

Index
Part IV

MDU RESOURCES GROUP, INC.
Schedule I - Condensed Financial Information of Registrant (Unconsolidated)
Condensed Statements of Cash Flows

Years ended December 31,	2024	2023	2022
	(In thousands)
Net cash provided by operating activities of continuing operations	$482,195	$282,132	$253,663
Net cash used in operating activities of discontinued operations	(40,007)	(58,591)	(11,464)
Net cash provided by operating activities	442,188	223,541	242,199
Investing activities:
Investments in and advances to subsidiaries	(211,000)	(476,000)	(45,000)
Investments	2,253	7,422	(885)
Repayment (issuance) of notes receivable	58,000	(58,000)	—
Net cash used in investing activities of continuing operations	(150,747)	(526,578)	(45,885)
Financing activities:
Issuance of short-term borrowings	—	535,000	—
Repayment of short-term borrowings	—	(242,401)	—
Issuance of long-term debt	—	443,000	—
Repayment of long-term debt	(58,000)	(385,000)	—
Debt issuance costs	(401)	(952)	—
Proceeds from issuance of common stock	(50)	—	(149)
Dividends paid	(102,939)	(161,316)	(176,915)
Repurchase of common stock	—	(2,270)	(3,525)
Tax withholding on stock-based compensation	(1,729)	(1,471)	(2,398)
Net cash provided by (used in) financing activities of continuing operations	(163,119)	184,590	(182,987)
Net cash provided by (used in) financing activities of discontinued operations	(132,000)	132,000	—
Net cash provided by (used in) financing activities	(295,119)	316,590	(182,987)
Increase (decrease) in cash and cash equivalents	(3,678)	13,553	13,327
Cash and cash equivalents - beginning of year	33,039	19,486	6,159
Cash and cash equivalents - end of year	$29,361	$33,039	$19,486
The accompanying notes are an integral part of these condensed financial statements.

112 MDU Resources Group, Inc. Form 10-K

Index
Part IV

Notes to Condensed Financial Statements
Note 1 - Summary of Significant Accounting Policies
Basis of presentation The condensed financial information reported in Schedule I is being presented to comply with Rule 12-04 of Regulation S-X. The information is unconsolidated and is presented for the parent company only, MDU Resources Group, Inc. (the Company) as of and for the years ended December 31, 2024, 2023 and 2022. In Schedule I, investments in subsidiaries are presented under the equity method of accounting where the assets and liabilities of the subsidiaries are not consolidated. The investments in net assets of the subsidiaries are recorded on the Condensed Balance Sheets. The income from subsidiaries is reported as equity in earnings of subsidiaries on the Condensed Statements of Income. The material cash inflows on the Condensed Statements of Cash Flows are primarily from the dividends and other payments received from its subsidiaries and the proceeds raised from the issuance of debt and equity securities. The consolidated financial statements of the Company reflect certain businesses as discontinued operations. These statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company.
Earnings per common share Please refer to the Consolidated Statements of Income of the registrant for earnings per common share. In addition, see Item 8 - Note 2 for information on the computation of earnings per common share.
Note 2 - Debt
MDU Resources Group, Inc. On May 31, 2023, the Company entered into a $150.0 million revolving credit agreement with a SOFR-based variable interest rate and a maturity date of May 29, 2024. At December 31, 2023, the Company had no amount outstanding, which remained that way until this agreement matured and subsequently terminated in May 2024.
On May 31, 2023, the Company entered into a $200.0 million revolving credit agreement with a SOFR-based variable interest rate and a maturity date of May 31, 2028. Any borrowings under the revolving credit agreement are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued borrowings. The credit agreement contains customary covenants and provisions, including a covenant of the Company not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments. At December 31, 2024, there were no amounts outstanding under the agreement.
On May 31, 2023, the Company entered into a $375.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of May 31, 2025. On November 15, 2023, the Company paid down $185.0 million of the term loan agreement. On November 1, 2024, the Company repaid its remaining outstanding balance of $190.0 million and the term loan agreement subsequently terminated. The Company's repayment was funded by the Everus repayment of debt in connection with the separation. Refer to Note 3 for additional information related to the repayment of debt associated with the Everus separation.
At December 31, 2024, the Company had no long-term debt maturities for 2025. For more information on debt, see Item 8 - Note 10.
Note 3 - Dividends The Company depends on earnings and dividends from its subsidiaries to pay dividends on common stock. Cash dividends paid to the Company by subsidiaries were $418.3 million, $165.5 million and $242.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

MDU Resources Group, Inc. Form 10-K 113

Index
Part IV

Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number
*2(a)	Separation and Distribution Agreement, dated as of May 30, 2023, by and between Knife River Corporation and MDU Resources Group, Inc.		8-K		2.1	6/1/23	1-03480
*2(b)	Separation and Distribution Agreement, dated as of October 31, 2024, by and between MDU Resources Group, Inc. and Everus Construction Group, Inc.		8-K		2.1	11/1/24	1-03480
3(a)	Amended and Restated Certificate of Incorporation of MDU Resources Group, Inc.		8-K		3.2	5/8/19	1-03480
3(b)	Bylaws of MDU Resources Group, Inc.		8-K		3.1	2/14/25	1-03480
4(a)	MDU Resources Group, Inc. Description of Securities		10-K	12/31/19	4(g)	2/21/20	1-03480
4(b)	Indenture, dated as of December 15, 2003, between MDU Resources Group, Inc. and The Bank of New York, as trustee		S-8		4(f)	1/21/04	333-112035
4(c)	First Supplemental Indenture, dated as of November 17, 2009, between MDU Resources Group, Inc. and the Bank of New York Mellon, as trustee		10-K	12/31/09	4(c)	2/17/10	1-03480
**4(d)
Montana-Dakota Utilities Co. Amended and Restated Credit Agreement, dated December 19, 2019, among Montana-Dakota Utilities Co., Various Lenders, and Wells Fargo Bank, National Association, as Administrative Agent
			10-K	12/31/19	4(d)	2/21/20	1-03480
4(e)	Montana-Dakota Utilities Co. Note Purchase Agreement, dated July 24, 2019, among Montana-Dakota Utilities Co. and various purchasers of the notes		10-Q	9/30/19	4(a)	11/1/19	1-03480
**4(f)	Montana-Dakota Utilities Co. Note Purchase Agreement, dated July 11, 2024		10-Q	6/30/24	4(a)	8/8/24	1-03480
**4(g)
WBI Energy Transmission, Inc. Second Amendment and Restatement Note Purchase and Private Shelf Agreement, effective as of December 22, 2022, among Prudential Investment Management, Inc. and certain investors described therein
			10-K	12/31/22	4(h)	2/24/23	1-03480
4(h)	WBI Energy Transmission, Inc. Term Loan Agreement, dated April 1, 2024, among WBI Energy Transmission, Inc., Various Lenders, and U.S. Bank National Association, as Administrative Agent		10-Q	3/31/24	4(a)	5/2/24	1-03480
10(a)	Tax Matters Agreement, dated as of May 30, 2023, by and between Knife River Corporation and MDU Resources Group, Inc.		8-K		10.2	6/1/23	1-03480
**10(b)	Tax Matters Agreement, dated as of October 31, 2024, by and between MDU Resources Group, Inc. and Everus Construction Group, Inc.		8-K		10.2	11/1/24	1-03480
**10(c)	Employee Matters Agreement, dated as of October 31, 2024, by and between MDU Resources Group, Inc. and Everus Construction Group, Inc.		8-K		10.3	11/1/24	1-03480
**10(d)	Transition Services Agreement, dated as of October 31, 2024, by and between MDU Resources Group, Inc. and Everus Construction Group, Inc.		8-K		10.1	11/1/24	1-03480
**10(e)	5-Year Revolving Credit Agreement, dated as of May 31, 2023, by and among MDU Resources Group, Inc., the financial institutions from time to time party thereto and U.S. Bank National Association.		8-K		10.5	6/1/23	1-03480
**10(f)	364-Day Revolving Credit Agreement, dated as of May 31, 2023, by and among MDU Resources Group, Inc., the financial institutions from time to time party thereto and U.S. Bank National Association.		8-K		10.6	6/1/23	1-03480
**10(g)	Term Loan Agreement, dated as of May 31, 2023, by and among MDU Resources Group, Inc., the lenders from time to time party thereto and U.S. Bank National Association.		8-K		10.7	6/1/23	1-03480

114 MDU Resources Group, Inc. Form 10-K

Index
Part IV

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number
+10(h)	MDU Resources Group, Inc. Supplemental Income Security Plan, as amended and restated May 10, 2017		10-Q	6/30/17	10(d)	8/4/17	1-03480
+10(i)	MDU Resources Group, Inc. Director Compensation Policy, as amended May 15, 2024	X
+10(j)	Deferred Compensation Plan for Directors, as amended May 15, 2008		10-Q	6/30/08	10(a)	8/7/08	1-03480
+10(k)	Non-Employee Director Stock Compensation Plan, as amended May 12, 2011		10-Q	6/30/11	10(a)	8/5/11	1-03480
+10(l)	MDU Resources Group, Inc. Non-Employee Director Long-Term Incentive Compensation Plan, as amended May 17, 2012		10-Q	6/30/12	10(a)	8/7/12	1-03480
+10(m)	MDU Resources Group, Inc. Long-Term Performance-Based Incentive Plan, as amended February 15, 2024		8-K		10.2	2/21/24	1-03480
+10(n)	MDU Resources Group, Inc. Executive Incentive Compensation Plan, as amended February 13, 2025	X
+10(o)	Form of Performance Share Award Agreement (Absolute) under the Long-Term Performance-Based Incentive Plan, as amended	X
+10(p)	Form of Performance Share Award Agreement (TSR) under the Long-Term Performance-Based Incentive Plan, as amended	X
+10(q)	Restricted Stock Unit Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended	X
+10(r)	Form of Performance Share Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended February 17, 2022		10-K	12/31/21	10(k)	2/23/22	1-03480
+10(s)	Restricted Stock Unit Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended February 17, 2022		10-K	12/31/21	10(m)	2/23/22	1-03480
+10(t)	Restricted Stock Unit Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended February 16, 2023		10-K	12/31/22	10(m)	2/24/23	1-03480
+10(u)	Form of MDU Resources Group, Inc. Indemnification Agreement for Section 16 Officers and Directors, dated May 15, 2014		8-K		10.1	5/15/14	1-03480
+10(v)	Form of Amendment No. 1 to Indemnification Agreement, dated May 15, 2014		8-K		10.2	5/15/14	1-03480
+10(w)	MDU Resources Group, Inc. Nonqualified Defined Contribution Plan, as amended and restated November 12, 2020		10-K	12/31/20	10(r)	2/19/21	1-03480
+10(x)	MDU Resources Group, Inc. Deferred Compensation Plan Adoption Agreement, as amended August 12, 2021		10-Q	9/30/21	10(c)	11/4/21	1-03480
+10(y)	MDU Resources Group, Inc. Deferred Compensation Plan Document, dated November 12, 2020		8-K		10.2	11/12/20	1-03480
+10(z)	Cooperation Agreement, dated as of January 24, 2023, by and among Keith A. Meister, Corvex Management LP and MDU Resources Group, Inc.		8-K		10.1	1/24/23	1-03480
+10(aa)	MDU Resources Group, Inc. Change in Control Severance Plan		8-K		10.1	2/21/24	1-03480
19	Insider Trading Policy	X
21	Subsidiaries of MDU Resources Group, Inc.	X
23	Consent of Independent Registered Public Accounting Firm	X
31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

MDU Resources Group, Inc. Form 10-K 115

Index
Part IV

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number
***32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
+97	Incentive Compensation Recovery Policy		10-K	12/31/23	97	2/22/24	1-03480
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted exhibits or schedules upon request; provided that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act.

** Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished as a supplement to the SEC upon request.

*** Furnished herewith.
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

MDU Resources Group, Inc.

Date:	February 20, 2025	By:	/s/ Nicole A. Kivisto
Nicole A. Kivisto
(President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Nicole A. Kivisto	Chief Executive Officer and Director	February 20, 2025
Nicole A. Kivisto
(President and Chief Executive Officer)

/s/ Jason L. Vollmer	Chief Financial Officer	February 20, 2025
Jason L. Vollmer
(Chief Financial Officer)

/s/ Stephanie A. Sievert	Chief Accounting Officer	February 20, 2025
Stephanie A. Sievert
(Chief Accounting and Regulatory Affairs Officer)

/s/ Dennis W. Johnson	Director	February 20, 2025
Dennis W. Johnson
(Chair of the Board)

/s/ Darrel T. Anderson	Director	February 20, 2025
Darrel T. Anderson

/s/ Vernon A. Dosch	Director	February 20, 2025
Vernon A. Dosch

/s/ Marian M. Durkin	Director	February 20, 2025
Marian M. Durkin

/s/ Douglas W. Jaeger	Director	February 20, 2025
Douglas W. Jaeger

/s/ Chenxi Wang	Director	February 20, 2025
Chenxi Wang

MDU Resources Group, Inc. Form 10-K 117