Form 10-Q
period 2025-03-31
MDU RESOURCES GROUP INC
filed 2025-05-08
CIK 67716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2025: 204,331,170 shares.

Index
Definitions
The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2024 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2024
AFUDC	Allowance for funds used during construction
Applied Digital	Applied Digital Corporation
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Big Stone Station	475-MW coal-fired electric generating facility near Big Stone City, South Dakota (22.7 percent ownership)
Cascade	Cascade Natural Gas Corporation, an indirect wholly-owned subsidiary of MDU Energy Capital
Centennial	CEHI, LLC, a direct wholly-owned subsidiary of the Company, formerly known as Centennial Energy Holdings, Inc., prior to the separation of Knife River from the Company. References to Centennial's historical business and operations refer to the business and operations of Centennial Energy Holdings, Inc.
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly-owned subsidiary of Centennial
CODM	Chief Operating Decision Maker
Company	MDU Resources Group, Inc.
COVID-19	Coronavirus disease 2019
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
CWIP	Construction work in progress, costs associated with the construction of new utility facilities recorded on the balance sheet until these facilities are placed in service
DC Circuit Court	District of Columbia Circuit Court
dk	Decatherm
EPA	United States Environmental Protection Agency
Everus	Everus Construction Group, Inc., a wholly-owned subsidiary of the Company prior to the separation from the Company, that was established in conjunction with the proposed separation of Everus Construction
Everus Construction	Everus Construction, Inc., a direct wholly-owned subsidiary of Centennial prior to the separation from the Company, formerly known as MDU Construction Services Group, Inc. prior to March 12, 2024
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, an indirect wholly-owned subsidiary of Centennial (previously referred to as the Company's exploration and production segment)
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Holding Company Reorganization	The internal holding company reorganization completed on January 1, 2019, pursuant to the agreement and plan of merger, dated as of December 31, 2018, by and among Montana-Dakota, the Company and MDUR Newco Sub, which resulted in the Company becoming a holding company and owning all of the outstanding capital stock of Montana-Dakota
Intermountain	Intermountain Gas Company, an indirect wholly-owned subsidiary of MDU Energy Capital
IRA	Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
JETx	345-kV transmission line from Jamestown, North Dakota to Ellendale, North Dakota (50 percent ownership)
kWh	Kilowatt-hour

Index

kV	Kilovolt
MAOP	Maximum allowable operating pressure
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly-owned subsidiary of the Company
MDUR Newco	MDUR Newco, Inc., a public holding company created by implementing the Holding Company Reorganization, now known as the Company
MDUR Newco Sub	MDUR Newco Sub, Inc., a direct, wholly-owned subsidiary of MDUR Newco, which was merged with and into Montana-Dakota in the Holding Company Reorganization
MISO	Midcontinent Independent System Operator, Inc., the organization that provides open-access transmission services and monitors the high-voltage transmission system in the Midwest United States and Manitoba, Canada and a southern United States region which includes much of Arkansas, Mississippi, and Louisiana
MMcf	Million cubic feet
MMdk	Million dk
Montana-Dakota	Montana-Dakota Utilities Co., a direct wholly-owned subsidiary of MDU Energy Capital
MTPSC	Montana Public Service Commission
MW	Megawatt
NDDEQ	North Dakota Department of Environmental Quality
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
ODEQ	Oregon Department of Environmental Quality
OPUC	Oregon Public Utility Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
RNG	Renewable natural gas
SBCC	State Building Code Council
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SOFR	Secured Overnight Financing Rate
SPP	Southwest Power Pool, the organization that manages the electric grid and wholesale power market for the central United States
TSA	In connection with the separation of Everus, the Company and Everus entered into a Transition Services Agreement whereby each party will provide certain post-separation services on a transitional basis
VIE	Variable interest entity
Washington DOE	Washington State Department of Ecology
WBI Energy	WBI Energy, Inc., an indirect wholly-owned subsidiary of Centennial
WBI Energy Transmission	WBI Energy Transmission, Inc., an indirect wholly-owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission
WYPSC	Wyoming Public Service Commission

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
On October 31, 2024, the Company completed the separation of Everus, its former construction services business, resulting in Everus becoming an independent, publicly-traded company. The Company's board of directors approved the distribution of all the outstanding shares of Everus common stock to the Company's stockholders. Stockholders of the Company received one share of Everus common stock for every four shares of the Company's common stock held as of the close of business on October 21, 2024, the record date for the distribution. The separation of Everus was a tax-free spinoff transaction to the Company's stockholders for U.S. federal income tax purposes, except for cash received in lieu of fractional shares.
The historical results of operation for Everus are presented as discontinued operations, net of tax, in the Company's Consolidated Financial Statements, except for allocated general corporate overhead costs of the Company, which did not meet the criteria for discontinued operations and are reflected in Other.
As of March 31, 2025, the Company was organized into three reportable business segments. These business segments include: electric, natural gas distribution and pipeline. The Company's business segments are determined based on the Company's method of internal reporting, which generally segregates the business activities by differences in products and services. The internal reporting of these segments is defined based on the reporting and review process used by the Company's chief executive officer.
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
For more information on the Company's business segments, see Note 14 of the Notes to Consolidated Financial Statements.

Index
Part I -- Financial Information
Item 1. Financial Statements

MDU Resources Group, Inc.
Consolidated Statements of Income
(Unaudited)
	Three Months Ended
	March 31,
	2025	2024
	(In thousands, except per share amounts)
Operating revenues	$674,833	$588,275
Operating expenses:
Purchased natural gas sold	317,157	258,602
Electric fuel and purchased power	43,748	39,723
Operation and maintenance	111,047	107,614
Depreciation and amortization	51,261	49,767
Taxes, other than income	38,757	35,913
Total operating expenses	561,970	491,619
Operating income	112,863	96,656
Other income	4,997	11,909
Interest expense	26,822	26,511
Income before income taxes	91,038	82,054
Income taxes	8,571	7,319
Income from continuing operations	82,467	74,735
Discontinued operations, net of tax	(502)	26,163
Net income	$81,965	$100,898
Earnings per share - basic:
Income from continuing operations	$.40	$.37
Discontinued operations, net of tax	—	.13
Earnings per share - basic	$.40	$.50
Earnings per share - diluted:
Income from continuing operations	$.40	$.37
Discontinued operations, net of tax	—	.12
Earnings per share - diluted	$.40	$.49
Weighted average common shares outstanding - basic	204,142	203,779
Weighted average common shares outstanding - diluted	204,959	204,187
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Net income	$81,965	$100,898
Other comprehensive income:
Postretirement liability adjustment:
Amortization of postretirement liability losses included in net periodic benefit credit, net of tax of $18 and $34 for the three months ended in 2025 and 2024, respectively	118	104
Net unrealized gain (loss) on available-for-sale investments:
Net unrealized gain (loss) on available-for-sale investments arising during the period, net of tax of $19 and $(10) for the three months ended in 2025 and 2024, respectively	71	(36)
Reclassification adjustment for loss on available-for-sale investments included in net income, net of tax of $1 and $2 for the three months ended in 2025 and 2024, respectively	3	6
Net unrealized gain (loss) on available-for-sale investments	74	(30)
Other comprehensive income	192	74
Comprehensive income attributable to common stockholders	$82,157	$100,972
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Balance Sheets
(Unaudited)
	March 31, 2025	March 31, 2024	December 31, 2024
Assets	(In thousands, except shares and per share amounts)
Current assets:
Cash, cash equivalents and restricted cash	$59,541	$72,724	$66,904
Receivables, net	269,246	239,259	274,303
Current regulatory assets	143,341	158,614	215,436
Inventories	18,457	13,784	44,940
Prepayments and other current assets	50,966	65,077	64,676
Current assets of discontinued operations	—	770,486	—
Total current assets	541,551	1,319,944	666,259
Noncurrent assets:
Property, plant and equipment	7,617,007	7,174,730	7,554,063
Less accumulated depreciation and amortization	2,238,371	2,114,539	2,209,771
Net property, plant and equipment	5,378,636	5,060,191	5,344,292
Goodwill	345,736	345,736	345,736
Regulatory assets	312,008	414,433	322,350
Investments	117,599	108,574	115,459
Other	265,944	238,149	244,722
Noncurrent assets of discontinued operations	—	352,844	—
Total noncurrent assets	6,419,923	6,519,927	6,372,559
Total assets	$6,961,474	$7,839,871	$7,038,818
Liabilities and Stockholders' Equity
Current liabilities:
Long-term debt due within one year	$161,700	$60,700	$161,700
Accounts payable	109,133	113,333	150,070
Regulatory liabilities due within one year	140,165	90,115	137,167
Taxes payable	65,218	58,654	43,372
Dividends payable	26,563	25,044	26,511
Accrued compensation	18,175	16,018	35,264
Other accrued liabilities	113,622	119,863	124,514
Current liabilities of discontinued operations	—	439,096	—
Total current liabilities	634,576	922,823	678,598
Noncurrent liabilities:
Long-term debt	2,031,976	2,193,697	2,130,910
Deferred income taxes	429,825	455,403	441,320
Regulatory liabilities	463,879	523,484	459,170
Asset retirement obligations	410,715	388,451	406,351
Other	247,367	193,241	231,895
Noncurrent liabilities of discontinued operations	—	181,831	—
Total noncurrent liabilities	3,583,762	3,936,107	3,669,646
Commitments and contingencies
Stockholders' equity:
Common stock Authorized - 500,000,000 shares, $1.00 par value Shares issued - 204,331,170 at March 31, 2025, 203,888,237 at March 31, 2024 and 203,934,578 at December 31, 2024	204,331	203,888	203,935
Other paid-in capital	1,470,512	1,466,551	1,473,738
Retained earnings	1,084,899	1,328,812	1,029,699
Accumulated other comprehensive loss	(16,606)	(18,310)	(16,798)
Total stockholders' equity	2,743,136	2,980,941	2,690,574
Total liabilities and stockholders' equity	$6,961,474	$7,839,871	$7,038,818
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Equity
(Unaudited)
			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock
	Shares	Amount				Total
	(In thousands, except shares)
At December 31, 2024	203,934,578	$203,935	$1,473,738	$1,029,699	$(16,798)	$2,690,574
Net income	—	—	—	81,965	—	81,965
Other comprehensive income	—	—	—	—	192	192
Dividends declared on common stock	—	—	—	(26,765)	—	(26,765)
Stock-based compensation	—	—	1,646	—	—	1,646
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	396,592	396	(4,872)	—	—	(4,476)
At March 31, 2025	204,331,170	$204,331	$1,470,512	$1,084,899	$(16,606)	$2,743,136

			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock
	Shares	Amount				Total
	(In thousands, except shares)
At December 31, 2023	203,689,090	$203,689	$1,466,235	$1,253,693	$(18,384)	$2,905,233
Net income	—	—	—	100,898	—	100,898
Other comprehensive income	—	—	—	—	74	74
Dividends declared on common stock	—	—	—	(25,779)	—	(25,779)
Stock-based compensation	—	—	3,173	—	—	3,173
Issuance of common stock	—	—	(35)	—	—	(35)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	199,147	199	(2,822)	—	—	(2,623)
At March 31, 2024	203,888,237	$203,888	$1,466,551	$1,328,812	$(18,310)	$2,980,941
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Operating activities:
Net income	$81,965	$100,898
(Loss) income from discontinued operations, net of tax	(502)	26,163
Income from continuing operations	82,467	74,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,261	49,767
Deferred income taxes	(13,687)	866
Provision for credit losses	3,152	2,698
Amortization of debt issuance costs	309	228
Employee stock-based compensation costs	1,646	2,829
Pension and postretirement benefit plan net periodic benefit credit	(267)	(964)
Unrealized losses (gains) on investments	470	(2,594)
Losses on sales of assets	71	6
Changes in current assets and liabilities, net of acquisitions:
Receivables	15,128	12,130
Inventories	26,590	29,063
Other current assets	92,739	36,300
Accounts payable	(28,034)	(32,658)
Other current liabilities	(11,324)	(3,571)
Pension and postretirement benefit plan contributions	(385)	(8)
Other noncurrent changes	(2,162)	(24,813)
Net cash provided by continuing operations	217,974	144,014
Net cash (used in) provided by discontinued operations	(502)	21,083
Net cash provided by operating activities	217,472	165,097
Investing activities:
Capital expenditures	(93,034)	(116,986)
Net proceeds from sale or disposition of property	—	10
Salvage value, net of cost of removal	869	31
Investments	(2,574)	(2,580)
Proceeds from investment cost basis withdrawal	—	9,000
Net cash used in continuing operations	(94,739)	(110,525)
Net cash used in discontinued operations	—	(6,739)
Net cash used in investing activities	(94,739)	(117,264)
Financing activities:
Repayment of short-term borrowings	—	(95,000)
Issuance of long-term debt	—	89,200
Repayment of long-term debt	(99,104)	(623)
Debt issuance costs	(5)	(527)
Costs of issuance of common stock	—	(35)
Dividends paid	(26,511)	(25,904)
Tax withholding on stock-based compensation	(4,476)	(2,623)
Net cash used in continuing operations	(130,096)	(35,512)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(130,096)	(35,512)
(Decrease) increase in cash, cash equivalents and restricted cash	(7,363)	12,321
Cash, cash equivalents and restricted cash - beginning of year	66,904	76,975
Cash, cash equivalents and restricted cash - end of period *	$59,541	$89,296
*Includes cash of discontinued operations of $16.6 million at March 31, 2024.
The accompanying notes are an integral part of these consolidated financial statements.

Index
MDU Resources Group, Inc.
Notes to Consolidated
Financial Statements
March 31, 2025 and 2024
(Unaudited)
Note 1 - Basis of presentation
The accompanying consolidated interim financial statements were prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the 2024 Annual Report. The information is unaudited but includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements and are of a normal recurring nature. Depreciation and amortization expense is reported separately on the Consolidated Statements of Income and therefore is excluded from the other line items within operating expenses.
On October 31, 2024, the Company completed the separation of Everus, its former construction services business, resulting in Everus becoming an independent, publicly-traded company. The Company's board of directors approved the distribution of all the outstanding shares of Everus common stock to the Company's stockholders. Stockholders of the Company received one share of Everus common stock for every four shares of the Company's common stock held as of the close of business on October 21, 2024, the record date for the distribution. The separation of Everus was a tax-free spinoff transaction to the Company's stockholders for U.S. federal income tax purposes, except for cash received in lieu of fractional shares.
The Company's consolidated financial statements and accompanying notes for the current and prior periods have been restated to present the results of operations and the assets and liabilities of Everus as discontinued operations, other than certain corporate overhead costs of the Company historically allocated to Everus, which are reflected in Other. Also included in discontinued operations in the Consolidated Statements of Income are the supporting activities of Fidelity and certain interest expense related to financing activity associated with the Everus separation. The assets and liabilities of the Company's discontinued operations are included in current assets of discontinued operations, noncurrent assets of discontinued operations, current liabilities of discontinued operations and noncurrent liabilities of discontinued operations on the Consolidated Balance Sheets. Unless otherwise indicated, the amounts presented in the accompanying notes to the consolidated financial statements relate to the Company's continuing operations. For more information on discontinued operations, see Note 3.
Additionally, certain amounts recorded in prior year financial statements have been reclassified to conform to the current year presentation. The Company has reclassified $7.1 million of transmission-related expenses from operation and maintenance to electric fuel and purchased power for the three months ended March 31, 2024, in the Consolidated Statements of Income. These transmission-related expenses are an integral component of the cost of electricity sold to customers and therefore, more appropriately reflected in electric fuel and purchased power than operation and maintenance expense. These reclassifications had no effect on previously reported results of operations or cash flows.
Management has also evaluated the impact of events occurring after March 31, 2025, up to the date of issuance of these consolidated interim financial statements on May 8, 2025, that would require recognition or disclosure in the Consolidated Financial Statements.

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
		Effective for fiscal years beginning after December 15, 2024.	The Company is currently evaluating the impact the guidance will have on its disclosures for the year ended December 31, 2025.
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
Note 3 - Discontinued operations
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
The Company provided and will provide to Everus and Everus provided and will provide to the Company transition services in accordance with the TSA entered into on October 31, 2024. For the three months ended March 31, 2025, the Company received $1.8 million and paid $13,000 for these related activities. The majority of the transition services are expected to be provided for a period of approximately eighteen months, however, no longer than two years after the separation.
Separation related costs of $502,000 and $3.7 million, net of tax, were incurred during the three months ended March 31, 2025 and 2024, respectively. Separation costs incurred are presented in Discontinued operations, net of tax in the Consolidated Statements of Income. These charges primarily relate to transaction and third-party support costs, one-time business separation fees and related tax charges.

Index
The Company had no assets or liabilities related to the discontinued operations of Everus on its balance sheet as of March 31, 2025 or December 31, 2024. The carrying amounts of the major classes of assets and liabilities of discontinued operations included in the Company's Consolidated Balance Sheet at March 31, 2024 were as follows:

March 31, 2024
Assets	(In Thousands)
Current assets:
Cash, cash equivalents and restricted cash	$16,572
Receivables, net	692,887
Inventories	43,646
Prepayments and other current assets	17,381
Total current assets of discontinued operations	770,486
Noncurrent assets:
Net property, plant and equipment	118,608
Goodwill	143,223
Other intangible assets, net	1,482
Investments	10,822
Operating lease right-of-use assets	54,752
Other	23,957
Total noncurrent assets of discontinued operations	352,844
Total assets of discontinued operations	$1,123,330
Liabilities
Current liabilities:
Accounts payable	306,835
Taxes payable	23,318
Accrued compensation	31,376
Operating lease liabilities due within one year	21,397
Other accrued liabilities	56,170
Total current liabilities of discontinued operations	439,096
Noncurrent liabilities:
Long-term debt	132,000
Deferred income taxes	6,405
Operating lease liabilities	33,717
Other	9,709
Total noncurrent liabilities of discontinued operations	181,831
Total liabilities of discontinued operations	$620,927

The reconciliation of the major classes of income and expense constituting pretax loss from discontinued operations to the after-tax loss from discontinued operations on the Consolidated Statements of Income were as follows:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Operating revenues	$—	$625,550
Operating expenses	600	586,259
Operating (loss) income	(600)	39,291
Other income	—	1,878
Interest expense	—	2,195
(Loss) income from discontinued operations before income taxes	(600)	38,974
Income tax (benefit) expense	(98)	12,811
Discontinued operations, net of tax	$(502)	$26,163

Index
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
Details of the Company's expected credit losses were as follows:

	Electric	Natural gas distribution	Pipeline	Total
	(In thousands)
At December 31, 2024	$473	$1,366	$—	$1,839
Current expected credit loss provision	939	2,213	—	3,152
Less write-offs charged against the allowance	1,036	1,269	—	2,305
Credit loss recoveries collected	166	252	—	418
At March 31, 2025	$542	$2,562	$—	$3,104

	Electric	Natural gas distribution	Pipeline	Total
	(In thousands)
At December 31, 2023	$414	$1,189	$—	$1,603
Current expected credit loss provision	782	1,916	—	2,698
Less write-offs charged against the allowance	659	1,455	—	2,114
Credit loss recoveries collected	147	314	—	461
At March 31, 2024	$684	$1,964	$—	$2,648
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

	March 31, 2025	March 31, 2024	December 31, 2024
	(In thousands)
Natural gas in storage (current)	$13,579	$9,309	$40,073
Fuel stock	4,878	4,475	4,867
Total	$18,457	$13,784	$44,940
The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in noncurrent assets - other and was $48.5 million, $50.1 million and $48.5 million at March 31, 2025 and 2024 and December 31, 2024, respectively.

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

	Three Months Ended
	March 31,
	2025	2024
	(In thousands, except per share amounts)
Weighted average common shares outstanding - basic	204,142	203,779
Effect of dilutive performance share awards and restricted stock units	817	408
Weighted average common shares outstanding - diluted	204,959	204,187
Earnings per share - basic:
Income from continuing operations	$.40	$.37
Discontinued operations, net of tax	—	.13
Earnings per share - basic	$.40	$.50
Earnings per share - diluted:
Income from continuing operations	$.40	$.37
Discontinued operations, net of tax	—	.12
Earnings per share - diluted	$.40	$.49
Shares excluded from the calculation of diluted earnings per share	—	—
Dividends declared per common share	$.1300	$.1250

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
The Company recognizes revenue from the sale of emissions allowances allocated under the environmental programs in certain states. The Company has the right to payment when the allowances are sold at auction. Revenue is recognized on a point in time basis within the quarter that the auction is held. The revenues associated with the sale of these allowances are deferred as a component of the respective jurisdiction’s regulatory liability for environmental compliance. For more information on the Company’s regulatory assets and liabilities, see Note 9.
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

Three Months Ended March 31, 2025	Electric	Natural gas distribution	Pipeline	Other	Total
	(In thousands)
Residential utility sales	$39,685	$289,235	$—	$—	$328,920
Commercial utility sales	48,477	192,331	—	—	240,808
Industrial utility sales	9,164	15,462	—	—	24,626
Other utility sales	1,850	—	—	—	1,850
Natural gas transportation	—	17,710	49,253	—	66,963
Natural gas storage	—	—	6,030	—	6,030
Other	17,591	23,478	1,362	179	42,610
Intersegment eliminations	(178)	(94)	(33,337)	(178)	(33,787)
Revenues from contracts with customers	116,589	538,122	23,308	1	678,020
Other revenues	(4,328)	1,126	15	—	(3,187)
Total external operating revenues	$112,261	$539,248	$23,323	$1	$674,833

Three Months Ended March 31, 2024	Electric	Natural gas distribution	Pipeline	Other	Total
	(In thousands)
Residential utility sales	$39,222	$263,103	$—	$—	$302,325
Commercial utility sales	41,515	162,130	—	—	203,645
Industrial utility sales	11,349	14,579	—	—	25,928
Other utility sales	1,936	—	—	—	1,936
Natural gas transportation	—	14,591	43,637	—	58,228
Natural gas storage	—	—	5,382	—	5,382
Other	15,630	3,201	2,256	37	21,124
Intersegment eliminations	(12)	(41)	(30,290)	(21)	(30,364)
Revenues from contracts with customers	109,640	457,563	20,985	16	588,204
Other revenues	(1,897)	1,921	47	—	71
Total external operating revenues	$107,743	$459,484	$21,032	$16	$588,275

Three Months Ended March 31, 2025	Electric	Natural gas distribution	Pipeline	Construction services	Other	Total

Three Months Ended March 31, 2024	Electric	Natural gas distribution	Pipeline	Construction services	Other	Total

Index
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
At March 31, 2025, the Company's remaining performance obligations were $587.7 million. The Company expects to recognize the following revenue amounts in future periods related to these remaining performance obligations: $82.6 million within the next 12 months or less; $81.9 million within the next 13 to 24 months; and $423.2 million in 25 months or more.

Index
Note 9 - Regulatory assets and liabilities
The following table summarizes the individual components of unamortized regulatory assets and liabilities:

	Estimated Recovery or Refund Period as of March 31, 2025	*	March 31, 2025	March 31, 2024	December 31, 2024
			(In thousands)
Regulatory assets:
Current:
Environmental compliance programs	Up to 1 year		$56,441	$7,443	$76,964
Natural gas costs recoverable through rate adjustments	Up to 1 year		51,321	110,481	91,091
Conservation programs	Up to 1 year		16,902	13,735	19,123
Electric fuel and purchased power deferral	Up to 1 year		7,109	17,061	9,662
Cost recovery mechanisms	Up to 1 year		4,806	6,454	5,114
Decoupling mechanisms	Up to 1 year		4,769	1,046	6,767
Other	Up to 1 year		1,993	2,394	6,715
			143,341	158,614	215,436
Noncurrent:
Pension and postretirement benefits	**		142,065	142,511	142,064
Cost recovery mechanisms	Up to 24 years		72,764	84,546	76,542
Plant costs/asset retirement obligations	Over plant lives		46,920	45,702	47,042
Manufactured gas plant site remediation	-		27,443	25,851	27,964
Taxes recoverable from customers	Over plant lives		12,228	12,331	12,221
Covid-19 deferred costs	Up to 3 years		3,926	3,087	4,167
Long-term debt refinancing costs	Up to 36 years		1,865	2,453	2,011
Natural gas costs recoverable through rate adjustments	-		—	25,915	—
Electric fuel and purchased power deferral	-		—	15,612	4,349
Environmental compliance programs	-		—	50,372	—
Other	Up to 14 years		4,797	6,053	5,990
			312,008	414,433	322,350
Total regulatory assets			$455,349	$573,047	$537,786
Regulatory liabilities:
Current:
Environmental compliance programs	Up to 1 year		$65,680	$—	$72,387
Natural gas costs refundable through rate adjustments	Up to 1 year		46,744	54,282	45,427
Demand charges	Up to 1 year		10,000	8,645	—
Provision for rate refund	Up to 1 year		3,833	6,517	3,677
Margin sharing	Up to 1 year		3,562	2,869	4,156
Conservation programs	Up to 1 year		2,782	3,576	2,082
Taxes refundable to customers	Up to 1 year		2,087	1,991	2,163
Cost recovery mechanisms	Up to 1 year		716	5,642	1,720
Other	Up to 1 year		4,761	6,593	5,555
			140,165	90,115	137,167
Noncurrent:
Plant removal and decommissioning costs	Over plant lives		221,349	220,519	217,603
Taxes refundable to customers	Over plant lives		182,742	190,850	185,402
Cost recovery mechanisms	Up to 17 years		33,373	24,269	30,354
Accumulated deferred investment tax credit	Over plant lives		19,301	16,129	18,788
Pension and postretirement benefits	**		4,862	6,044	4,862
Environmental compliance programs	-		—	63,746	—
Other	Up to 13 years		2,252	1,927	2,161
			463,879	523,484	459,170
Total regulatory liabilities			$604,044	$613,599	$596,337
Net regulatory position			$(148,695)	$(40,552)	$(58,551)
*Estimated recovery or refund period for amounts currently being recovered or refunded in rates to customers.
**    Recovered as expense is incurred or cash contributions are made.

Index
As of March 31, 2025 and 2024, and December 31, 2024, approximately $179.3 million, $191.7 million and $181.2 million, respectively, of regulatory assets were not earning a rate of return but are expected to be recovered from customers in future rates. These assets are largely comprised of the unfunded portion of pension and postretirement benefits, asset retirement obligations, certain pipeline integrity costs and the estimated future cost of manufactured gas plant site remediation.
The Company is subject to environmental compliance regulations in certain states which require natural gas distribution companies to reduce overall GHG emissions to certain thresholds as established by each applicable state. Compliance with these standards may be achieved through increased energy efficiency and conservation measures, purchased emission allowances and offsets and purchases of low carbon fuels. Emission allowances are allocated by the respective states to the Company at no cost, of which a portion is required to be sold at auction in certain states. The compliance costs for these regulations and the revenues from the sale of the allocated emissions allowances are passed through to customers in rates and the Company has, accordingly, deferred the environmental compliance costs as a regulatory asset and proceeds from the sale of allowances as a regulatory liability.
For a discussion of the Company's most recent cases by jurisdiction, see Note 16.
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
Note 10 - Environmental allowances and obligations
The Company's natural gas distribution segment acquires environmental allowances as part of its requirement to comply with environmental regulations in certain states. Allowances are allocated by the respective states to the Company at no cost and additional allowances are required to be purchased as needed based on the requirements in the respective states. The segment records purchased and allocated environmental allowances at weighted average cost under the inventory method of accounting. Environmental allowances are included in Prepayments and other current assets and noncurrent assets - Other on the Consolidated Balance Sheets.
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
As environmental allowances are surrendered, the segment reduces the associated environmental compliance assets and liabilities from the Consolidated Balance Sheets. The expenses and revenues associated with the Company’s environmental allowances and obligations are deferred as regulatory assets and liabilities and recognized as a component of purchased natural gas sold as recovered in customer rates. For more information on the Company’s regulatory assets and liabilities, see Note 9.
Note 11 - Fair value measurements
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
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of insurance contracts, to satisfy its obligations under its unfunded, nonqualified defined benefit and defined contribution plans for executive officers and certain key management employees and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $61.1 million, $58.8 million and $59.3 million, at March 31, 2025 and 2024, and December 31, 2024, respectively, are classified as Investments on the Consolidated Balance Sheets. The net unrealized loss on these investments was $470,000 for the three months ended March 31, 2025. The net unrealized gain on these investments was $2.6 million for the three months ended March 31, 2024. The change in fair value, which is considered part of the cost of the plan, is classified in Other income on the Consolidated Statements of Income. In the first quarter of 2024 the Company withdrew $9.0 million of its cost basis, which reduced Investments on the Consolidated Balance Sheets.

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

March 31, 2025	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$7,997	$18	$299	$7,716
U.S. Treasury securities	3,869	76	1	3,944
Total	$11,866	$94	$300	$11,660

March 31, 2024	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,072	$4	$507	$7,569
U.S. Treasury securities	3,756	35	2	3,789
Total	$11,828	$39	$509	$11,358

December 31, 2024	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$7,933	$4	$383	$7,554
U.S. Treasury securities	3,945	80	1	4,024
Total	$11,878	$84	$384	$11,578
The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at March 31, 2025, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2025
	(In thousands)
Assets:
Money market funds	$—	$13,841	$—	$13,841
Insurance contracts*	—	61,075	—	61,075
Available-for-sale securities:
Mortgage-backed securities	—	7,716	—	7,716
U.S. Treasury securities	—	3,944	—	3,944
Total assets measured at fair value	$—	$86,576	$—	$86,576

* The insurance contracts invest approximately 58 percent in fixed-income investments, 17 percent in common stock of large-cap companies, 9 percent in target date investments, 7 percent in common stock of mid-cap companies, 4 percent in common stock of small-cap companies, 3 percent in cash equivalents, 1 percent in international investments, and 1 percent in real estate.

Index

	Fair Value Measurements at March 31, 2024, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2024
	(In thousands)
Assets:
Money market funds	$—	$6,985	$—	$6,985
Insurance contracts*	—	58,760	—	58,760
Available-for-sale securities:
Mortgage-backed securities	—	7,569	—	7,569
U.S. Treasury securities	—	3,789	—	3,789
Total assets measured at fair value	$—	$77,103	$—	$77,103

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

* The insurance contracts invest approximately 58 percent in fixed-income investments, 17 percent in common stock of large-cap companies, 8 percent in target date investments, 8 percent in common stock of mid-cap companies, 4 percent in common stock of small-cap companies, 4 percent in cash equivalents, and 1 percent in international investments.

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

Index
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	March 31, 2025	March 31, 2024	December 31, 2024
	(In thousands)
Carrying amount	$2,193,676	$2,254,397	$2,292,610
Fair value	$1,902,217	$1,966,002	$1,963,396
The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 12 - Debt
Certain debt instruments of the Company and its subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at March 31, 2025. In the event the Company or its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
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
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at March 31, 2025	March 31, 2025	March 31, 2024	December 31, 2024
		(In thousands)
Senior Notes due on dates ranging from August 23, 2025 to June 15, 2062	4.57%	$1,947,000	$1,882,000	$1,947,000
Credit agreements due on June 20, 2029	6.65%	104,900	120,700	169,700
Term Loan Agreements due on dates ranging from September 3, 2032 to April 1, 2039	4.43%	61,600	64,300	65,600
Commercial paper supported by revolving credit agreement	4.69%	51,100	158,800	81,400
Medium-Term Notes due on dates ranging from September 15, 2027 to March 16, 2029	7.32%	35,000	35,000	35,000
Other notes due on dates ranging from May 31, 2028 to November 30, 2038	6.00%	342	357	346
Less unamortized debt issuance costs		6,266	6,760	6,436
Total long-term debt		2,193,676	2,254,397	2,292,610
Less current maturities		161,700	60,700	161,700
Net long-term debt		$2,031,976	$2,193,697	$2,130,910

Index
Note 13 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Interest, net*	$19,929	$21,159
Income taxes paid (refunded), net	$172	$(257)
*AFUDC - borrowed was $1.8 million and $2.7 million for the three months ended March 31, 2025 and 2024, respectively.

Noncash investing and financing transactions were as follows:

	March 31, 2025	March 31, 2024	December 31, 2024
	(In thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$129	$532	$1,787
Property, plant and equipment additions in accounts payable	$23,917	$32,309	$36,820
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
The Company's CODM regularly reviews discrete financial information of each reportable segment and uses net income to assess the performance of each reportable segment. The CODM uses this information to assess performance and make decisions about resources to be allocated to each reportable segment, including capital and personnel. The information provided to the CODM is prepared at the reportable segment level in quarterly financial packages and on a more summarized basis monthly. Budget and forecast information is also provided to the CODM at the reportable segment level.
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
The Other category includes the activities of Centennial Capital, which, through its subsidiary InterSource Insurance Company, insures various types of risks as a captive insurer for certain of the Company's subsidiaries. The function of the captive insurer is to fund the self-insured layers of the insured Company's general liability, automobile liability and other coverages. In addition, the Other category includes certain assets, liabilities and tax adjustments of the holding company primarily associated with corporate functions. Also included are certain general and administrative costs (reflected in operation and maintenance expense) and interest expense, which were previously allocated to Everus, Fidelity and the refining business which do not meet the criteria for income (loss) from discontinued operations.
Discontinued operations includes Everus' operations and certain associated separation costs. Discontinued operations also includes the supporting activities of Fidelity other than certain general and administrative costs and interest expense as described above.

Index
The information below follows the same accounting policies as described in Note 2 of the Notes to Consolidated Financial Statements in the 2024 Annual Report. Information on the Company's segments was as follows:

Three Months Ended March 31, 2025	Electric	Natural gas distribution	Pipeline	Other	Consolidated
	(In thousands)
Operating revenues:
External operating revenues	$112,261	$539,248	$23,323	$1	$674,833
Intersegment operating revenues	178	94	33,337	178	33,787
Operation and maintenance:
External operation and maintenance	28,407	63,484	19,239	(83)	111,047
Intersegment operation and maintenance	178	94	14	178	464
Purchased natural gas sold:
External purchased natural gas sold	—	317,157	—	—	317,157
Intersegment purchased natural gas sold	—	33,323	—	—	33,323
Electric fuel and purchased power	43,748	—	—	—	43,748
Depreciation and amortization	17,183	26,122	7,956	—	51,261
Taxes, other than income	4,815	30,628	3,314	—	38,757
Other income:
External other income	992	3,301	307	397	4,997
Intersegment other income	—	—	123	986	1,109
Interest expense:
External interest expense	7,887	14,876	3,121	938	26,822
Intersegment interest expense	—	—	1,109	—	1,109
Income tax expense (benefit)	(3,731)	12,301	5,127	(5,126)	8,571
Income from continuing operations	14,944	44,658	17,210	5,655	82,467
Discontinued operations, net of tax	—	—	—	(502)	(502)
Net income	$14,944	$44,658	$17,210	$5,153	$81,965

Index

Three Months Ended March 31, 2024	Electric	Natural gas distribution	Pipeline	Other	Consolidated
	(In thousands)
Operating revenues:
External operating revenues	$107,743	$459,484	$21,032	$16	$588,275
Intersegment operating revenues	12	41	30,290	21	30,364
Purchased natural gas sold:
External purchased natural gas sold	—	258,602	—	—	258,602
Intersegment purchased natural gas sold	—	30,245	—	—	30,245
Electric fuel and purchased power	39,723	—	—	—	39,723
Operation and maintenance:
External operation and maintenance	23,530	59,330	18,414	6,340	107,614
Intersegment operation and maintenance	12	41	45	21	119
Depreciation and amortization	16,616	25,478	7,119	554	49,767
Taxes, other than income	5,086	27,591	3,094	142	35,913
Other income:
External other income	1,982	8,170	769	988	11,909
Intersegment other income	—	—	123	4,388	4,511
Interest expense:
External interest expense	7,495	15,660	2,193	1,163	26,511
Intersegment interest expense	—	—	1,781	2,730	4,511
Income tax expense (benefit)	(594)	10,678	4,510	(7,275)	7,319
Income from continuing operations	17,869	40,070	15,058	1,738	74,735
Discontinued operations, net of tax	—	—	—	26,163	26,163
Net income	$17,869	$40,070	$15,058	$27,901	$100,898
A reconciliation of reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Operating revenues reconciliation:
Total reportable segment operating revenues	$708,441	$618,602
Other revenue	179	37
Elimination of intersegment operating revenues	(33,787)	(30,364)
Total consolidated operating revenues	$674,833	$588,275
Note 15 - Employee benefit plans
Pension and other postretirement plans
The Company has noncontributory qualified defined benefit pension plans and other postretirement benefit plans for certain eligible employees.
Components of net periodic benefit cost for the Company's pension benefit plans were as follows:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Components of net periodic benefit cost:
Interest cost	$3,303	$3,200
Expected return on assets	(3,645)	(4,028)
Amortization of net actuarial loss	1,193	1,037
Net periodic benefit cost	$851	$209

Index
Components of net periodic benefit credit for the Company's other postretirement benefit plans were as follows:

	Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Components of net periodic benefit credit:
Service cost	$99	$126
Interest cost	462	459
Expected return on assets	(1,292)	(1,329)
Amortization of prior service credit	(290)	(330)
Amortization of net actuarial gain	(80)	(72)
Net periodic benefit credit, including amount capitalized	(1,101)	(1,146)
Less amount capitalized	18	22
Net periodic benefit credit	$(1,119)	$(1,168)

The components of net periodic benefit cost (credit), other than the service cost component, are included in Other income on the Consolidated Statements of Income. The service cost component is included in Operation and maintenance expense on the Consolidated Statements of Income.
Nonqualified defined benefit plans
In addition to the qualified defined benefit pension plans reflected in the table at the beginning of this note, the Company also has unfunded, nonqualified defined benefit plans for executive officers and certain key management employees. The Company's net periodic benefit cost for these plans was $716,000 and $733,000 for the three months ended March 31, 2025 and 2024, respectively. The components of net periodic benefit cost for these plans are included in Other income on the Consolidated Statements of Income.
Note 16 - Regulatory matters
The Company regularly reviews the need for electric and natural gas rate changes in each of the jurisdictions in which service is provided. The Company files for rate adjustments to seek recovery of operating costs and capital investments, as well as reasonable returns as allowed by regulators. Certain regulatory proceedings and cases may also contain recurring mechanisms that can have an annual true-up. Examples of these recurring mechanisms include: infrastructure riders, transmission trackers, renewable resource cost adjustment riders, as well as weather normalization and decoupling mechanisms. The following paragraphs summarize the Company's significant open regulatory proceedings and cases by jurisdiction including updates to those reported in the 2024 Annual Report and should be read in conjunction with previous filings. The Company is unable to predict the ultimate outcome of these matters, the timing of final decisions of the various regulators and courts, or the effect on the Company's results of operations, financial position or cash flows.

MTPSC
On July 15, 2024, Montana-Dakota filed a request with the MTPSC for a natural gas general rate increase of approximately $9.4 million annually or 11.1 percent above current rates. The requested increase is primarily to recover investments in system upgrades and pipeline replacement projects enhancing the reliability, safety and integrity of the natural gas system, as well as increased costs to operate and maintain that system. On October 15, 2024, the MTPSC denied Montana-Dakota's request for an interim rate increase of approximately $8.0 million annually or 10.2 percent above current rates. On October 25, 2024, Montana-Dakota filed a motion for reconsideration of the interim rate increase. On January 14, 2025, the MTPSC approved an interim increase of approximately $7.7 million with interim rates effective on and after February 1, 2025. On April 3, 2025, an all-party settlement agreement was filed reflecting an annual revenue increase of $7.3 million or 8.6 percent overall. This matter is pending before the MTPSC.

WUTC
On March 29, 2024, Cascade filed a request with the WUTC for a multi-year natural gas general rate increase of $43.8 million or 11.6 percent effective March 1, 2025 and $11.7 million or 2.8 percent to be effective March 1, 2026. Multi-year filings are now required by Washington law that went into effect on January 1, 2022. The requested increase is primarily to recover infrastructure investments necessary to provide safe and reliable service and higher operating costs due to inflation. On December 11, 2024, a multi-party settlement agreement was filed reflecting rate increases of $29.8 million or 7.9 percent to be effective March 1, 2025, and $10.8 million or 2.6 percent to be effective March 1, 2026. On February 24, 2025, the WUTC approved the multi-party settlement agreement with year one rates effective on and after March 5, 2025. On April 30, 2025, Cascade filed a revision to decrease revenues by $3.7 million or 0.5 percent effective June 1, 2025. The reduction was driven by forecasted plant that was not placed in service by December 31, 2024. This matter is pending before the WUTC.

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
At March 31, 2025 and 2024, and December 31, 2024, the Company accrued liabilities, which have not been discounted, of $24.3 million, $22.8 million and $24.1 million, respectively. The Company also recorded corresponding receivables of $541,000 at March 31, 2025. The receivable amounts were not material at March 31, 2024 and December 31, 2024. The Company recorded regulatory assets of $22.7 million, $21.6 million and $22.9 million, at March 31, 2025 and 2024, and December 31, 2024, respectively, related to the accrued liabilities. The accruals are for contingencies resulting from litigation, regulatory and environmental matters. This includes amounts that have been accrued for matters discussed in Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
Environmental matters
The Company is a party to claims for the cleanup of environmental contamination at certain manufactured gas plant sites. There were no material changes to the Company's environmental matters that were previously reported in the 2024 Annual Report.

Purchase Commitments
The Company has entered in various commitments largely consisting of contracts for natural gas and coal supply; purchased power; natural gas transportation and storage; information technology; and environmental compliance instruments. Certain of these contracts are subject to variability in volume and price. The purchase commitments at March 31, 2025, under these contracts for the twelve month periods ending March 31, were:

	2026	2027	2028	2029	2030	Thereafter
	(In thousands)
Purchase Commitments	$978,800	$265,100	$171,300	$136,500	$109,900	$657,200
The Company's purchase commitments decreased from those reported in the 2024 Annual Report due to an anticipated decrease in electric supply contracts as a result of the Badger Wind, LLC purchase and sale agreement at the Company's electric segment.
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

Index
Guarantees
The Company and certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At March 31, 2025, the fixed maximum amounts guaranteed under these letters of credit aggregated $14.0 million, all of which have scheduled expiration of the maximum amounts in 2025. There were no amounts outstanding under the previously mentioned letters of credit at March 31, 2025. In the event of default under these letter of credit obligations, the Company or subsidiary guaranteeing the letter of credit would be obligated for reimbursement of payments made under the letter of credit.
In the normal course of business, the Company and its subsidiaries have surety bonds. In the event the Company or its subsidiaries do not fulfill a bonded obligation, the Company or its subsidiaries would be responsible to the surety bond company for completion of the bonded contract or obligation. At March 31, 2025, approximately $15.6 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
Leases
The Company's leases primarily include operating leases for equipment, buildings, easements and vehicles. The Company leases certain equipment to third parties through its utility business, which are considered short-term operating leases with terms of less than 12 months. Lease revenue was not material for the three months ended March 31, 2025 or 2024. At March 31, 2025, the Company had no lease receivables.
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
At March 31, 2025, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $25.0 million.

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
Strategic Initiatives On October 31, 2024, the Company completed the separation of Everus, its former construction services business, resulting in Everus becoming an independent, publicly-traded company. The Company's board of directors approved the distribution of all the outstanding shares of Everus common stock to the Company's stockholders. Stockholders of the Company received one share of Everus common stock for every four shares of the Company's common stock held as of the close of business on October 21, 2024, the record date for the distribution. The separation of Everus was a tax-free spinoff transaction to the Company's stockholders for U.S. federal income tax purposes, except for cash received in lieu of fractional shares.

The Company incurred costs in connection with the strategic initiatives in 2024 and 2025, as noted in the Business Segment Financial and Operating Data section. The majority of the separation costs have already been incurred due to the separation of Everus in October 2024, as previously discussed.
Based on the Company becoming a pure-play regulated energy delivery business, the Company's board of directors established a long-term dividend payout ratio target of 60 percent to 70 percent of regulated energy delivery earnings. The Company has an 87-year history of uninterrupted dividend payments to stockholders and remains committed to paying a competitive dividend.
Market Trends The Company continues to manage the inflationary pressures experienced throughout the United States, including the impact that inflation, higher interest rates, changes in tariffs, commodity price volatility and supply chain disruptions may have on its business and customers and proactively looks for ways to lessen the impact to its business. The Company has observed supply chain improvements in lead times for certain commodities. Although the Company has started to see some reduction to interest rates, they remain elevated and have resulted in and may continue to result in increased borrowing costs on new debt, impacts to the Company's asset valuations and negatively impacting the purchasing power of its customers.
For more information on possible impacts to the Company's businesses, see the Outlook for each segment below, Part II, Item 1A. Risk Factors in this quarterly report and Part I, Item 1A. Risk Factors in the 2024 Annual Report.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Other than statements of historical facts, all statements which address activities, events, or developments that the Company anticipates will or may occur in the future are based on underlying assumptions (many of which are based, in turn, upon further assumptions), including, but not limited to, statements identified by the words "anticipates," "estimates," "expects," "intends," "plans," and "predicts" in each case related to such things as growth estimates, stockholder value creation, the Company's "CORE" strategy, capital expenditures, financial guidance, trends, objectives, goals, strategies and other such matters, are forward-looking statements. These forward-looking statements are based on many assumptions and factors, which are detailed in the Company's filings with the SEC.
While made in good faith, these forward-looking statements are based largely on the Company's expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond the Company's control. For additional discussion regarding risks and uncertainties that may affect forward-looking statements, see Part II, Item 1A. Risk Factors in this quarterly report, Part I, Item 1A. Risk Factors in the 2024 Annual Report and subsequent filings with the SEC. Any changes in such assumptions or factors could produce significantly different results. Undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made. Except as required by applicable law, the Company undertakes no obligation to update the forward-looking statements, whether as a result of new information, future events, or otherwise.

Index
Consolidated Earnings Overview
The following table summarizes the contribution to the consolidated income by each of the Company's business segments.

	Three Months Ended
	March 31,
	2025	2024
	(In millions, except per share amounts)
Electric	$15.0	$17.9
Natural gas distribution	44.7	40.1
Pipeline	17.2	15.1
Other	5.6	1.6
Income from continuing operations	82.5	74.7
Discontinued operations, net of tax	(.5)	26.2
Net income	$82.0	$100.9
Earnings per share - basic:
Income from continuing operations	$.40	$.37
Discontinued operations, net of tax	—	.13
Earnings per share - basic	$.40	$.50
Earnings per share - diluted:
Income from continuing operations	$.40	$.37
Discontinued operations, net of tax	—	.12
Earnings per share - diluted	$.40	$.49
On October 31, 2024, the Company completed the separation of Everus, its former construction services business, into a new independent publicly-traded company. As a result of the separation, the historical results of operations for Everus are shown in discontinued operations, net of tax, except for allocated general corporate overhead costs of the Company, which did not meet the criteria for discontinued operations and are reflected in Other. Also included in discontinued operations are certain strategic initiative costs associated with the separation of Everus.
Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024 The Company's consolidated earnings decreased $18.9 million. The decrease in earnings is primarily due to the absence of income from discontinued operations in 2025, partially offset by increased earnings at the natural gas distribution and pipeline businesses.
•The electric business earnings decrease was largely the result of higher operation and maintenance expense, primarily due to higher contract services related to electric generation station outage-related costs, increased software expenses and higher payroll-related costs, and lower investment returns on nonqualified benefit plans. The decrease in net income was partially offset by increased retail sales revenue due to higher volumes to residential customers, primarily due to colder weather, and higher volumes to a data center near Ellendale, North Dakota.
•The natural gas distribution earnings improvement was largely the result of higher retail sales revenue due to rate relief in Washington, Montana and South Dakota, as well as increased volumes due to colder weather. These increases were partially offset by higher operation and maintenance expense, lower interest income and lower investment returns on nonqualified benefit plans.
•The earnings increase at the pipeline business was driven by growth projects placed in service throughout 2024 and customer demand for short-term firm capacity contracts. Higher storage-related revenue further drove the increase. The increase was offset in part by higher operation and maintenance expense, primarily attributable to payroll-related costs. The business also incurred higher depreciation expense due to growth projects placed in service, as previously discussed, and lower investment returns on nonqualified benefit plans.
•Other experienced lower operation and maintenance expense, primarily a result of corporate overhead costs classified as continuing operations allocated to Everus in 2024, which are not included in Other in 2025.
•As previously discussed, the Company was adversely impacted by the absence of income from discontinued operations in 2025.
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
The Company's CODM, the chief executive officer of MDU Resources Group, Inc., regularly reviews discrete financial information of each reportable segment and uses net income to assess performance of each reportable segment. The CODM uses this information to assess performance and make decisions about resources to be allocated to each reportable segment, including capital and personnel. The information provided to the CODM is prepared at the reportable segment level in quarterly financial packages and on a more summarized basis monthly. Budget and forecast information is also provided to the CODM at the reportable segment level.
For information pertinent to various commitments and contingencies, see the Notes to Consolidated Financial Statements. For a summary of the Company's business segments, see Note 14 of the Notes to Consolidated Financial Statements.

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
The electric and natural gas distribution segments are subject to extensive regulation in the jurisdictions where they conduct operations with respect to costs, timely recovery of investments and permitted returns on investment. The Company is focused on modernizing utility infrastructure to meet the varied energy needs of both its customers and communities while ensuring the delivery of safe, reliable, affordable and environmentally responsible energy. The segments continue to invest in facility upgrades to be in compliance with existing and known future regulations. To assist in the reduction of regulatory lag in obtaining revenue increases to align with increased investments, tracking mechanisms have been implemented in certain jurisdictions. The Company also seeks rate adjustments for operating costs and capital investments, as well as reasonable returns on investments not covered by tracking mechanisms. For more information on the Company's tracking mechanisms and recent rate cases, see Note 16 and the 2024 Annual Report.
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
To date, many states have enacted and others are considering, mandatory clean energy standards requiring utilities to meet certain thresholds of renewable and/or carbon-free energy supply. Over the long-term, the Company expects overall electric demand to be positively impacted by increased electrification trends as a means to address economy-wide carbon emission concerns, data center growth and changing customer conservation patterns. Recently, MISO and NERC announced concerns with the reliability of the electric grid due to rapid expansion of renewables and retirement of baseload resources such as coal and the uncertainty of adequate energy production during certain periods of time, while load growth has increased faster than expected. Montana-Dakota filed its 2024 IRP with the NDPSC in July 2024. With MISO's filed changes in resources adequacy at FERC and the adoption of direct loss of load accreditation for generation resources around riskiest hours on the system versus peak load hours, Montana-Dakota is seeing the need to add additional capacity resources to its system in 2028 versus 2034 as identified in its previous IRP. The Company signed a power purchase agreement and ownership purchase agreement with Badger Wind, LLC for 150 MW of output capacity from the 250 MW Badger Wind Project which will reduce the Company's capacity and energy purchase requirements as identified in the 2024 IRP. Montana-Dakota will continue to monitor the progress of these changes, including the impacts associated with the implementation of MISO's direct loss of load accreditation in 2028, and assess the potential impacts they may have on its stakeholders, business processes, results of operations, cash flows and disclosures.
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

Index
In late summer and fall of 2023, electric fuel and purchased power prices increased across Montana-Dakota's integrated system. This was caused by transmission congestion in northwest North Dakota due to delays in additional SPP transmission line build-out, as well as additional load growth in the Bakken region. Electric fuel and purchased power prices remained elevated through January 2024. Montana-Dakota and MISO each filed a complaint with FERC against SPP related to this issue, which were denied in September 2024. In October 2024, Montana-Dakota and MISO filed with FERC for rehearing on FERC's decision to deny these complaints. Both rehearing requests were denied by operation of law in November 2024. FERC ultimately reaffirmed their prior position and denied the Montana-Dakota and MISO rehearing requests through commission action in March 2025. In January 2025, Montana-Dakota and MISO each filed a petition for review of the FERC decision with the United States Court of Appeals for the Eighth Circuit. To assist in the recovery of the higher electric fuel and purchased power costs, Montana-Dakota filed waiver requests with the NDPSC and SDPUC, which were approved deferring the increased costs to the annual fuel clause adjustment. In Montana, the waiver request is filed monthly and was unopposed by the MTPSC. Effective April 1, 2024, as approved by the NDPSC, Montana-Dakota started recovery in North Dakota of these increased costs over a period of two years rather than one year, which will lessen the impact to customers and allow more time for Montana-Dakota's FERC complaint to mature and have greater certainty of the outcome. In South Dakota and Montana, Montana-Dakota started recovery of these costs over a one-year period effective July 1, 2024. In December 2024, Montana-Dakota filed a request with the NDPSC for authorization to defer external legal expenses related to this congestion litigation and record those deferred expenses into a regulatory asset.
The Company continues to proactively monitor and work with its manufacturers to reduce the effects of increased pricing and lead times on delivery of certain raw materials and equipment used in electric generation, transmission and distribution system and natural gas pipeline projects. Long lead times are attributable to increased demand for steel products from pipeline companies as they continue pipeline system safety and integrity replacement projects driven by PHMSA regulations, as well as delays in the manufacturing and shipping of electrical equipment and increased demand for electrical equipment due to regulatory activity and grid expansion. The Company has been able to minimize the effects by working closely with suppliers or obtaining additional suppliers, as well as modifying project plans to accommodate extended lead times and increased costs. The Company expects these delays and inflationary pressures to continue. The Company also continues to monitor the impact tariffs will have on its costs. Tariff increases on raw materials could negatively affect the Company's construction projects and maintenance work. For additional discussion regarding risks and uncertainties, see Part II, Item 1A. Risk Factors in this quarterly report and Part I, Item 1A. Risk Factors in the 2024 Annual Report.
The ability to grow through acquisitions is subject to significant competition and acquisition premiums. In addition, the ability of the segments to grow their service territory and customer base is affected by regulatory constraints, the economic environment of the markets served, population changes and competition from other energy providers and fuel. The construction of new electric generating facilities, transmission lines and other service facilities is subject to increasing costs and lead times, extensive permitting procedures, and federal and state legislative and regulatory initiatives, which may necessitate increases in electric energy prices. As the industry continues to expand the use of renewable energy sources, the need for additional transmission infrastructure is growing. As part of MISO's long range transmission plan, in August 2022, the Company announced its intent to develop, construct and co-own JETx with Otter Tail Power Company in central North Dakota. On October 6, 2023, the FERC issued an order approving the Company's request for CWIP Incentive Rate and Abandoned Plant Incentive treatment on this project. Montana-Dakota and Otter Tail Power Company received approval of a Certificate of Public Convenience and Necessity from the NDPSC on November 20, 2024 on this project.
Earnings overview - The following information summarizes the performance of the electric segment.

	Three Months Ended
	March 31,
	2025	2024	Variance
	(In millions)
Operating revenues	$112.4	$107.7	4.4%
Operating expenses:
Electric fuel and purchased power	43.7	39.7	10.1%
Operation and maintenance	28.6	23.5	21.7%
Depreciation and amortization	17.2	16.6	3.6%
Taxes, other than income	4.8	5.1	(5.9)%
Total operating expenses	94.3	84.9	11.1%
Operating income	18.1	22.8	(20.6)%
Other income	1.0	2.0	(50.0)%
Interest expense	7.9	7.5	5.3%
Income before income taxes	11.2	17.3	(35.3)%
Income tax benefit	(3.8)	(.6)	533.3%
Net income	$15.0	$17.9	(16.2)%

Index

Operating statistics	Three Months Ended
	March 31,
	2025	2024
Revenues (millions)
Retail sales:
Residential	$38.2	$38.4
Commercial	45.2	40.2
Industrial	8.8	11.1
Other	1.7	1.9
	93.9	91.6
Other	18.5	16.1
	$112.4	$107.7
Volumes (million kWh)
Retail sales:
Residential	370.7	337.1
Commercial	723.9	486.5
Industrial	116.7	140.5
Other	20.2	20.1
	1,231.5	984.2
Average cost of electric fuel and purchased power per kWh	$.027	$.031
Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024 Electric earnings decreased $2.9 million as a result of:
•Revenue increased $4.7 million.
◦Largely due to:
▪Higher fuel and purchased power costs of $4.0 million recovered in customer rates and offset in expense, as described below.
▪Higher retail sales volumes of $1.8 million, driven primarily by higher residential volumes, largely due to colder weather than last year, and higher commercial volumes from the data center as further discussed in the Outlook section.
◦Partially offset by lower renewable tracker revenues associated with higher production tax credits offset in income tax benefit, as described below.
•Electric fuel and purchased power increased $4.0 million, largely the result of higher retail sales volumes, partially offset by lower commodity prices.
•Operation and maintenance increased $5.1 million.
◦Largely the result of:
▪Higher contract services related to electric generation station outage-related costs of $1.3 million.
▪Increased software and insurance expenses.
▪Higher payroll-related costs of $1.0 million.
•Depreciation and amortization increased $600,000, largely due to increased property, plant, and equipment balances as a result of transmission projects placed in service to improve reliability and update aging infrastructure.
•Taxes, other than income decreased $300,000, largely as a result of lower property tax and lower payroll tax.
•Other income decreased $1.0 million, primarily resulting from lower returns on the Company's nonqualified benefit plan investments of $900,000.
•Interest expense increased $400,000, largely the result of lower AFUDC.
•Income tax benefit increased $3.2 million, largely due to higher production tax credits of $2.0 million driven by higher wind production, and lower income before income taxes.

Index
Earnings overview - The following information summarizes the performance of the natural gas distribution segment.

	Three Months Ended
	March 31,
	2025	2024	Variance
	(In millions)
Operating revenues	$539.3	$459.5	17.4%
Operating expenses:
Purchased natural gas sold	350.5	288.8	21.4%
Operation and maintenance	63.6	59.3	7.3%
Depreciation and amortization	26.1	25.5	2.4%
Taxes, other than income	30.6	27.6	10.9%
Total operating expenses	470.8	401.2	17.3%
Operating income	68.5	58.3	17.5%
Other income	3.3	8.2	(59.8)%
Interest expense	14.8	15.7	(5.7)%
Income before income taxes	57.0	50.8	12.2%
Income tax expense	12.3	10.7	15.0%
Net income	$44.7	$40.1	11.5%

Operating statistics	Three Months Ended
	March 31,
	2025	2024
Revenues (millions)
Retail sales:
Residential	$291.6	$263.9
Commercial	189.6	162.1
Industrial	15.7	14.6
	496.9	440.6
Transportation and other	42.4	18.9
	$539.3	$459.5
Volumes (MMdk)
Retail sales:
Residential	31.8	30.0
Commercial	21.9	19.9
Industrial	1.7	1.8
	55.4	51.7
Transportation sales:
Commercial	.8	.7
Industrial	48.4	56.2
	49.2	56.9
Total throughput	104.6	108.6
Average cost of natural gas per dk	$6.33	$5.59
Heating degree days (% colder (warmer) than prior year)[1]
Idaho	5.5%	(14.7)%
Minnesota	16.1%	(19.9)%
Montana	8.3%	(7.0)%
North Dakota[2]	12.3%	(16.0)%
Oregon[2]	2.2%	(10.5)%
South Dakota[2]	10.6%	(11.4)%
Washington[2]	2.8%	(3.4)%
Wyoming	10.0%	(14.0)%
[1]Heating Degree days are a measure of the daily temperature demand for energy heating. [2]Weather normalization or decoupling mechanisms are in place that minimize the weather impact.

Index
Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024 Natural gas distribution earnings increased $4.6 million as a result of:
•Revenue increased $79.8 million.
◦Largely due to:
▪Higher purchased natural gas sold of $61.7 million, including net environmental compliance costs, as described below.
▪Rate relief of $6.8 million in Washington, Montana and South Dakota.
▪Higher revenue-based taxes recovered in rates of $3.7 million offset in expense, as described below.
▪Higher retail sales volumes of $3.3 million, which includes higher volumes to commercial and residential customer classes, largely due to colder weather, offset in part by weather normalization and decoupling mechanisms in certain jurisdictions.
▪Higher conservation revenues of $1.7 million that were offset in expense, as described below.
▪Higher transportation revenues of $900,000.
•Purchased natural gas sold increased $61.7 million, largely due to net environmental compliance costs of $37.4 million, higher volumes of natural gas purchased of $20.8 million and higher commodity costs of $3.5 million.
•Operation and maintenance increased $4.3 million.
◦Due in large part to:
▪Higher conservation related costs which are recovered in rates, as discussed above.
▪Higher costs associated with MAOP projects.
▪Higher payroll-related costs of $400,000.
•Depreciation and amortization increased $600,000, of which $1.6 million resulted from increased property, plant, and equipment balances related to growth and replacement projects placed in service, partially offset by lower regulatory amortizations and lower depreciation rates implemented from rates cases in North Dakota, Montana and South Dakota of $400,000.
•Taxes, other than income increased $3.0 million, primarily from higher revenue-based taxes, as described above.
•Other income decreased $4.9 million.
◦Primarily due to:
▪The absence of $2.2 million of interest income associated with prior year renewable natural gas projects.
▪Lower interest on regulatory deferral balances.
▪Lower returns of $1.3 million on the Company's nonqualified benefit plans.
•Interest expense decreased $900,000, primarily from lower long-term interest expense, largely due to lower long-term debt balances.
•Income tax expense increased $1.6 million, primarily the result of higher income before income taxes.
Outlook In 2024, the utility business experienced rate base growth of 6.8 percent and expects these segments will grow rate base by approximately 7 percent to 8 percent annually over the next five years on a compound basis. Operations are spread across eight states where the Company expects customer growth to be higher than the national average. In 2024, these segments experienced retail customer growth of approximately 1.4 percent and the Company expects customer growth to continue to average 1 percent to 2 percent per year. This customer growth, along with system upgrades and replacements needed to supply safe and reliable service, will require investments in new and replacement electric and natural gas systems.
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

Index
Existing and proposed emissions reduction plans from the EPA could require the owners of Coyote Station to incur significant new costs. The EPA's GHG and mercury emissions standards finalized in May 2024 would require additional pollution controls to operate beyond 2031 and 2027, respectively, with a potential extension to add pollution controls that may be granted. If the owners decide to incur such costs, the costs could, dependent on determination by state regulatory commissions on approval to recover such costs from customers, negatively impact the Company's results of operations, financial position and cash flows. In December 2024, the EPA issued a final decision on the NDDEQ's Regional Haze state implementation plan, maintaining the proposed disapproval of the state's conclusion that no additional controls are warranted during this implementation period. The EPA did not issue a federal implementation plan in place of the state plan and would have two years from state plan disapproval to either propose a federal plan or approve a new state plan. Coyote Station co-owners filed a petition for review with the Eighth Circuit Court of Appeals in January 2025, challenging EPA's NDDEQ state plan disapproval, and filed a petition for reconsideration with the EPA in February 2025. In March 2025, the EPA announced the agency is restructuring the regulations for implementing the Regional Haze Program. In March 2025, the Eight Circuit Court of Appeals granted a request by the EPA to hold the petition of review proceeding in abeyance for a period of 120 days so that the EPA could review the previous administration's findings and actions. The Company is one of four owners of Coyote Station and cannot make a unilateral decision on the plant's future; therefore, the Company could be negatively impacted by decisions of the other owners. The joint owners continue to collaborate in analyzing data and weighing decisions that impact the plant and its employees as well as each company's customers and communities served.
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
In March 2023, the Company began to provide power for Applied Digital's data center near Ellendale, North Dakota. At full capacity, the data center requires 180 MW of electricity, which is the equivalent of about 28 percent of the Company's generation portfolio. Applied Digital's load is purchased from the MISO market and does not impact other customers' power supply. An electric service agreement to serve an additional 350 MW data center load with Applied Digital in the Company's service territory was approved by the NDPSC. A portion of the additional data center load is expected to be online in 2025.
On August 5, 2024, the Company filed a request with the SDPUC seeking approval on an electric service agreement to provide up to 50 MW of electricity to a data center near Leola, South Dakota. Construction of the data center and approval of the electric service agreement is pending development of new local siting requirements for data center loads by McPherson County in South Dakota, which is expected mid-2025.
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
•In May 2024, the EPA published four final rules, three of which will impose stricter standards on GHG emissions from existing coal-fired and new natural gas-fired generation units, require a further reduction of mercury emissions from coal-fired generation units, and impose additional regulations around the storage and management of coal ash. In March 2025, the EPA announced reconsideration of the Electric Generation and Greenhouse Gas Rule, Mercury and Air Toxics Standards Rule, and Effluent Limitations Guidelines Rule.
The Electric Generation and Greenhouse Gas Rule establishes GHG emissions standards for new natural gas-fired electric generating units and existing coal units. It is anticipated this rule could affect Montana-Dakota's jointly owned coal-fired units. The joint owners continue to evaluate compliance options. This rule is currently being challenged before the DC Circuit Court. Montana-Dakota is participating in this challenge. Though the case has been fully briefed and oral argument has taken place, the EPA has requested the court hold the case in abeyance in order to allow new leadership to review the underlying rule, which was granted by the court in February 2025.

Index
The Mercury and Air Toxics Standards Rule tightens mercury emissions and non-mercury metals emissions standards for coal-fired generation facilities. The stricter mercury emissions limit for lignite-fired units will require Coyote Station to increase existing emission controls. In addition, Big Stone Station and Coyote Station must install particulate matter continuous emissions monitoring systems to monitor compliance with the revised non-mercury metals emission standard. In March 2025, the Coyote Station and Big Stone Station co-owners submitted requests to the EPA for a two-year Presidential exemption from compliance. In April 2025, a Presidential executive order was released granting certain facilities a two-year compliance extension, including Coyote Station and Big Stone Station. Compliance with the revised emission standards and monitoring requirements must now be demonstrated by July 8, 2029. This rule is likewise being challenged in the DC Circuit Court.
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
•In Oregon, the Climate Protection Program Rule was approved in December 2021, which required natural gas companies to significantly reduce GHG emissions from customer use of natural gas starting in 2022. This rule was ultimately invalidated due to a procedural issue by the Oregon Court of Appeals, with final judgment issued in February 28, 2024.
In July 2024, the ODEQ released the proposed new Climate Protection Program Rule, which was adopted by the Oregon Environmental Quality Commission in November 2024. Like the prior rule, natural gas companies are required to significantly reduce GHG emissions 50 percent below the baseline by 2035 and 90 percent below the baseline by 2050. Each year, ODEQ will distribute compliance instruments to the Company at no cost and will decline annually in step with the reduction from baseline. The first compliance period is three years, from 2025 to 2027, with compliance demonstrations required by December 9 of the year following the end of a compliance period. Compliance periods are two years in length thereafter. The Company intends to meet its obligations through surrendering no cost emissions allowances and will fill remaining compliance obligations by investing in additional customer conservation and energy efficiency programs, purchasing community climate investment credits, and low carbon fuel projects such as RNG and purchasing associated environmental attributes. Cascade is evaluating customer bill impacts from the new rule.
Cascade began incurring expenses in 2022 to comply with the prior Climate Protection Program Rule. The OPUC has authorized Cascade, through a deferred accounting order, to collect $4.2 million in actual 2022 and 2023 costs related to the prior Climate Protection Program Rule. The average residential customer will experience a monthly bill increase of $1.75 or 2.4 percent. Cascade also expects the compliance costs for the new Climate Protection Program Rule to be recovered through customer rates. In August 2024, the Company filed a request for reauthorization of the use of deferred accounting for costs related to the decarbonization programs in Oregon. Due to the timing of regulatory recovery, future compliance obligation purchases could impact the Company's operating cash flow.
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
The Company expects compliance costs for these regulations will be recovered through customer rates. It is projected customer bills could increase substantially as a result of the legislation. The WUTC has approved Cascade’s request for a deferred accounting order, which allowed Cascade to collect $20.6 million in compliance costs within a ten month recovery period from June 1, 2024 through March 31, 2025. Due to the timing of regulatory recovery, the purchase of allowances could impact the Company's operating cash flow.
•The Washington SBCC in November and December 2023, adopted residential and commercial building code amendments that will significantly limit the use of natural gas for space and water heating in new and retrofitted commercial and multifamily buildings and proposed the review of similar restrictions in the future for residential buildings. These amendments came after previous, similar state building code amendments were stayed by the SBCC after legal challenge by Cascade, along with two other local natural gas distribution companies in Washington and a coalition of homeowners, builders, and suppliers. Cascade did not believe such revisions addressed the issues which existed in the initial amendments. In May 2024, the Company filed a joint complaint seeking declaratory and injunctive relief under federal law against the Washington SBCC's adoption of the Washington State Energy Code.

Index
Initiative Measure No. 2066, which was approved by voters, prohibits the Washington State Energy Code from "in any way prohibit, penalize, or discourage the use of gas for any form of heating, or for uses related to any appliance or equipment, in any building." In an oral decision issued in March 2025, the King County Superior Court ruled Initiative Measure No. 2066 unconstitutional. The Building Industry Association of Washington plans to appeal the King County Superior Court decision.
•In March 2024, the SEC issued Final Rule 33-11275 - The Enhancement and Standardization of Climate-Related Disclosures for Investors. In April 2024, the SEC announced that it would voluntarily stay its final climate disclosure rules pending judicial review. In March 2025, the SEC withdrew its defense of the rules.
Pipeline
Strategy and challenges The pipeline segment provides natural gas transportation, underground storage and energy-related services, including cathodic protection, as discussed in Note 14. The segment focuses on utilizing its extensive expertise in the design, construction and operation of energy infrastructure and related services to increase market share and profitability through optimization of existing operations, organic growth and investments in energy-related assets within or in close proximity to its current operating areas. The segment focuses on the continual safety and reliability of its systems, which entails building, operating and maintaining safe natural gas pipelines and facilities. The segment continues to evaluate growth opportunities including the expansion of natural gas facilities; incremental pipeline projects; and expansion of energy-related services leveraging on its core competencies. In support of this strategy, the Company completed the following growth projects in 2024:
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
Tariff increases on raw materials could negatively affect the Company's construction projects and maintenance work. The Company continues to monitor the impact tariffs will have on its costs. The Company continues to actively manage the national supply chain challenges by working with its manufacturers and suppliers to help mitigate some of these risks on its business. The segment regularly experiences extended lead times on raw materials that are critical to the segment's construction and maintenance work which could delay maintenance work and construction projects potentially causing lost revenues and/or increased costs. The Company is partially mitigating these challenges by planning for extended lead times further in advance. The segment is currently experiencing inflationary pressures with increased raw material and contract services costs. The Company expects supply chain challenges and inflationary pressures to continue. For additional discussion regarding risks and uncertainties, see Part II, Item 1A. Risk Factors in this quarterly report and Part I, Item 1A. Risk Factors in the 2024 Annual Report.
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

Index
Earnings overview - The following information summarizes the performance of the pipeline segment.

	Three Months Ended
	March 31,
	2025	2024	Variance
	(In millions)
Operating revenues	$56.7	$51.3	10.5%
Operating expenses:
Operation and maintenance	19.3	18.5	4.3%
Depreciation and amortization	8.0	7.1	12.7%
Taxes, other than income	3.3	3.1	6.5%
Total operating expenses	30.6	28.7	6.6%
Operating income	26.1	22.6	15.5%
Other income	.4	.9	(55.6)%
Interest expense	4.2	3.9	7.7%
Income before income taxes	22.3	19.6	13.8%
Income tax expense	5.1	4.5	13.3%
Net income	$17.2	$15.1	13.9%

Operating statistics	Three Months Ended
	March 31,
	2025	2024
Transportation volumes (MMdk)	143.5	147.6
Customer natural gas storage balance (MMdk):
Beginning of period	44.1	37.7
Net withdrawal	(22.0)	(14.3)
End of period	22.1	23.4
Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024 Pipeline earnings increased $2.1 million as a result of:
•Revenues increased $5.4 million as a result of:
◦Increased demand revenue, largely due to:
▪Growth projects placed in service throughout 2024 of $3.8 million.
▪Increased usage of short-term natural gas transportation contracts of $1.8 million.
▪Partially offset by the expiration of certain contracts.
◦Higher storage-related revenues of $1.3 million.
◦Partially offset by lower non-regulated project revenue of $900,000.
◦Operation and maintenance increased $800,000.
◦Primarily from:
▪Higher payroll-related costs of $1.5 million.
▪Higher other costs including insurance and materials.
▪Partially offset by lower non-regulated project costs of $600,000.
•Depreciation and amortization increased $900,000 driven largely by higher property, plant and equipment balances related to growth projects placed in service as previously discussed.
•Taxes, other than income were comparable to the same period in the prior year.
•Other income decreased $500,000, primarily due to lower investment returns on the Company's non-qualified benefit plans.
•Interest expense increased $300,000, primarily from higher debt balances to fund capital expenditures.
•Income tax expense increased $600,000, largely due to higher income before taxes, partially offset by a decrease in the state effective tax rate largely due to growth in North Dakota.
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

Index
Increases in national and global natural gas supply have moderated pressure on natural gas prices and price volatility. While the Company believes there will continue to be varying pressures on natural gas production levels and prices, the long-term outlook for natural gas prices continues to provide growth opportunities for supply and demand related projects and seasonal pricing differentials provide opportunities for natural gas storage services.
The Company continues to monitor, evaluate and implement additional GHG emissions reduction strategies, including increased monitoring frequency and emission source control technologies to minimize potential risk.
In 2024, the EPA published several final rules related to GHG emissions from the oil and natural gas industry. These rules update, strengthen and expand standards to reduce GHG emissions and other air pollutants from new and existing oil and gas facilities, revise the GHG reporting rules and incorporate the Waste Emissions Charge provisions from the IRA. In first quarter 2025, Congress passed a resolution of disapproval overturning the Waste Emissions Charge regulations and President Trump signed the resolution, eliminating the rule. Also, the EPA Administrator announced "31 Historic Actions to Power the Great American Comeback" which includes plans for reconsideration of several EPA rules related to GHG emissions from the oil and natural gas industry. The Company continues to comply with rules as they remain effective, and to monitor and assess these rulemakings and the potential impacts they may have on its business processes, current and future projects, results of operations and disclosures.
The Company continues to focus on improving existing operations and on growth opportunities through organic expansion projects in all areas in which it operates, which includes additional projects with local distribution companies, Bakken area producers, electric generation customers and industrial customers in various stages of development, including:

•Expecting to begin construction in the second quarter of 2025 on the Minot Expansion Project, to meet the needs of a local distribution company in north central North Dakota. The project will add approximately 7 MMcf of natural gas transportation capacity per day. The project is supported by a long-term customer agreement and is expected to be in service in the fourth quarter of 2025.
•Line Section 32 Expansion project which will serve a new electric generation facility in northwest North Dakota. The project consists of approximately 20 miles of pipe and ancillary facilities and is designed to increase natural gas transportation capacity by 190 MMcf per day, which is supported by a long-term customer agreement. The project is dependent on regulatory approvals and targeted to be in service in late 2028.
•Potential Bakken East Pipeline project, which could consist of 375 miles of pipeline construction from western North Dakota to the eastern part of the state. A non-binding open season for the project concluded on January 31, 2025. The Company is actively working with interested parties to determine the feasibility of the project.
•Potential Baker Storage Field Enhancement and associated transportation expansion project, which will increase the firm storage deliverability and transportation from the Company's Baker Storage Field in southeastern Montana. The storage enhancement project includes the purchase of additional cushion gas, construction of new storage wells and well lines and a new compressor station. The transportation expansion project includes the construction of new pipeline and compression. A binding open season for this capacity began in April 2025 and concludes in May 2025.
See Capital Expenditures within this section for information on the expenditures related to these growth projects.

Index
Other

	Three Months Ended
	March 31,
	2025	2024	Variance
	(In millions)
Operating revenues	$.2	$—	100.0%
Operating expenses:
Operation and maintenance	.1	6.4	(98.4)%
Depreciation and amortization	—	.6	(100.0)%
Taxes, other than income	—	.1	(100.0)%
Total operating expenses	.1	7.1	(98.6)%
Operating income (loss)	.1	(7.1)	101.4%
Other income	1.4	5.3	(73.6)%
Interest expense	1.0	3.9	(74.4)%
Income (loss) before income taxes	.5	(5.7)	(108.8)%
Income tax benefit	(5.1)	(7.3)	(30.1)%
Income from continuing operations	5.6	1.6	250.0%
Discontinued operations, net of tax	(.5)	26.2	(101.9)%
Net income	$5.1	$27.8	(81.7)%
On October 31, 2024, the company completed the separation of Everus, its former construction services business, into a new independent publicly-traded company. As a result of the separation, the historical results of operations for Everus are shown in discontinued operation, net of tax, except for allocated general corporate overhead costs of the Company which did not meet the criteria for discontinued operations. Also included in discontinued operations are strategic initiative costs associated with the separation of Everus.
Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024.
Other reported decreased net income of $22.7 million compared to the same period in 2024. The decrease was primarily due to the absence of income from discontinued operations in 2025. Partially offsetting the decrease in net income was lower operation and maintenance expense, primarily a result of corporate overhead costs classified as continuing operations allocated to Everus in 2024, which are not included in Other in 2025.
Also included in Other is insurance activity at the company's captive insurer, annualized income tax adjustments of the holding company, and general and administrative costs and interest expense previously allocated to the exploration and production and refining business that did not meet the criteria for discontinued operations.

Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts related to these items were as follows:

	Three Months Ended
	March 31,
	2025	2024
	(In millions)
Intersegment transactions:
Operating revenues	$33.8	$30.3
Operation and maintenance	$.5	$.1
Purchased natural gas sold	$33.3	$30.2
Other income	$1.1	$4.5
Interest expense	$1.1	$4.5
For more information on intersegment eliminations, see Note 14.
Liquidity and Capital Commitments
At March 31, 2025, the Company had cash, cash equivalents and restricted cash of $59.5 million and available borrowing capacity of $580.0 million under the outstanding credit facilities of the Company and its subsidiaries. The Company expects to meet its obligations for debt maturing within one year and its other operating and capital requirements from various sources, including internally generated funds; credit facilities and commercial paper of the Company and its subsidiaries, as described in Capital resources; and issuance of debt and equity securities if necessary.

Index
Cash flows

	Three Months Ended
	March 31,
	2025	2024
	(In millions)
Net cash provided by (used in):
Operating activities	$217.5	$165.1
Investing activities	(94.8)	(117.3)
Financing activities	(130.1)	(35.5)
(Decrease) increase in cash, cash equivalents and restricted cash	(7.4)	12.3
Cash, cash equivalents and restricted cash -- beginning of year	66.9	77.0
Cash, cash equivalents and restricted cash -- end of period	$59.5	$89.3
Operating activities

	Three Months Ended
	March 31,
	2025	2024	Variance
	(In millions)
Components of net cash provided by operating activities:
Net income	$82.0	$100.9	$(18.9)
(Loss) income from discontinued operations, net of tax	(.5)	26.2	(26.7)
Income from continuing operations	82.5	74.7	7.8
Adjustments to reconcile net income to net cash provided by operating activities	43.0	52.8	(9.8)
Changes in current assets and liabilities, net of acquisitions:
Receivables	15.1	12.1	3.0
Inventories	26.6	29.1	(2.5)
Other current assets	92.7	36.3	56.4
Accounts payable	(28.0)	(32.6)	4.6
Other current liabilities	(11.3)	(3.6)	(7.7)
Pension & postretirement benefit plan contributions	(.4)	—	(.4)
Other noncurrent changes	(2.2)	(24.8)	22.6
Net cash provided by continuing operations	218.0	144.0	74.0
Net cash (used in) provided by discontinued operations	(.5)	21.1	(21.6)
Net cash provided by operating activities	$217.5	$165.1	$52.4
The changes in cash flows from operating activities generally follow the results of operations, as discussed in Business Segment Financial and Operating Data, and are affected by changes in working capital.
The increase in cash flows provided by operating activities in 2025 from 2024 was largely driven by the collection of purchased gas cost balances, including net environmental compliance costs, at the natural gas distribution business. Partially offsetting these items was lower cash provided by discontinued operations due to separation of Everus in October 2024.
Investing activities

	Three Months Ended
	March 31,
	2025	2024	Variance
	(In millions)
Components of net cash used in investing activities:
Capital expenditures	$(93.0)	$(117.0)	$24.0
Salvage value, net of cost of removal	.8	—	.8
Investments	(2.6)	(2.5)	(.1)
Proceeds from investment cost basis withdrawal	—	9.0	(9.0)
Net cash used in continuing operations	(94.8)	(110.5)	15.7
Net cash used in discontinued operations	—	(6.8)	6.8
Net cash used in investing activities	$(94.8)	$(117.3)	$22.5
The cash used in investing activities decreased as compared to 2024, primarily due to lower capital expenditures at the natural gas distribution and electric businesses and the absence of cash used in discontinued operations in 2024. This was partially offset by the absence of the receipt of proceeds from the withdrawal of cost basis from insurance policies in 2024.

Index
Financing activities

	Three Months Ended
	March 31,
	2025	2024	Variance
	(In millions)
Components of net cash used in financing activities:
Repayment of short-term borrowings	$—	$(95.0)	$95.0
Issuance of long-term debt	—	89.2	(89.2)
Repayment of long-term debt	(99.1)	(.6)	(98.5)
Debt issuance costs	—	(.5)	.5
Dividends paid	(26.5)	(25.9)	(.6)
Tax withholding on stock-based compensation	(4.5)	(2.7)	(1.8)
Net cash used in continuing operations	(130.1)	(35.5)	(94.6)
Net cash used in discontinued operations	—	—	—
Net cash used in financing activities	$(130.1)	$(35.5)	$(94.6)
The increase in cash used in financing activities in 2025 from 2024 was largely due to higher repayment and lower issuance of long-term debt, primarily related to the revolving credit agreements at the natural gas distribution business. Partially offsetting these items was the absence of the 2024 repayment of short-term borrowings at the natural gas distribution business.
Capital expenditures
Capital expenditures for the first three months of 2025 and 2024 were $79.8 million and $103.6 million, respectively. Capital expenditures allocated to the Company's business segments are estimated to be approximately $536.3 million for 2025, a slight increase from what was previously reported in the 2024 Annual Report. Capital expenditure estimates have been updated to accommodate project timeline and scope changes made thus far in 2025.
Planned utility investments in the Company's estimated capital expenditures for 2025 include construction of electric transmission lines and substations, as well as natural gas delivery infrastructure, to serve a customer base that is expected to continue growing at 1 percent to 2 percent annually over the next five years, construction of JETx, power generation projects, and replacement and modernization of existing electric and natural gas utility infrastructure to ensure continued safe and reliable service to customers. At the pipeline business, the Company will focus on system growth to expand natural gas transmission capacity. For more information on the Company's growth projects, see Business Segment Financial and Operating Data. Other estimated capital expenditures include those for system upgrades, routine replacements, service extensions, RNG infrastructure projects, routine equipment maintenance and replacements, land and building improvements, pipeline and natural gas storage projects, transmission opportunities, environmental upgrades, and other growth opportunities.
The Company continues to evaluate potential future acquisitions and other growth opportunities that would be incremental to the outlined capital program; however, they are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimate previously discussed. The Company continuously monitors its capital expenditures for project delays and changes in economic viability and adjusts as necessary. It is anticipated that all of the funds required for capital expenditures for 2025 will be funded by various sources, including internally generated funds; credit facilities and commercial paper of the Company and its subsidiaries, as described later; and issuance of debt and equity securities if necessary.

Index
Capital resources
The Company requires significant cash to support and grow its businesses. The primary sources of cash other than cash generated from operating activities are cash from revolving credit facilities, the issuance of long-term debt and the sale of equity securities.
Debt resources
Certain debt instruments of the Company and its subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt instruments, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at March 31, 2025. In the event the Company and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. As of March 31, 2025, the Company had investment grade credit ratings at all entities issuing debt. For more information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 6 in this document and Part II, Item 8 in the 2024 Annual Report.
The following table summarizes the outstanding revolving credit facilities of the Company and its subsidiaries at March 31, 2025:

Company	Facility		Facility Limit		Amount Outstanding	Letters of Credit		Expiration Date
			(In millions)
Montana-Dakota Utilities Co.	Commercial paper/Revolving credit agreement	(a)	$200.0		$51.1	$—		10/18/28
Cascade Natural Gas Corporation	Revolving credit agreement		$175.0	(b)	$21.4	$2.2	(c)	6/20/29
Intermountain Gas Company	Revolving credit agreement		$175.0	(b)	$83.5	$—		6/20/29
MDU Resources Group, Inc.	Revolving credit agreement		$200.0	(d)	$—	$11.8	(c)	5/31/28

(a)The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Montana-Dakota on stated conditions, up to a maximum of $250.0 million). At March 31, 2025, there were no amounts outstanding under the revolving credit agreement.
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
Total equity as a percent of total capitalization was 56 percent at both March 31, 2025 and 2024 and 54 percent at December 31, 2024. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including debt in discontinued operations, short-term borrowings and long-term debt due within 12 months, plus total equity. Management believes this ratio is an indicator of how the Company is financing its operations, as well as its financial strength.
Material cash requirements
There were no material changes in the Company's remaining contractual obligations related to estimated interest payments, asset retirement obligations and uncertain tax positions for 2025 from those reported in the 2024 Annual Report except for decreases in purchase commitments due to an anticipated decrease in electric supply contracts at the Company's electric segment. For more information on the Company's contractual obligations on long-term debt and operating leases, see Part II, Item 7 in the 2024 Annual Report. For more information on the Company's purchase commitments, see Note 17.

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

There were no material changes to the Company's noncontributory qualified defined benefit pension plans from those reported in the 2024 Annual Report. For more information, see Note 15 and Part II, Item 7 in the 2024 Annual Report.
New Accounting Standards
For information regarding new accounting standards, see Note 2, which is incorporated by reference.
Critical Accounting Estimates
The Company's critical accounting estimates include impairment testing of goodwill; regulatory assets expected to be recovered in rates charged to customers; actuarially determined benefit costs; and tax provisions. There were no material changes in the Company's critical accounting estimates from those reported in the 2024 Annual Report. For more information on critical accounting estimates, see Part II, Item 7 in the 2024 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the Company's market risks from those reported in the 2024 Annual Report.
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
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
Part II -- Other Information
Item 1. Legal Proceedings
There were no material changes to the Company's legal proceedings in Part 1, Item 3 - Legal Proceedings in the 2024 Annual Report.
Item 1A. Risk Factors
Please refer to the Company's risk factors that are disclosed in Part I, Item 1A. Risk Factors in the 2024 Annual Report that could be materially harmful to the Company's business, prospects, financial condition or financial results if they occur. At March 31, 2025, there were no material changes to the Company's risk factors provided in Part I, Item 1A. Risk Factors in the 2024 Annual Report other than as set forth below.
Tariffs and changes in trade policy could negatively impact the Company's operations.
The United States government has recently implemented changes to trade policy and introduced tariffs on a range of products from certain countries, in addition to applying baseline tariffs on imports from most countries. These actions have created uncertainty in global markets and have increased and may continue to increase the cost of raw materials, commodities, supplies and equipment purchased by the Company. Additionally, the tariff and trade policy changes could cause supply chain disruptions and delays in sourcing materials and equipment which could delay large capital projects and negatively impact the Company’s financial condition and results of operations. If the Company's regulators do not determine the increased costs are prudent, or otherwise disallow certain costs, it could affect the Company’s ability to recover the cost increases through rates or on a timely basis which could adversely affect the Company's financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information with respect to the Company's purchase of equity securities:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2025	—	$—	—	—
February 1 through February 28, 2025	265,964	$16.83	—	—
March 1 through March 31, 2025	—	$—	—	—
Total	265,964	$16.83	—	—

(1) Represents shares of common stock withheld by the Company to pay taxes in connection with the vesting of shares granted pursuant to the Long-Term Performance-Based Incentive Plan.
(2) Not applicable. The Company does not currently have in place any publicly announced plans or programs to repurchase equity securities.

Item 5. Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
See the index to exhibits immediately preceding the signature page to this report.

Index

Exhibits Index
Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number

*10(a)	Badger Wind Purchase and Sale Agreement between Badger Wind, LLC, and Montana-Dakota Utilities Co., dated February 13, 2025.		8-K		10.1	2/14/25	1-03480
31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
**32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished as a supplement to the SEC upon request.

**Furnished Herewith

Index
Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU RESOURCES GROUP, INC.

DATE:	May 8, 2025	BY:	/s/ Jason L. Vollmer
Jason L. Vollmer
Chief Financial Officer

		BY:	/s/ Stephanie A. Sievert
Stephanie A. Sievert
Chief Accounting and Regulatory Affairs Officer