Form 10-Q
period 2025-06-30
MDU RESOURCES GROUP INC
filed 2025-08-07
CIK 67716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2025: 204,331,170 shares.

Index
Definitions
The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2024 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2024
AFUDC	Allowance for funds used during construction
Applied Digital	Applied Digital Corporation
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Cascade	Cascade Natural Gas Corporation, an indirect wholly-owned subsidiary of MDU Energy Capital
Centennial	CEHI, LLC, a direct wholly-owned subsidiary of the Company, formerly known as Centennial Energy Holdings, Inc., prior to the separation of Knife River from the Company. References to Centennial's historical business and operations refer to the business and operations of Centennial Energy Holdings, Inc.
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly-owned subsidiary of Centennial
CODM	Chief Operating Decision Maker
Company	MDU Resources Group, Inc.
COVID-19	Coronavirus disease 2019
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
CWIP	Construction work in progress, costs associated with the construction of new utility facilities recorded on the balance sheet until these facilities are placed in service
dk	Decatherm
Eighth Circuit	United States Court of Appeals for the Eighth Circuit
EPA	United States Environmental Protection Agency
Everus	Everus Construction Group, Inc., a wholly-owned subsidiary of the Company prior to the separation from the Company, that was established in conjunction with the proposed separation of Everus Construction
Everus Construction	Everus Construction, Inc., a direct wholly-owned subsidiary of Centennial prior to the separation from the Company, formerly known as MDU Construction Services Group, Inc. prior to March 12, 2024
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, an indirect wholly-owned subsidiary of Centennial (previously referred to as the Company's exploration and production segment)
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Holding Company Reorganization	The internal holding company reorganization completed on January 1, 2019, pursuant to the agreement and plan of merger, dated as of December 31, 2018, by and among Montana-Dakota, the Company and MDUR Newco Sub, which resulted in the Company becoming a holding company and owning all of the outstanding capital stock of Montana-Dakota
Intermountain	Intermountain Gas Company, an indirect wholly-owned subsidiary of MDU Energy Capital
IPUC	Idaho Public Utilities Commission
IRA	Inflation Reduction Act of 2022
IRP	Integrated Resource Plan
JETx	345-kV transmission line from Jamestown, North Dakota to Ellendale, North Dakota (50 percent ownership)
kWh	Kilowatt-hour
kV	Kilovolt

Index

MAOP	Maximum allowable operating pressure
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly-owned subsidiary of the Company
MDUR Newco	MDUR Newco, Inc., a public holding company created by implementing the Holding Company Reorganization, now known as the Company
MDUR Newco Sub	MDUR Newco Sub, Inc., a direct, wholly-owned subsidiary of MDUR Newco, which was merged with and into Montana-Dakota in the Holding Company Reorganization
MISO	Midcontinent Independent System Operator, Inc., the organization that provides open-access transmission services and monitors the high-voltage transmission system in the Midwest United States and Manitoba, Canada and a southern United States region which includes much of Arkansas, Mississippi, and Louisiana
MMcf	Million cubic feet
MMdk	Million dk
Montana-Dakota	Montana-Dakota Utilities Co., a direct wholly-owned subsidiary of MDU Energy Capital
MTPSC	Montana Public Service Commission
MW	Megawatt
NDDEQ	North Dakota Department of Environmental Quality
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
ODEQ	Oregon Department of Environmental Quality
OPUC	Oregon Public Utility Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
RNG	Renewable natural gas
SBCC	State Building Code Council
SDPUC	South Dakota Public Utilities Commission
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SPP	Southwest Power Pool, the organization that manages the electric grid and wholesale power market for the central United States
TSA	In connection with the separation of Everus, the Company and Everus entered into a Transition Services Agreement whereby each party will provide certain post-separation services on a transitional basis
VIE	Variable interest entity
Washington DOE	Washington State Department of Ecology
WBI Energy	WBI Energy, Inc., an indirect wholly-owned subsidiary of Centennial
WBI Energy Transmission	WBI Energy Transmission, Inc., an indirect wholly-owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission
WYPSC	Wyoming Public Service Commission

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
As of June 30, 2025, the Company was organized into three reportable business segments. These business segments include: electric, natural gas distribution and pipeline. The Company's business segments are determined based on the Company's method of internal reporting, which generally segregates the business activities by differences in products and services. The internal reporting of these segments is defined based on the reporting and review process used by the Company's CODM.
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

Index
Part I -- Financial Information
Item 1. Financial Statements

MDU Resources Group, Inc.
Consolidated Statements of Income
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Operating revenues	$351,186	$344,471	$1,026,019	$932,746
Operating expenses:
Purchased natural gas sold	96,057	94,591	413,214	353,192
Electric fuel and purchased power	34,891	36,692	78,639	76,415
Operation and maintenance	112,887	99,955	223,934	207,570
Depreciation and amortization	51,853	49,690	103,114	99,456
Taxes, other than income	25,166	23,969	63,923	59,883
Total operating expenses	320,854	304,897	882,824	796,516
Operating income	30,332	39,574	143,195	136,230
Other income	9,945	10,363	14,942	22,273
Interest expense	25,445	26,500	52,267	53,012
Income before income taxes	14,832	23,437	105,870	105,491
Income taxes	655	3,195	9,226	10,514
Income from continuing operations	14,177	20,242	96,644	94,977
Discontinued operations, net of tax	(397)	40,194	(899)	66,357
Net income	$13,780	$60,436	$95,745	$161,334
Earnings per share - basic:
Income from continuing operations	$.07	$.10	$.47	$.47
Discontinued operations, net of tax	—	.20	—	.32
Earnings per share - basic	$.07	$.30	$.47	$.79
Earnings per share - diluted:
Income from continuing operations	$.07	$.10	$.47	$.47
Discontinued operations, net of tax	—	.20	—	.32
Earnings per share - diluted	$.07	$.30	$.47	$.79
Weighted average common shares outstanding - basic	204,331	203,888	204,237	203,834
Weighted average common shares outstanding - diluted	205,211	204,582	205,086	204,364
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Net income	$13,780	$60,436	$95,745	$161,334
Other comprehensive income:
Postretirement liability adjustment:
Amortization of postretirement liability losses included in net periodic benefit credit, net of tax of $33 and $34 for the three months ended and $51 and $68 for the six months ended in 2025 and 2024, respectively	103	103	221	207
Net unrealized gain on available-for-sale investments:
Net unrealized gain (loss) on available-for-sale investments arising during the period, net of tax of $4 and $8 for the three months ended and $23 and $(2) for the six months ended in 2025 and 2024, respectively	14	29	85	(7)
Reclassification adjustment for loss on available-for-sale investments included in net income, net of tax of $1 and $2 for the three months ended and $1 and $3 for the six months ended in 2025 and 2024, respectively	3	7	6	13
Net unrealized gain on available-for-sale investments	17	36	91	6
Other comprehensive income	120	139	312	213
Comprehensive income attributable to common stockholders	$13,900	$60,575	$96,057	$161,547
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Balance Sheets
(Unaudited)
	June 30, 2025	June 30, 2024	December 31, 2024
Assets	(In thousands, except shares and per share amounts)
Current assets:
Cash, cash equivalents and restricted cash	$58,801	$78,780	$66,904
Receivables, net	156,728	145,951	274,303
Current regulatory assets	141,744	217,822	215,436
Inventories	19,713	21,162	44,940
Prepayments and other current assets	64,940	73,417	64,676
Current assets of discontinued operations	—	859,907	—
Total current assets	441,926	1,397,039	666,259
Noncurrent assets:
Property, plant and equipment	7,711,004	7,290,670	7,554,063
Less accumulated depreciation and amortization	2,276,447	2,144,001	2,209,771
Net property, plant and equipment	5,434,557	5,146,669	5,344,292
Goodwill	345,736	345,736	345,736
Regulatory assets	309,302	351,334	322,350
Investments	115,784	109,970	115,459
Other	298,612	242,969	244,722
Noncurrent assets of discontinued operations	—	366,619	—
Total noncurrent assets	6,503,991	6,563,297	6,372,559
Total assets	$6,945,917	$7,960,336	$7,038,818
Liabilities and Stockholders' Equity
Current liabilities:
Long-term debt due within one year	$136,700	$61,608	$161,700
Accounts payable	107,178	106,543	150,070
Regulatory liabilities due within one year	134,254	158,535	137,167
Taxes payable	53,428	52,201	43,372
Dividends payable	26,563	25,029	26,511
Accrued compensation	20,795	18,617	35,264
Other accrued liabilities	115,873	124,557	124,514
Current liabilities of discontinued operations	—	602,769	—
Total current liabilities	594,791	1,149,859	678,598
Noncurrent liabilities:
Long-term debt	2,045,235	2,207,009	2,130,910
Deferred income taxes	426,556	450,214	441,320
Regulatory liabilities	468,168	461,366	459,170
Asset retirement obligations	415,137	393,743	406,351
Other	264,126	223,599	231,895
Noncurrent liabilities of discontinued operations	—	56,742	—
Total noncurrent liabilities	3,619,222	3,792,673	3,669,646
Commitments and contingencies
Stockholders' equity:
Common stock Authorized - 500,000,000 shares, $1.00 par value Shares issued - 204,331,170 at June 30, 2025, 203,888,237 at June 30, 2024 and 203,934,578 at December 31, 2024	204,331	203,888	203,935
Other paid-in capital	1,472,150	1,468,483	1,473,738
Retained earnings	1,071,909	1,363,604	1,029,699
Accumulated other comprehensive loss	(16,486)	(18,171)	(16,798)
Total stockholders' equity	2,731,904	3,017,804	2,690,574
Total liabilities and stockholders' equity	$6,945,917	$7,960,336	$7,038,818
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Equity
(Unaudited)
			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock
	Shares	Amount				Total
	(In thousands, except shares)
At December 31, 2024	203,934,578	$203,935	$1,473,738	$1,029,699	$(16,798)	$2,690,574
Net income	—	—	—	81,965	—	81,965
Other comprehensive income	—	—	—	—	192	192
Dividends declared on common stock	—	—	—	(26,765)	—	(26,765)
Stock-based compensation	—	—	1,646	—	—	1,646
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	396,592	396	(4,872)	—	—	(4,476)
At March 31, 2025	204,331,170	$204,331	$1,470,512	$1,084,899	$(16,606)	$2,743,136
Net income	—	—	—	13,780	—	13,780
Other comprehensive income	—	—	—	—	120	120
Dividends declared on common stock	—	—	—	(26,770)	—	(26,770)
Stock-based compensation	—	—	1,638	—	—	1,638
At June 30, 2025	204,331,170	$204,331	$1,472,150	$1,071,909	$(16,486)	$2,731,904

			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock
	Shares	Amount				Total
	(In thousands, except shares)
At December 31, 2023	203,689,090	$203,689	$1,466,235	$1,253,693	$(18,384)	$2,905,233
Net income	—	—	—	100,898	—	100,898
Other comprehensive income	—	—	—	—	74	74
Dividends declared on common stock	—	—	—	(25,779)	—	(25,779)
Stock-based compensation	—	—	3,173	—	—	3,173
Costs of issuance of common stock	—	—	(35)	—	—	(35)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	199,147	199	(2,822)	—	—	(2,623)
At March 31, 2024	203,888,237	$203,888	$1,466,551	$1,328,812	$(18,310)	$2,980,941
Net income	—	—	—	60,436	—	60,436
Other comprehensive income	—	—	—	—	139	139
Dividends declared on common stock	—	—	—	(25,644)	—	(25,644)
Stock-based compensation	—	—	1,947	—	—	1,947
Costs of issuance of common stock	—	—	(15)	—	—	(15)
At June 30, 2024	203,888,237	$203,888	$1,468,483	$1,363,604	$(18,171)	$3,017,804
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2025	2024
	(In thousands)
Operating activities:
Net income	$95,745	$161,334
(Loss) income from discontinued operations, net of tax	(899)	66,357
Income from continuing operations	96,644	94,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103,114	99,456
Deferred income taxes	(19,003)	(6,980)
Provision for credit losses	3,179	3,103
Amortization of debt issuance costs	619	730
Employee stock-based compensation costs	3,284	4,431
Pension and postretirement benefit plan net periodic benefit credit	(534)	(1,895)
Unrealized gains on investments	(2,557)	(2,920)
Changes in current assets and liabilities, net of acquisitions:
Receivables	129,471	112,216
Inventories	24,957	22,709
Other current assets	86,740	29,252
Accounts payable	(47,580)	(56,702)
Other current liabilities	(28,493)	(13,025)
Pension and postretirement benefit plan contributions	(2,465)	(509)
Other noncurrent changes	(11,790)	14,501
Net cash provided by continuing operations	335,586	299,344
Net cash (used in) provided by discontinued operations	(702)	2,225
Net cash provided by operating activities	334,884	301,569
Investing activities:
Capital expenditures	(173,982)	(226,939)
Net proceeds from sale or disposition of property	—	9
Cost of removal, net of salvage value	(2,577)	(3,624)
Investments	(2,858)	(2,914)
Proceeds from investment excess cash and cost basis withdrawal	5,000	9,000
Net cash used in continuing operations	(174,417)	(224,468)
Net cash used in discontinued operations	—	(11,496)
Net cash used in investing activities	(174,417)	(235,964)
Financing activities:
Repayment of short-term borrowings	—	(95,000)
Issuance of long-term debt	—	113,700
Repayment of long-term debt	(111,008)	(11,127)
Debt issuance costs	(11)	(1,637)
Costs of issuance of common stock	—	(50)
Dividends paid	(53,075)	(51,405)
Tax withholding on stock-based compensation	(4,476)	(2,623)
Net cash used in continuing operations	(168,570)	(48,142)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(168,570)	(48,142)
(Decrease) increase in cash, cash equivalents and restricted cash	(8,103)	17,463
Cash, cash equivalents and restricted cash - beginning of year	66,904	76,975
Cash, cash equivalents and restricted cash - end of period *	$58,801	$94,438
*Includes cash of discontinued operations of $15.7 million at June 30, 2024.
The accompanying notes are an integral part of these consolidated financial statements.

Index
MDU Resources Group, Inc.
Notes to Consolidated
Financial Statements
June 30, 2025 and 2024
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
Additionally, certain amounts recorded in prior year financial statements have been reclassified to conform to the current year presentation. The Company has reclassified $7.0 million and $14.1 million of transmission-related expenses from operation and maintenance to electric fuel and purchased power for the three and six months ended June 30, 2024, respectively, in the Consolidated Statements of Income. These transmission-related expenses are an integral component of the cost of electricity sold to customers and therefore, more appropriately reflected in electric fuel and purchased power than operation and maintenance expense. These reclassifications had no effect on previously reported results of operations or cash flows.
Management has also evaluated the impact of events occurring after June 30, 2025, up to the date of issuance of these consolidated interim financial statements on August 7, 2025, that would require recognition or disclosure in the Consolidated Financial Statements.

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
The Company provided and will provide to Everus and Everus provided and will provide to the Company transition services in accordance with the TSA entered into on October 31, 2024. For the three and six months ended June 30, 2025, the Company received $3.7 million and $5.5 million, respectively, and paid $12,000 and $25,000, respectively, for these related activities. The majority of the transition services are expected to be provided for a period of approximately eighteen months, however, no longer than two years after the separation.
Separation related costs of $45,000 and $547,000, net of tax, were incurred during the three and six months ended June 30, 2025, respectively. Separation related costs of $3.9 million and $7.4 million, net of tax, were incurred during the three and six months ended June 30, 2024, respectively. Separation costs incurred are presented in Discontinued operations, net of tax in the Consolidated Statements of Income. These charges primarily relate to transaction and third-party support costs, one-time business separation fees and related tax charges.

Index
The Company had no assets or liabilities related to the discontinued operations of Everus on its balance sheet as of June 30, 2025 or December 31, 2024. The carrying amounts of the major classes of assets and liabilities of discontinued operations included in the Company's Consolidated Balance Sheet at June 30, 2024 were as follows:

June 30, 2024
Assets	(In Thousands)
Current assets:
Cash, cash equivalents and restricted cash	$15,658
Receivables, net	780,853
Inventories	48,575
Prepayments and other current assets	14,821
Total current assets of discontinued operations	859,907
Noncurrent assets:
Net property, plant and equipment	118,287
Goodwill	143,223
Other intangible assets, net	960
Investments	13,420
Operating lease right-of-use assets	61,694
Other	29,035
Total noncurrent assets of discontinued operations	366,619
Total assets of discontinued operations	$1,226,526
Liabilities
Current liabilities:
Long-term debt due within one year	$132,000
Accounts payable	336,025
Taxes payable	10,828
Accrued compensation	45,310
Operating lease liabilities due within one year	22,693
Other accrued liabilities	55,913
Total current liabilities of discontinued operations	602,769
Noncurrent liabilities:
Deferred income taxes	4,612
Operating lease liabilities	39,480
Other	12,650
Total noncurrent liabilities of discontinued operations	56,742
Total liabilities of discontinued operations	$659,511

The reconciliation of the major classes of income and expense constituting pretax loss from discontinued operations to the after-tax loss from discontinued operations on the Consolidated Statements of Income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Operating revenues	$—	$703,074	$—	$1,328,624
Operating expenses	429	653,063	1,028	1,239,322
Operating (loss) income	(429)	50,011	(1,028)	89,302
Other income	—	4,298	—	6,176
Interest expense	—	2,108	—	4,303
(Loss) income from discontinued operations before income taxes	(429)	52,201	(1,028)	91,175
Income tax (benefit) expense	(32)	12,007	(129)	24,818
Discontinued operations, net of tax	$(397)	$40,194	$(899)	$66,357

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
Details of the Company's expected credit losses were as follows:

	Electric	Natural gas distribution	Pipeline	Total
	(In thousands)
At December 31, 2024	$473	$1,366	$—	$1,839
Current expected credit loss provision	939	2,213	—	3,152
Less write-offs charged against the allowance	1,036	1,269	—	2,305
Credit loss recoveries collected	166	252	—	418
At March 31, 2025	$542	$2,562	$—	$3,104
Current expected credit loss provision	178	(151)	—	27
Less write-offs charged against the allowance	333	1,002	—	1,335
Credit loss recoveries collected	74	165	—	239
At June 30, 2025	$461	$1,574	$—	$2,035

	Electric	Natural gas distribution	Pipeline	Total
	(In thousands)
At December 31, 2023	$414	$1,189	$—	$1,603
Current expected credit loss provision	782	1,916	—	2,698
Less write-offs charged against the allowance	659	1,455	—	2,114
Credit loss recoveries collected	147	314	—	461
At March 31, 2024	$684	$1,964	$—	$2,648
Current expected credit loss provision	190	215	—	405
Less write-offs charged against the allowance	463	969	—	1,432
Credit loss recoveries collected	80	196	—	276
At June 30, 2024	$491	$1,406	$—	$1,897

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

	June 30, 2025	June 30, 2024	December 31, 2024
	(In thousands)
Natural gas in storage (current)	$14,937	$16,363	$40,073
Fuel stock	4,776	4,799	4,867
Total	$19,713	$21,162	$44,940
The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in noncurrent assets - other and was $48.5 million, $50.1 million and $48.5 million at June 30, 2025 and 2024 and December 31, 2024, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Weighted average common shares outstanding - basic	204,331	203,888	204,237	203,834
Effect of dilutive performance share awards and restricted stock units	880	694	849	530
Weighted average common shares outstanding - diluted	205,211	204,582	205,086	204,364
Earnings per share - basic:
Income from continuing operations	$.07	$.10	$.47	$.47
Discontinued operations, net of tax	—	.20	—	.32
Earnings per share - basic	$.07	$.30	$.47	$.79
Earnings per share - diluted:
Income from continuing operations	$.07	$.10	$.47	$.47
Discontinued operations, net of tax	—	.20	—	.32
Earnings per share - diluted	$.07	$.30	$.47	$.79
Shares excluded from the calculation of diluted earnings per share	—	—	—	—
Dividends declared per common share	$.1300	$.1250	$.2600	$.2500

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
Under ASC 606 - Revenue from Contracts with Customers, the Company elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is 12 months or less.
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

Three Months Ended June 30, 2025	Electric	Natural gas distribution	Pipeline	Other	Total
	(In thousands)
Residential utility sales	$28,569	$100,041	$—	$—	$128,610
Commercial utility sales	43,428	65,699	—	—	109,127
Industrial utility sales	9,247	9,098	—	—	18,345
Other utility sales	1,793	—	—	—	1,793
Natural gas transportation	—	15,814	46,120	—	61,934
Natural gas storage	—	—	5,172	—	5,172
Other	17,123	11,626	4,977	179	33,905
Intersegment eliminations	(140)	(92)	(9,796)	(180)	(10,208)
Revenues from contracts with customers	100,020	202,186	46,473	(1)	348,678
Other revenues	(2,134)	4,608	34	—	2,508
Total external operating revenues	$97,886	$206,794	$46,507	$(1)	$351,186

Three Months Ended June 30, 2024	Electric	Natural gas distribution	Pipeline	Other	Total
	(In thousands)
Residential utility sales	$31,437	$106,690	$—	$—	$138,127
Commercial utility sales	41,620	64,274	—	—	105,894
Industrial utility sales	11,758	9,268	—	—	21,026
Other utility sales	2,065	—	—	—	2,065
Natural gas transportation	—	13,324	43,406	—	56,730
Natural gas storage	—	—	5,331	—	5,331
Other	13,186	5,767	4,110	22	23,085
Intersegment eliminations	(48)	(35)	(9,035)	(20)	(9,138)
Revenues from contracts with customers	100,018	199,288	43,812	2	343,120
Other revenues	(845)	2,157	39	—	1,351
Total external operating revenues	$99,173	$201,445	$43,851	$2	$344,471

Index

Six Months Ended June 30, 2025	Electric	Natural gas distribution	Pipeline	Other	Total
	(In thousands)
Residential utility sales	$68,254	$389,276	$—		$457,530
Commercial utility sales	91,905	258,030	—		349,935
Industrial utility sales	18,411	24,560	—		42,971
Other utility sales	3,643	—	—		3,643
Natural gas transportation	—	33,524	95,373		128,897
Natural gas storage	—	—	11,202		11,202
Other	34,714	35,103	6,339	358	76,514
Intersegment eliminations	(318)	(187)	(43,132)	(358)	(43,995)
Revenues from contracts with customers	216,609	740,306	69,782	—	1,026,697
Other revenues	(6,462)	5,735	49		(678)
Total external operating revenues	$210,147	$746,041	$69,831	$—	$1,026,019

Six Months Ended June 30, 2024	Electric	Natural gas distribution	Pipeline	Other	Total
	(In thousands)
Residential utility sales	$70,659	$369,793	$—	$—	$440,452
Commercial utility sales	83,135	226,404	—	—	309,539
Industrial utility sales	23,107	23,847	—	—	46,954
Other utility sales	4,001	—	—	—	4,001
Natural gas transportation	—	27,915	87,043	—	114,958
Natural gas storage	—	—	10,713	—	10,713
Other	28,816	8,969	6,366	59	44,210
Intersegment eliminations	(60)	(76)	(39,325)	(42)	(39,503)
Revenues from contracts with customers	209,658	656,852	64,797	17	931,324
Revenues out of scope	(2,742)	4,078	86	—	1,422
Total external operating revenues	$206,916	$660,930	$64,883	$17	$932,746
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
At June 30, 2025, the Company's remaining performance obligations were $573.3 million. The Company expects to recognize the following revenue amounts in future periods related to these remaining performance obligations: $87.0 million within the next 12 months or less; $83.0 million within the next 13 to 24 months; and $403.3 million in 25 months or more.

Index
Note 9 - Regulatory assets and liabilities
The following table summarizes the individual components of unamortized regulatory assets and liabilities:

	Estimated Recovery or Refund Period as of June 30, 2025	*	June 30, 2025	June 30, 2024	December 31, 2024
			(In thousands)
Regulatory assets:
Current:
Environmental compliance programs	Up to 1 year		$63,245	$84,486	$76,964
Natural gas costs recoverable through rate adjustments	Up to 1 year		36,567	105,064	91,091
Conservation programs	Up to 1 year		21,541	15,713	19,123
Decoupling mechanisms	Up to 1 year		7,974	2,139	6,767
Cost recovery mechanisms	Up to 1 year		6,389	6,074	5,114
Electric fuel and purchased power deferral	Up to 1 year		2,050	3,024	9,662
Other	Up to 1 year		3,978	1,322	6,715
			141,744	217,822	215,436
Noncurrent:
Pension and postretirement benefits	**		142,064	142,511	142,064
Cost recovery mechanisms	Up to 24 years		70,533	82,984	76,542
Plant costs/asset retirement obligations	Over plant lives		46,684	45,342	47,042
Manufactured gas plant site remediation	-		27,212	25,704	27,964
Taxes recoverable from customers	Over plant lives		12,220	12,311	12,221
Covid-19 deferred costs	Up to 3 years		3,886	3,245	4,167
Long-term debt refinancing costs	Up to 36 years		1,718	2,306	2,011
Natural gas costs recoverable through rate adjustments	-		—	15,870	—
Electric fuel and purchased power deferral	-		—	12,160	4,349
Environmental compliance programs	-		—	2,858	—
Other	Up to 14 years		4,985	6,043	5,990
			309,302	351,334	322,350
Total regulatory assets			$451,046	$569,156	$537,786
Regulatory liabilities:
Current:
Environmental compliance programs	Up to 1 year		$72,520	$72,644	$72,387
Natural gas costs refundable through rate adjustments	Up to 1 year		44,377	60,400	45,427
Provision for rate refund	Up to 1 year		4,254	7,767	3,677
Margin sharing	Up to 1 year		3,410	2,188	4,156
Taxes refundable to customers	Up to 1 year		2,197	2,074	2,163
Conservation programs	Up to 1 year		1,996	3,330	2,082
Cost recovery mechanisms	Up to 1 year		636	3,841	1,720
Other	Up to 1 year		4,864	6,291	5,555
			134,254	158,535	137,167
Noncurrent:
Plant removal and decommissioning costs	Over plant lives		225,142	222,668	217,603
Taxes refundable to customers	Over plant lives		180,212	187,827	185,402
Cost recovery mechanisms	Up to 17 years		35,794	26,286	30,354
Accumulated deferred investment tax credit	Over plant lives		19,814	16,518	18,788
Pension and postretirement benefits	**		4,862	6,043	4,862
Other	Up to 13 years		2,344	2,024	2,161
			468,168	461,366	459,170
Total regulatory liabilities			$602,422	$619,901	$596,337
Net regulatory position			$(151,376)	$(50,745)	$(58,551)
*Estimated recovery or refund period for amounts currently being recovered or refunded in rates to customers.
**    Recovered as expense is incurred or cash contributions are made.

Index
As of June 30, 2025 and 2024, and December 31, 2024, approximately $177.2 million, $190.5 million and $181.2 million, respectively, of regulatory assets were not earning a rate of return but are expected to be recovered from customers in future rates. These assets are largely comprised of the unfunded portion of pension and postretirement benefits, asset retirement obligations, certain pipeline integrity costs and the estimated future cost of manufactured gas plant site remediation.
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
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of insurance contracts, to satisfy its obligations under its unfunded, nonqualified defined benefit and defined contribution plans for executive officers and certain key management employees and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $64.1 million, $56.9 million and $59.3 million, at June 30, 2025 and 2024, and December 31, 2024, respectively, are classified as Investments on the Consolidated Balance Sheets. The net unrealized gain on these investments was $3.0 million and $2.6 million for the three and six months ended June 30, 2025, respectively. The net unrealized gain on these investments was $326,000 and $2.9 million for the three and six months ended June 30, 2024, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in Other income on the Consolidated Statements of Income. In the second quarter of 2025 the Company withdrew $5.0 million of cash in excess of 125 percent of the full funding amount, which had no effect on the cost basis of the investments held. In the first quarter of 2024 the Company withdrew $9.0 million of its cost basis, which reduced Investments on the Consolidated Balance Sheets.

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

June 30, 2025	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,403	$24	$260	$8,167
U.S. Treasury securities	3,416	53	2	3,467
Total	$11,819	$77	$262	$11,634

June 30, 2024	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,091	$3	$482	$7,612
U.S. Treasury securities	3,806	54	—	3,860
Total	$11,897	$57	$482	$11,472

December 31, 2024	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$7,933	$4	$383	$7,554
U.S. Treasury securities	3,945	80	1	4,024
Total	$11,878	$84	$384	$11,578
The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at June 30, 2025, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2025
	(In thousands)
Assets:
Money market funds	$—	$8,965	$—	$8,965
Insurance contracts*	—	64,141	—	64,141
Available-for-sale securities:
Mortgage-backed securities	—	8,167	—	8,167
U.S. Treasury securities	—	3,467	—	3,467
Total assets measured at fair value	$—	$84,740	$—	$84,740

* The insurance contracts invest approximately 56 percent in fixed-income investments, 18 percent in common stock of large-cap companies, 10 percent in target date investments, 7 percent in common stock of mid-cap companies, 4 percent in common stock of small-cap companies, 4 percent in cash equivalents, and 1 percent in international investments.

Index

	Fair Value Measurements at June 30, 2024, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2024
	(In thousands)
Assets:
Money market funds	$—	$10,904	$—	$10,904
Insurance contracts*	—	56,899	—	56,899
Available-for-sale securities:
Mortgage-backed securities	—	7,612	—	7,612
U.S. Treasury securities	—	3,860	—	3,860
Total assets measured at fair value	$—	$79,275	$—	$79,275

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

Index
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	June 30, 2025	June 30, 2024	December 31, 2024
	(In thousands)
Carrying amount	$2,181,935	$2,268,617	$2,292,610
Fair value	$1,886,060	$1,955,677	$1,963,396
The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 12 - Debt
Certain debt instruments of the Company and its subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at June 30, 2025. In the event the Company or its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
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
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at June 30, 2025	June 30, 2025	June 30, 2024	December 31, 2024
		(In thousands)
Senior Notes due on dates ranging from August 23, 2025 to June 15, 2062	4.57%	$1,947,000	$1,882,000	$1,947,000
Credit agreements due on June 20, 2029	6.62%	100,800	99,800	169,700
Term Loan Agreements due on dates ranging from September 3, 2032 to April 1, 2039	4.43%	61,600	124,300	65,600
Commercial paper supported by revolving credit agreement	4.65%	43,300	133,700	81,400
Medium-Term Notes due on dates ranging from September 15, 2027 to March 16, 2029	7.32%	35,000	35,000	35,000
Other notes due on dates ranging from May 31, 2028 to November 30, 2038	6.00%	338	354	346
Less unamortized debt issuance costs		6,103	6,537	6,436
Total long-term debt		2,181,935	2,268,617	2,292,610
Less current maturities		136,700	61,608	161,700
Net long-term debt		$2,045,235	$2,207,009	$2,130,910

Index
Note 13 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Six Months Ended
	June 30,
	2025	2024
	(In thousands)
Interest, net*	$49,407	$55,258
Income taxes paid, net	$6,225	$7,170
*AFUDC - borrowed was $3.4 million and $5.7 million for the six months ended June 30, 2025 and 2024, respectively.

Noncash investing and financing transactions were as follows:

	June 30, 2025	June 30, 2024	December 31, 2024
	(In thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$500	$820	$1,787
Property, plant and equipment additions in accounts payable	$38,644	$45,981	$36,820
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

Index
The information below follows the same accounting policies as described in Note 2 of the Notes to Consolidated Financial Statements in the 2024 Annual Report. Information on the Company's segments was as follows:

Three Months Ended June 30, 2025	Electric	Natural gas distribution	Pipeline	Other	Consolidated
	(In thousands)
Operating revenues:
External operating revenues	$97,886	$206,794	$46,507	$(1)	$351,186
Intersegment operating revenues	140	92	9,796	180	10,208
Purchased natural gas sold:
External purchased natural gas sold	—	96,057	—	—	96,057
Intersegment purchased natural gas sold	—	9,751	—	—	9,751
Electric fuel and purchased power	34,891	—	—	—	34,891
Operation and maintenance:
External operation and maintenance	29,823	60,456	22,352	256	112,887
Intersegment operation and maintenance	140	92	45	180	457
Depreciation and amortization	17,393	26,471	7,989	—	51,853
Taxes, other than income	4,648	16,935	3,583	—	25,166
Other income:
External other income	2,726	5,095	1,616	508	9,945
Intersegment other income	—	—	90	1,061	1,151
Interest expense:
External interest expense	7,614	13,745	3,135	951	25,445
Intersegment interest expense	—	—	1,151	—	1,151
Income tax expense (benefit)	(4,254)	(4,170)	4,337	4,742	655
Income (loss) from continuing operations	10,497	(7,356)	15,417	(4,381)	14,177
Discontinued operations, net of tax	—	—	—	(397)	(397)
Net income (loss)	$10,497	$(7,356)	$15,417	$(4,778)	$13,780

Index

Three Months Ended June 30, 2024	Electric	Natural gas distribution	Pipeline	Other	Consolidated
	(In thousands)
Operating revenues:
External operating revenues	$99,173	$201,445	$43,851	$2	$344,471
Intersegment operating revenues	48	35	9,035	20	9,138
Purchased natural gas sold:
External purchased natural gas sold	—	94,591	—	—	94,591
Intersegment purchased natural gas sold	—	8,825	—	—	8,825
Electric fuel and purchased power	36,692	—	—	—	36,692
Operation and maintenance:
External operation and maintenance	23,100	54,919	19,079	2,857	99,955
Intersegment operation and maintenance	48	35	210	20	313
Depreciation and amortization	16,220	25,548	7,318	604	49,690
Taxes, other than income	4,530	16,358	3,007	74	23,969
Other income:
External other income	2,065	5,350	2,729	219	10,363
Intersegment other income	—	—	332	4,071	4,403
Interest expense:
External interest expense	7,226	15,364	2,708	1,202	26,500
Intersegment interest expense	—	—	1,071	3,332	4,403
Income tax expense (benefit)	(2,057)	(3,803)	5,295	3,760	3,195
Income (loss) from continuing operations	15,527	(5,007)	17,259	(7,537)	20,242
Discontinued operations, net of tax	—	—	—	40,194	40,194
Net income (loss)	$15,527	$(5,007)	$17,259	$32,657	$60,436

Index

Six Months Ended June 30, 2025	Electric	Natural gas distribution	Pipeline	Other	Consolidated
	(In thousands)
Operating revenues:
External operating revenues	$210,147	$746,041	$69,831	$—	$1,026,019
Intersegment operating revenues	318	187	43,132	358	43,995
Purchased natural gas sold:
External purchased natural gas sold	—	413,214	—	—	413,214
Intersegment purchased natural gas sold	—	43,074	—	—	43,074
Electric fuel and purchased power	78,639	—	—	—	78,639
Operation and maintenance:
External operation and maintenance	58,230	123,939	41,592	173	223,934
Intersegment operation and maintenance	318	187	58	358	921
Depreciation and amortization	34,576	52,593	15,945	—	103,114
Taxes, other than income	9,463	47,563	6,897	—	63,923
Other income:
External other income	3,718	8,396	1,923	905	14,942
Intersegment other income	—	—	213	2,047	2,260
Interest expense:
External interest expense	15,501	28,621	6,256	1,889	52,267
Intersegment interest expense	—	—	2,260	—	2,260
Income tax expense (benefit)	(7,985)	8,131	9,464	(384)	9,226
Income from continuing operations	25,441	37,302	32,627	1,274	96,644
Discontinued operations, net of tax	—	—	—	(899)	(899)
Net income	$25,441	$37,302	$32,627	$375	$95,745

Index

Six Months Ended June 30, 2024	Electric	Natural gas distribution	Pipeline	Other	Consolidated
	(In thousands)
Operating revenues:
External operating revenues	$206,916	$660,930	$64,883	$17	$932,746
Intersegment operating revenues	60	76	39,325	42	39,503
Purchased natural gas sold:
External purchased natural gas sold	—	353,192	—	—	353,192
Intersegment purchased natural gas sold	—	39,071	—	—	39,071
Electric fuel and purchased power	76,415	—	—	—	76,415
Operation and maintenance:
External operation and maintenance	46,631	114,249	37,494	9,196	207,570
Intersegment operation and maintenance	59	76	254	43	432
Depreciation and amortization	32,836	51,026	14,436	1,158	99,456
Taxes, other than income	9,616	43,950	6,102	215	59,883
Other income:
External other income	4,047	13,521	3,498	1,207	22,273
Intersegment other income	—	—	455	8,459	8,914
Interest expense:
External interest expense	14,722	31,024	4,901	2,365	53,012
Intersegment interest expense	—	—	2,852	6,062	8,914
Income tax expense (benefit)	(2,652)	6,876	9,805	(3,515)	10,514
Income (loss) from continuing operations	33,396	35,063	32,317	(5,799)	94,977
Discontinued operations, net of tax	—	—	—	66,357	66,357
Net income	$33,396	$35,063	$32,317	$60,558	$161,334
A reconciliation of reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Operating revenues reconciliation:
Total reportable segment operating revenues	$361,215	$353,587	$1,069,656	$972,190
Other revenue	179	22	358	59
Elimination of intersegment operating revenues	(10,208)	(9,138)	(43,995)	(39,503)
Total consolidated operating revenues	$351,186	$344,471	$1,026,019	$932,746
Note 15 - Employee benefit plans
Pension and other postretirement plans
The Company has noncontributory qualified defined benefit pension plans and other postretirement benefit plans for certain eligible employees.
Components of net periodic benefit cost for the Company's pension benefit plans were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Components of net periodic benefit cost:
Interest cost	$3,303	$3,200	$6,606	$6,400
Expected return on assets	(3,645)	(4,028)	(7,290)	(8,056)
Amortization of net actuarial loss	1,194	1,037	2,387	2,074
Net periodic benefit cost	$852	$209	$1,703	$418

Index
Components of net periodic benefit credit for the Company's other postretirement benefit plans were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In thousands)
Components of net periodic benefit credit:
Service cost	$99	$126	$198	$252
Interest cost	462	459	924	918
Expected return on assets	(1,292)	(1,329)	(2,584)	(2,658)
Amortization of prior service credit	(289)	(330)	(579)	(660)
Amortization of net actuarial gain	(80)	(72)	(160)	(144)
Net periodic benefit credit, including amount capitalized	(1,100)	(1,146)	(2,201)	(2,292)
Less amount capitalized	18	47	36	69
Net periodic benefit credit	$(1,118)	$(1,193)	$(2,237)	$(2,361)
The components of net periodic benefit cost (credit), other than the service cost component, are included in Other income on the Consolidated Statements of Income. The service cost component is included in Operation and maintenance expense on the Consolidated Statements of Income.
Nonqualified defined benefit plans
In addition to the qualified defined benefit pension plans reflected in the table at the beginning of this note, the Company also has unfunded, nonqualified defined benefit plans for executive officers and certain key management employees. The Company's net periodic benefit cost for these plans was $716,000 and $733,000 for the three months ended June 30, 2025 and 2024, respectively, and $1.4 million and $1.5 million for the six months ended June 30, 2025 and 2024, respectively. The components of net periodic benefit cost for these plans are included in Other income on the Consolidated Statements of Income.
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
IPUC
On May 30, 2025, Intermountain filed a request with the IPUC for a natural gas general rate increase of approximately $26.5 million annually or 8.6 percent above current rates. The requested increase is primarily to recover increased operating expenses and costs associated with plant additions, as well as revenues necessary to produce a fair rate of return to enable continued safe and reliable service. The IPUC has up to seven months to issue a decision on the request, which is currently pending.
NDPSC
On July 15, 2025, Montana-Dakota filed an annual update to its transmission cost adjustment rider with the NDPSC requesting to recover revenues of approximately $6.3 million, which includes a true-up of the prior period adjustment, resulting in an increase of approximately $7.2 million over current rates. Included in this filing is capital investment in transmission projects and the associated revenue of approximately $8.6 million. This matter is pending before the NDPSC.
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

Index
WUTC
On March 29, 2024, Cascade filed a request with the WUTC for a multi-year natural gas general rate increase of $43.8 million or 11.6 percent effective March 1, 2025 and $11.7 million or 2.8 percent to be effective March 1, 2026. Multi-year filings are now required by Washington law that went into effect on January 1, 2022. The requested increase is primarily to recover infrastructure investments necessary to provide safe and reliable service and higher operating costs due to inflation. On December 11, 2024, a multi-party settlement agreement was filed reflecting rate increases of $29.8 million or 7.9 percent to be effective March 1, 2025, and $10.8 million or 2.6 percent to be effective March 1, 2026. On February 24, 2025, the WUTC approved the multi-party settlement agreement with year one rates effective on and after March 5, 2025. On April 30, 2025, Cascade filed a revision to decrease revenues by $3.7 million or 0.5 percent effective June 1, 2025. The reduction was driven by forecasted plant that was not placed in service by December 31, 2024. On May 22, 2025, the WUTC allowed this revision to become effective on or after June 1, 2025.
WYPSC
On October 31, 2024, Montana-Dakota filed a request with the WYPSC for a natural gas general rate increase of approximately $2.6 million annually or 14.0 percent above current rates. The requested increase is primarily to recover investments in system upgrades and pipeline replacement projects enhancing the reliability, safety and integrity of the natural gas system, as well as increased costs to operate and maintain that system. On May 9, 2025, an all-party settlement agreement was filed reflecting an annual revenue increase of $2.1 million or 11.7 percent. On June 24, 2025, the WYPSC approved the settlement with rates effective on and after August 1, 2025.

On June 30, 2025, Montana-Dakota filed a request with the WYPSC for an electric general rate increase of approximately $7.5 million annually or 24.4 percent above current rates. The requested increase is primarily to recover increases in operation and maintenance expenses, investments made since the last rate case, and the corresponding depreciation on those infrastructure investments. This matter is pending before the WYPSC.
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
At June 30, 2025 and 2024, and December 31, 2024, the Company accrued liabilities, which have not been discounted, of $25.0 million, $22.7 million and $24.1 million, respectively. The Company also recorded corresponding receivables of $1.4 million at June 30, 2025. The receivable amounts were not material at June 30, 2024 and December 31, 2024. The Company recorded regulatory assets of $22.3 million, $21.5 million and $22.9 million, at June 30, 2025 and 2024, and December 31, 2024, respectively, related to the accrued liabilities. The accruals are for contingencies resulting from litigation, regulatory and environmental matters. This includes amounts that have been accrued for matters discussed in Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
Environmental matters
The Company is a party to claims for the cleanup of environmental contamination at certain manufactured gas plant sites. There were no material changes to the Company's environmental matters that were previously reported in the 2024 Annual Report.

Index
Purchase Commitments
The Company has entered in various commitments largely consisting of contracts for natural gas and coal supply; purchased power; natural gas transportation and storage; information technology; and environmental compliance instruments. Certain of these contracts are subject to variability in volume and price. The purchase commitments at June 30, 2025, under these contracts for the twelve month periods ending June 30, were:

	2026	2027	2028	2029	2030	Thereafter
	(In thousands)
Purchase Commitments	$987,600	$269,400	$178,000	$138,200	$112,600	$654,800
The Company's purchase commitments decreased from those reported in the 2024 Annual Report due to an anticipated decrease in electric supply contracts as a result of the Badger Wind, LLC purchase and sale agreement at the Company's electric segment.
On February 13, 2025, Montana-Dakota entered into a definitive purchase and sale agreement with Badger Wind, LLC, a subsidiary of Orsted Onshore North America, LLC. Pursuant to the terms of the agreement, Montana-Dakota will purchase a 49 percent undivided ownership interest in a wind project being constructed and located in North Dakota that is anticipated to have a net generating capacity of approximately 250 MW for a purchase price of $294.0 million, which would represent 122.5 MW of wind generation to be owned by Montana-Dakota. The purchase agreement is contingent on regulatory approval from the NDPSC for Advanced Determination of Prudence, for which a hearing is scheduled on September 9, 2025. This transaction would reduce Montana-Dakota's purchase requirements under the existing power purchase agreement with Badger Wind, LLC, dated November 4, 2024.
Guarantees
The Company and certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At June 30, 2025, the fixed maximum amounts guaranteed under these letters of credit aggregated $3.2 million, all of which have scheduled expiration of the maximum amounts in 2025. There were no amounts outstanding under the previously mentioned letters of credit at June 30, 2025. In the event of default under these letter of credit obligations, the Company or subsidiary guaranteeing the letter of credit would be obligated for reimbursement of payments made under the letter of credit.
In the normal course of business, the Company and its subsidiaries have surety bonds. In the event the Company or its subsidiaries do not fulfill a bonded obligation, the Company or its subsidiaries would be responsible to the surety bond company for completion of the bonded contract or obligation. At June 30, 2025, approximately $11.4 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
Leases
The Company's leases primarily include operating leases for equipment, buildings, easements and vehicles. The Company leases certain equipment to third parties through its utility business, which are considered short-term operating leases with terms of less than 12 months. Lease revenue was not material for the three and six months ended June 30, 2025 or 2024. At June 30, 2025, the Company had no lease receivables.
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
At June 30, 2025, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $24.5 million.

Index
Note 18 - Subsequent events
On July 4, 2025, the reconciliation bill commonly referred to as the One Big Beautiful Bill Act was enacted into law, extending key provisions of the 2017 Tax Cuts and Jobs Act while scaling back clean energy tax incentives of the IRA. Changes in tax laws may affect recorded deferred tax assets and deferred tax liabilities or the Company's effective tax rates in the future. The Company is currently evaluating the impacts of the new legislation, however, it does not expect a material impact to the consolidated financial statements or ongoing tax rate as a result of this legislation.

On July 15, 2025, Intermountain entered into a note purchase agreement to issue $50.0 million of senior notes, with a maturity date of July 15, 2055, at an interest rate of 6.39 percent. $25.0 million of these notes were issued on July 15, 2025, and the remaining $25.0 million is expected to be issued in October 2025. The agreement contains customary covenants and provisions, including a covenant of Intermountain not to permit, at any time, the ratio of debt to total capitalization to be greater than 65 percent. Other covenants include a minimum interest coverage ratio and restrictions on the sale of certain assets.

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
The Company incurred costs in connection with its strategic initiatives in 2024 and 2025, as noted in the Business Segment Financial and Operating Data section. The majority of the separation costs have already been incurred due to the separation of Everus in October 2024, as previously discussed.
Based on the Company becoming a pure-play regulated energy delivery business, the Company's board of directors established a long-term dividend payout ratio target of 60 percent to 70 percent of regulated energy delivery earnings. The Company has an 87-year history of uninterrupted dividend payments to stockholders and remains committed to paying a competitive dividend.
Market Trends The Company continues to manage the inflationary pressures experienced throughout the United States, including the impact that inflation, higher interest rates, changes in tariffs, commodity price volatility and supply chain disruptions may have on its business and customers and proactively looks for ways to lessen the impact to its business. The Company has observed supply chain improvements in lead times for certain commodities. Although the Company has started to see some reduction to interest rates, they remain elevated and have resulted in and may continue to result in increased borrowing costs on new debt, impacts to the Company's asset valuations and negatively impacting the purchasing power of its customers. The Company has not yet observed any material impacts related to the changes in tariffs and continues to monitor the future impacts that may occur.
For more information on possible impacts to the Company's businesses, see the Outlook for each segment below, Part II, Item 1A. Risk Factors in this quarterly report and Part I, Item 1A. Risk Factors in the 2024 Annual Report.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Other than statements of historical facts, all statements which address activities, events, or developments that the Company anticipates will or may occur in the future are based on underlying assumptions (many of which are based, in turn, upon further assumptions), including, but not limited to, statements identified by the words "anticipates," "estimates," "expects," "intends," "plans," and "predicts" in each case related to such things as growth estimates, stockholder value creation, the Company's "CORE" strategy, capital expenditures, financial guidance, trends, objectives, goals, dividend payout ratio targets, strategies and other such matters, are forward-looking statements. These forward-looking statements are based on many assumptions and factors, which are detailed in the Company's filings with the SEC.
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

Index
Consolidated Earnings Overview
The following table summarizes the contribution to the consolidated income by each of the Company's business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In millions, except per share amounts)
Electric	$10.4	$15.5	$25.4	$33.4
Natural gas distribution	(7.4)	(5.0)	37.3	35.0
Pipeline	15.4	17.3	32.6	32.3
Other	(4.3)	(7.6)	1.3	(5.7)
Income from continuing operations	14.1	20.2	96.6	95.0
Discontinued operations, net of tax	(.4)	40.2	(.9)	66.3
Net income	$13.7	$60.4	$95.7	$161.3
Earnings per share - basic:
Income from continuing operations	$.07	$.10	$.47	$.47
Discontinued operations, net of tax	—	.20	—	.32
Earnings per share - basic	$.07	$.30	$.47	$.79
Earnings per share - diluted:
Income from continuing operations	$.07	$.10	$.47	$.47
Discontinued operations, net of tax	—	.20	—	.32
Earnings per share - diluted	$.07	$.30	$.47	$.79
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
Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024 The Company's consolidated earnings decreased $46.7 million. The decrease in earnings is primarily due to the absence of income from discontinued operations in 2025. Other drivers of the earnings decrease include:
•The electric business earnings decrease was largely the result of higher operation and maintenance expense, primarily due to increased payroll-related costs, higher contract services related to electric generation station planned outage-related costs, as well as increased software, which includes certain costs associated with TSA services provided, and insurance expenses. The decrease in net income was partially offset by rate relief in South Dakota and increased commercial retail sales volumes, largely from a data center near Ellendale, North Dakota.
•The natural gas distribution business reported an increased seasonal loss, largely the result of higher operation and maintenance expense, primarily due to higher payroll-related costs and increased software expenses, which includes certain costs associated with TSA services provided. Lower volumes due to warmer weather further drove the loss. The seasonal loss was partially offset by higher retail sales revenue due to rate relief in Washington and Montana, and higher transportation revenue.
•The earnings decrease at the pipeline business was driven by higher operations and maintenance expense, primarily attributable to payroll-related costs. The absence of proceeds received in 2024 from a customer settlement further drove the decrease. The business also incurred higher depreciation expense due to growth projects placed in service throughout 2024, and higher property tax accruals in certain jurisdictions. The decrease was offset in part by higher transportation revenue due to growth projects placed in service, as previously discussed, and customer demand for short-term natural gas transportation contracts.
•Other experienced lower operation and maintenance expense, primarily a result of corporate overhead costs classified as continuing operations allocated to Everus in 2024, which are not included in Other in 2025. Other was negatively impacted by higher income tax adjustments related to the Company's annualized estimated tax rate.
•As previously discussed, the Company was adversely impacted by the absence of income from discontinued operations in 2025.

Index
Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024 The Company's consolidated earnings decreased $65.6 million. The decrease in earnings is primarily due to the absence of income from discontinued operations in 2025.
•The electric business earnings decrease was largely the result of higher operation and maintenance expense, primarily due to higher payroll-related costs, increased software expenses, which includes certain costs associated with TSA services provided, higher contract services related to electric generation station planned outage-related costs, and higher insurance expense. The decrease in net income was partially offset by higher retail sales volumes, partly from a data center near Ellendale, North Dakota, as well as rate relief in South Dakota.
•The natural gas distribution earnings improvement was largely the result of higher retail sales revenue due to rate relief in Washington, Montana and South Dakota, increased volumes due to colder weather in certain jurisdictions, as well as higher transportation revenue. These increases were partially offset by higher operation and maintenance expense, primarily due to increased payroll-related costs and higher software expenses, which includes certain costs associated with TSA services provided. Lower interest income also negatively impacted earnings.
•The slight earnings increase at the pipeline business was driven by growth projects placed in service throughout 2024 and customer demand for short-term natural gas transportation contracts. Higher storage-related revenue further drove the increase. The increase was largely offset by higher operation and maintenance expense, primarily attributable to payroll-related costs, and the absence of proceeds received in 2024 from a customer settlement. The business also incurred higher depreciation expense due to growth projects placed in service, as previously discussed, and higher property tax accruals in certain jurisdictions.
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

Index
Electric and Natural Gas Distribution
Strategy and challenges The electric and natural gas distribution segments provide electric and natural gas distribution services to customers, as discussed in Note 14. Both segments strive to be top performing utilities and provide safe, reliable, competitively priced and environmentally responsible energy services to customers. The segments are focused on cultivating organic growth while managing operating costs and monitoring opportunities for these segments to retain, grow and expand their customer base through extensions of existing operations, including building and upgrading electric generation, transmission and distribution, and natural gas systems. The continued efforts to create operational improvements and efficiencies across both segments promotes the Company's business integration strategy. The primary factors that impact the results of these segments are the ability to earn authorized rates of return; weather; climate change laws, regulations and initiatives; competitive factors in the energy industry; population growth; and economic conditions in the segments' service areas.
The electric and natural gas distribution segments are subject to extensive regulation in the jurisdictions where they conduct operations with respect to costs, timely recovery of investments and permitted returns on investment. The Company is focused on modernizing utility infrastructure to meet the varied energy needs of both its customers and communities while working to deliver safe, reliable, affordable and environmentally responsible energy. The segments continue to invest in facility upgrades to be in compliance with existing and known future regulations. To assist in the reduction of regulatory lag in obtaining revenue increases to align with increased investments, tracking mechanisms have been implemented in certain jurisdictions. The Company also seeks rate adjustments for operating costs and capital investments, as well as reasonable returns on investments not covered by tracking mechanisms. For more information on the Company's tracking mechanisms and recent rate cases, see Note 16 and the 2024 Annual Report.
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

Index
In late summer and fall of 2023, electric fuel and purchased power prices increased across Montana-Dakota's integrated system. This was caused by transmission congestion in northwest North Dakota due to delays in additional SPP transmission line build-out, as well as additional load growth in the Bakken region. Electric fuel and purchased power prices remained elevated through January 2024. Montana-Dakota and MISO each filed a complaint with FERC against SPP, which were denied, along with rehearing requests which were also denied. In January 2025, Montana-Dakota and MISO each filed a petition for review of the FERC decision with the Eighth Circuit. Initial briefs with the Eighth Circuit were due June 25, 2025. To assist in the recovery of the higher electric fuel and purchased power costs, Montana-Dakota filed waiver requests with the NDPSC and SDPUC, which were approved deferring the increased costs to the annual fuel clause adjustment. In Montana, the waiver request is filed monthly and was unopposed by the MTPSC. Effective April 1, 2024, as approved by the NDPSC, Montana-Dakota started recovery in North Dakota of these increased costs over a period of two years rather than one year, which will lessen the impact to customers and allow more time for Montana-Dakota's FERC complaint to mature and have greater certainty of the outcome. In South Dakota and Montana, Montana-Dakota recovered these costs over a one-year period effective July 1, 2024. In July 2025, the NDPSC approved Montana-Dakota's request to defer external legal expenses related to this congestion litigation and record those deferred expenses into a regulatory asset.
The Company continues to proactively monitor and work with its manufacturers to reduce the effects of increased pricing and long lead times on delivery of certain raw materials and equipment used in electric generation, transmission and distribution system and natural gas pipeline projects. Long lead times are attributable to increased demand for steel products from pipeline companies as they continue pipeline system safety and integrity replacement projects driven by PHMSA regulations, as well as delays in the manufacturing and shipping of electrical equipment and increased demand for electrical equipment due to regulatory activity and grid expansion. The Company has been able to minimize the effects by working closely with suppliers or obtaining additional suppliers, as well as modifying project plans to accommodate extended lead times and increased costs. The Company expects these delays and inflationary pressures to continue. The Company also continues to monitor the impact tariffs will have on its costs. Tariff increases on raw materials could negatively affect the Company's construction projects and maintenance work. For additional discussion regarding risks and uncertainties, see Part II, Item 1A. Risk Factors in this quarterly report and Part I, Item 1A. Risk Factors in the 2024 Annual Report.
The ability to grow through acquisitions is subject to significant competition and acquisition premiums. In addition, the ability of the segments to grow their service territory and customer base is affected by regulatory constraints, the economic environment of the markets served, population changes and competition from other energy providers and fuel. The construction of new electric generating facilities, transmission lines and other service facilities is subject to increasing costs and lead times, extensive permitting procedures, and federal and state legislative and regulatory initiatives, which may necessitate increases in electric energy prices. As the industry continues to expand the use of renewable energy sources, the need for additional transmission infrastructure is growing. As part of MISO's long range transmission plan, in August 2022, the Company announced its intent to develop, construct and co-own JETx with Otter Tail Power Company in central North Dakota. In October 2023, the FERC issued an order approving the Company's request for CWIP Incentive Rate and Abandoned Plant Incentive treatment on this project. Montana-Dakota and Otter Tail Power Company received approval of a Certificate of Public Convenience and Necessity from the NDPSC in November 2024 on this project.
Earnings overview - The following information summarizes the performance of the electric segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Variance	2025	2024	Variance
	(In millions)
Operating revenues	$98.1	$99.2	(1.1)%	$210.5	$207.0	1.7%
Operating expenses:
Electric fuel and purchased power	34.9	36.7	(4.9)%	78.6	76.4	2.9%
Operation and maintenance	29.9	23.1	29.4%	58.5	46.7	25.3%
Depreciation and amortization	17.4	16.3	6.7%	34.6	32.9	5.2%
Taxes, other than income	4.7	4.5	4.4%	9.5	9.6	(1.0)%
Total operating expenses	86.9	80.6	7.8%	181.2	165.6	9.4%
Operating income	11.2	18.6	(39.8)%	29.3	41.4	(29.2)%
Other income	2.7	2.0	35.0%	3.7	4.0	(7.5)%
Interest expense	7.6	7.2	5.6%	15.5	14.7	5.4%
Income before income taxes	6.3	13.4	(53.0)%	17.5	30.7	(43.0)%
Income tax benefit	(4.1)	(2.1)	95.2%	(7.9)	(2.7)	192.6%
Net income	$10.4	$15.5	(32.9)%	$25.4	$33.4	(24.0)%

Index

Operating statistics	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues (millions)
Retail sales:
Residential	$28.3	$31.6	$66.5	$70.1
Commercial	41.2	40.8	86.4	81.1
Industrial	9.1	11.8	17.9	22.9
Other	1.8	2.1	3.5	3.9
	80.4	86.3	174.3	178.0
Other	17.7	12.9	36.2	29.0
	$98.1	$99.2	$210.5	$207.0
Volumes (million kWh)
Retail sales:
Residential	235.8	231.0	606.5	568.1
Commercial	672.7	550.9	1,396.6	1,037.4
Industrial	120.0	135.1	236.7	275.6
Other	20.1	19.2	40.3	39.3
	1,048.6	936.2	2,280.1	1,920.4
Average cost of electric fuel and purchased power per kWh	$.024	$.030	$.025	$.030
Cooling degree days (% warmer (colder) than prior year)[1]
Montana	30.3%	(29.1)%	31.9%	(29.1)%
North Dakota	35.7%	(48.9)%	35.7%	(48.9)%
South Dakota	52.3%	(57.6)%	52.4%	(57.6)%
Wyoming	(16.4)%	61.6%	(14.3)%	62.5%
[1]Cooling degree days are a measure of the energy demand for cooling.
Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024 Electric earnings decreased $5.1 million as a result of:
•Revenue decreased $1.1 million.
◦Largely due to:
▪Lower fuel and purchased power costs of $1.8 million recovered in customer rates and offset in expense, as described below.
▪Lower renewable tracker revenues associated with higher production tax credits offset in income tax benefit, as described below.
◦Partially offset by:
▪Higher net transmission revenue of $1.1 million, including data center revenue.
▪Rate relief of $500,000 in South Dakota.
•Electric fuel and purchased power decreased $1.8 million, largely the result of lower commodity prices, partially offset by higher retail sales volumes.
•Operation and maintenance increased $6.8 million.
◦Largely the result of:
▪Higher payroll-related costs of $2.5 million.
▪Higher contract services related to electric generation station planned outage-related costs of $2.1 million.
▪Increased software expense of $1.9 million.
▪Higher insurance expense.
◦Also reflected are higher costs associated with services provided to Everus as part of the TSA, offset in other income, as described below.
•Depreciation and amortization increased $1.1 million, largely due to increased property, plant, and equipment balances as a result of transmission projects placed in service to improve reliability and update aging infrastructure.
•Taxes, other than income increased $200,000, largely as a result of higher payroll tax.
•Other income increased $700,000, primarily resulting from higher TSA income, as described above, and higher returns on the Company's nonqualified benefit plan investments.

Index
•Interest expense increased $400,000, largely the result of lower AFUDC.
•Income tax benefit increased $2.0 million, largely due to lower income before income taxes, and higher production tax credits of $400,000 driven by higher wind production.
Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024 Electric earnings decreased $8.0 million as a result of:
•Revenue increased $3.5 million.
◦Largely due to:
▪Higher fuel and purchased power costs of $2.2 million recovered in customer rates and offset in expense, as described below.
▪Higher retail sales volumes of $1.8 million, driven primarily by higher residential volumes, largely due to colder weather in the first quarter of the year, and higher commercial volumes from the data center as further discussed in the Outlook section.
▪Higher net transmission revenue of $1.5 million, including data center revenue.
▪Rate relief of $900,000 in South Dakota.
◦Partially offset by lower renewable tracker revenues, partly associated with higher production tax credits offset in income tax benefit, as described below.
•Electric fuel and purchased power increased $2.2 million, largely the result of higher retail sales volumes, partially offset by lower commodity prices.
•Operation and maintenance increased $11.8 million.
◦Largely the result of:
▪Higher payroll-related costs of $3.5 million.
▪Higher contract services related to electric generation station outage-related costs of $3.0 million.
▪Increased software expense of $2.9 million.
▪Higher insurance expense.
◦Also reflected are higher costs associated with services provided to Everus as part of the TSA, offset in other income, as described below.
•Depreciation and amortization increased $1.7 million, largely due to increased property, plant, and equipment balances as a result of transmission projects placed in service to improve reliability and update aging infrastructure.
•Taxes, other than income was comparable to the same period in the prior year.
•Other income decreased $300,000, primarily resulting from lower interest income from regulatory deferral balances and lower returns on the Company's nonqualified benefit plan investments, partially offset by TSA income as described above.
•Interest expense increased $800,000, largely the result of lower AFUDC.
•Income tax benefit increased $5.2 million, largely due to lower income before income taxes, and higher production tax credits of $2.3 million driven by higher wind production.

Index
Earnings overview - The following information summarizes the performance of the natural gas distribution segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Variance	2025	2024	Variance
	(In millions)
Operating revenues	$206.9	$201.5	2.7%	$746.2	$661.0	12.9%
Operating expenses:
Purchased natural gas sold	105.8	103.4	2.3%	456.3	392.3	16.3%
Operation and maintenance	60.5	55.0	10.0%	124.1	114.3	8.6%
Depreciation and amortization	26.5	25.5	3.9%	52.6	51.0	3.1%
Taxes, other than income	17.0	16.4	3.7%	47.6	44.0	8.2%
Total operating expenses	209.8	200.3	4.7%	680.6	601.6	13.1%
Operating income (loss)	(2.9)	1.2	(341.7)%	65.6	59.4	10.4%
Other income	5.1	5.4	(5.6)%	8.4	13.5	(37.8)%
Interest expense	13.8	15.4	(10.4)%	28.6	31.0	(7.7)%
Income (loss) before income taxes	(11.6)	(8.8)	31.8%	45.4	41.9	8.4%
Income tax (benefit) expense	(4.2)	(3.8)	10.5%	8.1	6.9	17.4%
Net income (loss)	$(7.4)	$(5.0)	48.0%	$37.3	$35.0	6.6%

Operating statistics	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues (millions)
Retail sales:
Residential	$106.1	$108.2	$397.7	$372.2
Commercial	63.4	64.5	253.0	226.6
Industrial	9.4	9.3	25.1	23.9
	178.9	182.0	675.8	622.7
Transportation and other	28.0	19.5	70.4	38.3
	$206.9	$201.5	$746.2	$661.0
Volumes (MMdk)
Retail sales:
Residential	8.5	9.7	40.3	39.7
Commercial	7.0	7.3	28.9	27.2
Industrial	1.0	1.2	2.7	3.0
	16.5	18.2	71.9	69.9
Transportation sales:
Commercial	.3	.3	1.1	1.0
Industrial	38.1	40.3	86.5	96.5
	38.4	40.6	87.6	97.5
Total throughput	54.9	58.8	159.5	167.4
Average cost of natural gas per dk	$6.42	$5.69	$6.35	$5.61
Heating degree days (% colder (warmer) than prior year)[1]
Idaho	(21.7)%	3.0%	(.9)%	(11.1)%
Minnesota	21.4%	(30.2)%	16.8%	(21.5)%
Montana	(2.6)%	.3%	6.4%	(5.8)%
North Dakota[2]	14.1%	(22.0)%	12.6%	(17.0)%
Oregon[2]	(12.4)%	11.8%	(1.4)%	(5.9)%
South Dakota[2]	5.2%	(12.8)%	9.7%	(11.7)%
Washington[2]	(22.7)%	18.9%	(3.3)%	1.2%
Wyoming	12.9%	(10.1)%	10.5%	(13.3)%
[1]Heating Degree days are a measure of the daily temperature demand for energy heating. [2]Weather normalization or decoupling mechanisms are in place that minimize the weather impact.

Index
Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024 Natural gas distribution reported an increased seasonal loss of $2.4 million as a result of:
•Revenue increased $5.4 million.
◦Largely due to:
▪Rate relief of $3.2 million, primarily in Washington and Montana.
▪Higher purchased natural gas sold of $2.4 million, including net environmental compliance costs, recovered in customer rates and offset in expense, as described below.
▪Higher transportation revenues of $1.3 million.
◦Partially offset by:
▪Lower retail sales volumes of $1.0 million, which includes lower volumes to all customer classes, largely due to warmer weather in Idaho, offset in part by weather normalization and decoupling mechanisms in certain jurisdictions.
•Purchased natural gas sold increased $2.4 million, largely due to net environmental compliance costs of $10.3 million and higher commodity costs of $1.8 million. These increases were largely offset by lower volumes of natural gas purchased of $9.7 million.
•Operation and maintenance increased $5.5 million.
◦Due in large part to:
▪Higher payroll-related costs of $2.8 million.
▪Higher software-related expense of $1.2 million.
▪Higher costs associated with MAOP projects.
▪Higher insurance expense.
◦Also reflected are higher costs associated with services provided to Everus as part of the TSA, offset in other income, as described below.
•Depreciation and amortization increased $1.0 million, of which $1.6 million resulted from increased property, plant and equipment balances related to growth and replacement projects placed in service, partially offset by lower depreciation rates implemented from rates cases in North Dakota and Montana, and lower regulatory amortizations.
•Taxes, other than income increased $600,000, largely from higher revenue-based taxes recovered in rates.
•Other income decreased $300,000.
◦Primarily due to:
▪Lower interest income on regulatory deferral balances.
◦Partially offset by:
▪Higher TSA revenue, of $2.0 million as described above.
▪Higher returns on the Company's nonqualified benefit plans.
•Interest expense decreased $1.6 million, primarily from lower long-term interest expense, largely due to lower long-term debt balances.
•Income tax benefit increased $400,000, primarily the result of higher seasonal loss before income taxes, partially offset by changes in permanent tax adjustments.
Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024 Natural gas distribution earnings increased $2.3 million as a result of:
•Revenue increased $85.2 million.
◦Largely due to:
▪Higher purchased natural gas sold of $64.0 million, including net environmental compliance costs, recovered in customer rates and offset in expense, as described below.
▪Rate relief of $10.0 million, primarily in Washington, Montana and South Dakota.
▪Higher revenue-based taxes recovered in rates of $4.1 million offset in expense, as described below.
▪Higher retail sales volumes of $2.3 million, which includes higher volumes to commercial and residential customer classes, largely due to colder weather in certain jurisdictions, and weather normalization and decoupling mechanisms in certain jurisdictions.
▪Higher transportation revenues of $2.2 million.
▪Higher conservation revenues of $2.0 million that were offset in expense, as described below.
•Purchased natural gas sold increased $64.0 million, largely due to net environmental compliance costs of $47.6 million, higher volumes of natural gas purchased of $11.1 million and higher commodity costs of $5.3 million.

Index
•Operation and maintenance increased $9.8 million.
◦Due in large part to:
▪Higher payroll-related costs of $3.2 million.
▪Higher conservation-related costs of $2.0 million which are recovered in rates, as discussed above.
▪Higher software-related expense of $1.1 million.
▪Higher costs associated with MAOP projects.
▪Higher insurance expense.
◦Also reflected are higher costs associated with services provided to Everus as part of the TSA, offset in other income, as described below.
•Depreciation and amortization increased $1.6 million, primarily resulting from growth and replacement projects placed in service of $3.3 million, largely offset by lower depreciation rates implemented from rate cases in North Dakota, Montana and South Dakota of $1.0 million, and lower regulatory amortizations.
•Taxes, other than income increased $3.6 million, primarily from higher revenue-based taxes, as described above.
•Other income decreased $5.1 million.
◦Primarily due to:
▪Lower interest on regulatory deferral balances.
▪The absence of $2.2 million of interest income associated with prior year renewable natural gas projects.
▪Lower returns of $800,000 on the Company's nonqualified benefit plans.
◦Offset in part by higher TSA revenue, as described above.
•Interest expense decreased $2.4 million, primarily from lower long-term interest expense, largely due to lower long-term debt balances.
•Income tax expense increased $1.2 million, primarily the result of a change in permanent tax adjustments and higher income before income taxes.
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
The EPA's GHG and mercury emissions standards finalized in May 2024 would have required additional pollution controls for Coyote Station to operate beyond 2031 and 2027, respectively. In April 2025, the EPA granted a two year extension for Coyote Station to add pollution controls to comply with the mercury emissions standard. In June 2025, the EPA proposed rules to repeal both the mercury emissions standard and the electric generation GHG emissions standard. If the rules go into effect, it could require owners of Coyote station to incur significant new costs. These costs could, dependent on determination by state regulatory commissions on approval to recover such costs from customers, negatively impact the Company's results of operations, financial position and cash flows. In December 2024, the EPA issued a final decision on the NDDEQ's Regional Haze state implementation plan, maintaining the proposed disapproval of the state's conclusion that no additional controls are warranted during this implementation period. The EPA did not issue a federal implementation plan in place of the state plan and would have two years from the state plan disapproval to either propose a federal plan or approve a new state plan. Coyote Station co-owners filed a petition for review with the Eighth Circuit in January 2025, challenging EPA's NDDEQ state plan disapproval, and in February 2025, filed a petition for reconsideration with the EPA, which was granted in April 2025. In March 2025, the EPA announced the agency is restructuring the regulations for implementing the Regional Haze Program. In June 2025, the Eighth Circuit granted a request by the EPA to continue to hold the petition of review proceeding in abeyance so that the EPA could review the previous administration's findings and actions. The Company is one of four owners of Coyote Station and cannot make a unilateral decision on the plant's future; therefore, the Company could be negatively impacted by decisions of the other owners. The joint owners continue to collaborate in analyzing data and weighing decisions that impact the plant and its employees as well as each company's customers and communities served.

Index
In February 2025, Montana-Dakota entered into a definitive purchase and sale agreement with Badger Wind, LLC, a subsidiary of Orsted Onshore North America, LLC. Pursuant to the terms of the agreement, Montana-Dakota will purchase a 49 percent undivided ownership interest in a wind project being constructed and located in North Dakota that is anticipated to have a net generating capacity of approximately 250 MW for a purchase price of $294.0 million, which would represent 122.5 MW of wind generation to be owned by Montana-Dakota. The purchase agreement is contingent on regulatory approval from the NDPSC for Advance Determination of Prudence, for which a hearing is scheduled on September 9, 2025. This transaction would reduce Montana-Dakota's purchase requirements under the existing power purchase agreement with Badger Wind, LLC, dated November 4, 2024.
In March 2023, the Company began to provide power for Applied Digital's data center near Ellendale, North Dakota. At full capacity, the data center requires 180 MW of electricity, which is the equivalent of about 28 percent of the Company's generation portfolio. Applied Digital's load is purchased from the MISO market and does not impact other customers' power supply. An electric service agreement to serve an additional 350 MW data center load with Applied Digital in the Company's service territory was approved by the NDPSC. 100 MW of the additional data center load is expected to be online in the fourth quarter of 2025.
In August 2024, the Company filed a request with the SDPUC seeking approval on an electric service agreement to provide up to 50 MW of electricity to a data center near Leola, South Dakota. Construction of the data center and approval of the electric service agreement which had been pending development of new local siting requirements for data center loads by McPherson County in South Dakota, were effective August 5, 2025. Approval of the electric service agreement with the SDPUC is still pending final approvals of the data center siting with McPherson County.
The Infrastructure Investment and Jobs Act, commonly known as the Bipartisan Infrastructure Law, was enacted in the fourth quarter of 2021 designating funds for investments such as upgrades to electric and grid infrastructure, transportation systems, and electric vehicle infrastructure. In addition, the IRA provided new funding for clean energy programs. The Company is pursuing various opportunities under the Grid Resilience and Innovative Partnerships Program, which is part of the Infrastructure Investment and Jobs Act, and is also pursuing a biogas property at the Knott Landfill site in Bend, Oregon which may qualify for an investment tax credit and clean fuel production credits as part of the IRA. As discussed in Note 18, the Company is evaluating the impact the One Big Beautiful Bill Act may have on these projects.
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
The Electric Generation and Greenhouse Gas Rule establishes GHG emissions standards for new natural gas-fired electric generating units and existing coal units. In June 2025, the EPA proposed a rule repealing and replacing the 2024 GHG emission standards with one of two proposed options. The primary option would exclude the power sector from Clean Air Act regulation for GHG emissions requirements while a secondary option would repeal the carbon capture and sequestration and natural gas co-fire-based pollution control standards for existing coal units. Under either proposed option, early retirement of coal-fired units and significant pollution control expenditures are not anticipated. Comments on the proposed rule are due August 7, 2025.
The Mercury and Air Toxics Standards Rule tightens mercury emissions and non-mercury metals emissions standards for coal-fired generation facilities. In June 2025, the EPA proposed repealing the 2024 Mercury and Air Toxics Standard Rule, including the stricter mercury standards for lignite-fired coal units and filterable particulate matter continuous emissions monitoring system installation. Comments on the proposed rule are due August 11, 2025.
If the costs to comply with these rules are not fully recoverable from customers, they could have a material adverse effect on the Company's results of operations and cash flows.
•In July 2025, the EPA released a new proposed rule, Reconsideration of 2009 Endangerment Finding and Greenhouse Gas Vehicle Standards, to repeal the EPA's 2009 determination. This proposal would undo the basis for federal regulation of GHG's under the Clean Air Act. The Company is evaluating the proposal.
•In July 2024, the ODEQ released the Climate Protection Program Rule, which was adopted by the Oregon Environmental Quality Commission in November 2024. The Company intends to meet its obligations through surrendering no cost emissions allowances and will fill remaining compliance obligations by investing in additional customer conservation and energy efficiency programs, purchasing community climate investment credits, and low carbon fuel projects such as RNG and purchasing associated environmental attributes. Compliance costs for these regulations are being recovered through customer rates. Due to the timing of regulatory recovery, future compliance obligation purchases could impact the Company's operating cash flow.

Index
•In Washington, the Climate Commitment Act was effective in 2023. Compliance costs for these regulations are being recovered through customer rates. Due to the timing of regulatory recovery, the purchase of allowances could impact the Company's operating cash flow.
•The Washington SBCC in November and December 2023, adopted residential and commercial building code amendments that will significantly limit the use of natural gas for space and water heating in new and retrofitted commercial and multifamily buildings and proposed the review of similar restrictions in the future for residential buildings. In May 2024, the Company filed a joint complaint seeking declaratory and injunctive relief under federal law against the Washington SBCC's adoption of the Washington State Energy Code. This complaint was dismissed by the federal district court. Petitioners have appealed this decision to the United States Court of Appeals for the Ninth Circuit. The Company's opening brief was filed July 17, 2025.
Initiative Measure No. 2066, which was approved by voters, prohibits the Washington State Energy Code from "in any way prohibit, penalize, or discourage the use of gas for any form of heating, or for uses related to any appliance or equipment, in any building." On May 9, 2025, the King County Superior Court filed an order ruling Initiative Measure No. 2066 unconstitutional. On May 27, 2025, the Building Industry Association of Washington filed a notice of appeal with the King County Superior Court.
•In March 2024, the SEC issued Final Rule 33-11275 - The Enhancement and Standardization of Climate-Related Disclosures for Investors. In April 2024, the SEC announced that it would voluntarily stay its final climate disclosure rules pending judicial review. In March 2025, the SEC withdrew its defense of the rules. In July 2025, the SEC asked the Eighth Circuit to issue a ruling on the abandoned climate regulations.
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
Earnings overview - The following information summarizes the performance of the pipeline segment.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Variance	2025	2024	Variance
	(In millions)
Operating revenues	$56.3	$52.9	6.4%	$113.0	$104.2	8.4%
Operating expenses:
Operation and maintenance	22.4	19.3	16.1%	41.7	37.7	10.6%
Depreciation and amortization	7.9	7.3	8.2%	15.9	14.4	10.4%
Taxes, other than income	3.6	3.0	20.0%	6.9	6.1	13.1%
Total operating expenses	33.9	29.6	14.5%	64.5	58.2	10.8%
Operating income	22.4	23.3	(3.9)%	48.5	46.0	5.4%
Other income	1.7	3.1	(45.2)%	2.1	3.9	(46.2)%
Interest expense	4.3	3.8	13.2%	8.5	7.8	9.0%
Income before income taxes	19.8	22.6	(12.4)%	42.1	42.1	—%
Income tax expense	4.4	5.3	(17.0)%	9.5	9.8	(3.1)%
Net income	$15.4	$17.3	(11.0)%	$32.6	$32.3	.9%

Operating statistics	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Transportation volumes (MMdk)	151.4	160.7	294.9	308.4
Customer natural gas storage balance (MMdk):
Beginning of period	22.1	23.4	44.1	37.7
Net injection (withdrawal)	12.5	18.0	(9.5)	3.7
End of period	34.6	41.4	34.6	41.4
Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024 Pipeline earnings decreased $1.9 million as a result of:
•Revenues increased $3.4 million as a result of:
◦Increased demand revenue, largely due to:
▪Growth projects placed in service throughout 2024 of $2.9 million.
▪Increased usage of short-term natural gas transportation contracts of $700,000.
▪Partially offset by the expiration of certain contracts.
◦Higher non-regulated project revenue of $900,000.
◦Partially offset by lower storage-related revenues of $500,000.
◦Operation and maintenance increased $3.1 million.
◦Primarily from:
▪Higher payroll-related costs of $900,000.
▪Higher non-regulated project costs of $900,000, associated with increased non-regulated project revenue as previously discussed.
▪Also reflected are higher costs associated with services provided to Everus as part of TSA, offset in other income, as described below.
▪Higher other costs including contract services and insurance.
▪Depreciation and amortization increased $600,000 driven largely by higher property, plant and equipment balances related to growth projects placed in service as previously discussed.
•Taxes, other than income increased $600,000, largely due to higher property tax valuations in Montana.
•Other income decreased $1.4 million, primarily due to the absence of proceeds received in 2024 from a customer settlement of $2.0 million, partially offset by higher TSA income, as described above.

Index
•Interest expense increased $500,000, primarily from higher debt balances to fund capital expenditures.
•Income tax expense decreased $900,000, largely due to lower income before taxes and a decrease in the state effective tax rate largely due to growth in North Dakota.
Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024 Pipeline earnings increased $300,000 as a result of:
•Revenues increased $8.8 million as a result of:
◦Increased demand revenue, largely due to:
▪Growth projects placed in service throughout 2024 of $6.7 million.
▪Increased usage of short-term natural gas transportation contracts of $2.5 million.
▪Higher storage related revenue of $800,000.
▪Partially offset by the expiration of certain contracts.
◦Operation and maintenance increased $4.0 million.
◦Primarily from:
▪Higher payroll-related costs of $2.2 million.
▪Higher costs associated with services provided to Everus as part of the TSA, offset in other income, as described below.
▪Higher other costs including insurance and contract services.
•Depreciation and amortization increased $1.5 million driven largely by higher property, plant and equipment balances related to growth projects placed in service, as previously discussed.
•Taxes, other than income increased $800,000, largely due to higher property tax valuations in Montana.
•Other income decreased $1.8 million, primarily due to the absence of proceeds received in 2024 from a customer settlement of $2.0 million and lower interest income, partially offset by higher TSA income of $900,000, as described above.
•Interest expense increased $700,000, primarily from higher debt balances to fund capital expenditures.
•Income tax expense decreased $300,000, primarily from a decrease in the state effective tax rate largely due to growth in North Dakota.
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
The Company continues to focus on improving existing operations and on growth opportunities through organic expansion projects in all areas in which it operates, which includes additional projects with local distribution companies, Bakken area producers, electric generation customers and industrial customers in various stages of development, including:
•Began construction in May 2025 on the Minot Expansion Project, to meet the needs of a local distribution company in north central North Dakota. The project will add approximately 7 MMcf of natural gas transportation capacity per day. The project is supported by a long-term customer agreement and is expected to be in service in the fourth quarter of 2025.

Index
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
•Potential Bakken East Pipeline project, which could consist of 350 miles of pipeline construction from western North Dakota to the eastern part of the state, plus additional pipeline laterals. The Company is continuing negotiations with interested parties with a focus on project timing and volumes to determine the feasibility of the project and is actively working with landowners to conduct environmental and civil surveys along the potential route.
•A binding open season for a potential Baker Storage Field Enhancement and associated transportation expansion project concluded in May 2025. The Company is reviewing results and based on initial feedback is evaluating a smaller project to align with the customer interest received during the open season.
See Capital Expenditures within this section for information on the expenditures related to these growth projects.
Other

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2025	2024	Variance	2025	2024	Variance
	(In millions)
Operating revenues	$.1	$—	100.0%	$.3	$—	100.0%
Operating expenses:
Operation and maintenance	.4	2.9	(86.2)%	.5	9.2	(94.6)%
Depreciation and amortization	—	.6	(100.0)%	—	1.2	(100.0)%
Taxes, other than income	—	.1	(100.0)%	—	.2	(100.0)%
Total operating expenses	.4	3.6	(88.9)%	.5	10.6	(95.3)%
Operating loss	(.3)	(3.6)	(91.7)%	(.2)	(10.6)	(98.1)%
Other income	1.6	4.3	(62.8)%	3.0	9.7	(69.1)%
Interest expense	.9	4.5	(80.0)%	1.9	8.3	(77.1)%
Income (loss) before income taxes	.4	(3.8)	(110.5)%	.9	(9.2)	(109.8)%
Income tax (benefit) expense	4.7	3.8	23.7%	(.4)	(3.5)	(88.6)%
Income (loss) from continuing operations	(4.3)	(7.6)	(43.4)%	1.3	(5.7)	(122.8)%
Discontinued operations, net of tax	(.4)	40.2	(101.0)%	(.9)	66.3	(101.4)%
Net income (loss)	$(4.7)	$32.6	(114.4)%	$.4	$60.6	(99.3)%
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
Three and Six Months Ended June 30, 2025, Compared to Three and Six Months Ended June 30, 2024, respectively.
For the quarter and year to date, Other reported decreased net income compared to the same periods in 2024. The decreases were primarily due to the absence of income from discontinued operations in 2025 and income tax adjustments related to the Company's annualized estimated tax rate. Partially offsetting the decreases were lower operation and maintenance expenses, primarily a result of corporate overhead costs classified as continuing operations allocated to Everus in 2024, which are not included in Other in 2025.
Also included in Other is insurance activity at the company's captive insurer, and general and administrative costs and interest expense previously allocated to the exploration and production and refining business that did not meet the criteria for discontinued operations.

Index
Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts related to these items were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In millions)
Intersegment transactions:
Operating revenues	$10.2	$9.1	$44.0	$39.5
Purchased natural gas sold	9.8	8.8	43.1	39.1
Operation and maintenance	.4	.3	.9	.4
Other income	1.2	4.4	2.3	8.9
Interest expense	1.2	4.4	2.3	8.9
For more information on intersegment eliminations, see Note 14.
Liquidity and Capital Commitments
At June 30, 2025, the Company had cash, cash equivalents and restricted cash of $58.8 million and available borrowing capacity of $602.7 million under the outstanding credit facilities of the Company and its subsidiaries. The Company expects to meet its obligations for debt maturing within one year and its other operating and capital requirements from various sources, including internally generated funds; credit facilities and commercial paper of the Company and its subsidiaries, as described in Capital resources; and issuance of debt and equity securities if necessary.
Cash flows

	Six Months Ended
	June 30,
	2025	2024
	(In millions)
Net cash provided by (used in):
Operating activities	$334.9	$301.6
Investing activities	(174.4)	(236.0)
Financing activities	(168.6)	(48.2)
(Decrease) increase in cash, cash equivalents and restricted cash	(8.1)	17.4
Cash, cash equivalents and restricted cash -- beginning of year	66.9	77.0
Cash, cash equivalents and restricted cash -- end of period*	$58.8	$94.4
*Includes cash of discontinued operations of $15.7 million at June 30, 2024.

Index
Operating activities

	Six Months Ended
	June 30,
	2025	2024	Variance
	(In millions)
Components of net cash provided by operating activities:
Net income	$95.7	$161.3	$(65.6)
(Loss) income from discontinued operations, net of tax	(.9)	66.3	(67.2)
Income from continuing operations	96.6	95.0	1.6
Adjustments to reconcile net income to net cash provided by operating activities	88.1	95.9	(7.8)
Changes in current assets and liabilities, net of acquisitions:
Receivables	129.5	112.2	17.3
Inventories	25.0	22.7	2.3
Other current assets	86.7	29.3	57.4
Accounts payable	(47.6)	(56.7)	9.1
Other current liabilities	(28.4)	(13.0)	(15.4)
Pension & postretirement benefit plan contributions	(2.5)	(.5)	(2.0)
Other noncurrent changes	(11.8)	14.5	(26.3)
Net cash provided by continuing operations	335.6	299.4	36.2
Net cash (used in) provided by discontinued operations	(.7)	2.2	(2.9)
Net cash provided by operating activities	$334.9	$301.6	$33.3
The changes in cash flows from operating activities generally follow the results of operations, as discussed in Business Segment Financial and Operating Data, and are affected by changes in working capital.
The increase in cash flows provided by operating activities in 2025 from 2024 was largely driven by the collection of purchased gas cost balances, including net environmental compliance costs, at the natural gas distribution business. Also contributing was an increase of cash from accounts receivable, largely due to higher gas costs in December 2024 at the natural gas distribution business.
Investing activities

	Six Months Ended
	June 30,
	2025	2024	Variance
	(In millions)
Components of net cash used in investing activities:
Capital expenditures	$(174.0)	$(226.9)	$52.9
Cost of removal, net of salvage value	(2.5)	(3.6)	1.1
Investments	(2.9)	(3.0)	.1
Proceeds from investment excess cash and cost basis withdrawal	5.0	9.0	(4.0)
Net cash used in continuing operations	(174.4)	(224.5)	50.1
Net cash used in discontinued operations	—	(11.5)	11.5
Net cash used in investing activities	$(174.4)	$(236.0)	$61.6
The cash used in investing activities decreased as compared to 2024, primarily due to lower capital expenditures at the natural gas distribution and pipeline businesses and the absence of cash used in discontinued operations in 2024.

Index
Financing activities

	Six Months Ended
	June 30,
	2025	2024	Variance
	(In millions)
Components of net cash used in financing activities:
Repayment of short-term borrowings	$—	$(95.0)	$95.0
Issuance of long-term debt	—	113.7	(113.7)
Repayment of long-term debt	(111.0)	(11.1)	(99.9)
Debt issuance costs	—	(1.7)	1.7
Costs of issuance of common stock	—	(.1)	.1
Dividends paid	(53.1)	(51.4)	(1.7)
Tax withholding on stock-based compensation	(4.5)	(2.6)	(1.9)
Net cash used in continuing operations	(168.6)	(48.2)	(120.4)
Net cash used in discontinued operations	—	—	—
Net cash used in financing activities	$(168.6)	$(48.2)	$(120.4)
The increase in cash used in financing activities in 2025 from 2024 was largely due to lower issuance and higher repayment of long-term debt, primarily related to the absence of the 2024 issuance at the pipeline business, as well as repayment of the revolving credit agreements at the natural gas distribution business. Partially offsetting these items was the absence of the 2024 repayment of short-term borrowings at the natural gas distribution business.
Capital expenditures
Capital expenditures for the first six months of 2025 and 2024 were $179.4 million and $231.3 million, respectively. Capital expenditures at the Company's business segments are estimated to be approximately $539.0 million for 2025, which is comparable to what was previously reported in the 2024 Annual Report. Capital expenditure estimates have been updated to accommodate project timeline and scope changes made thus far in 2025.
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
Debt resources
Certain debt instruments of the Company and its subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt instruments, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at June 30, 2025. In the event the Company and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. As of June 30, 2025, the Company had investment grade credit ratings at all entities issuing debt. For more information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 6 in this document and Part II, Item 8 in the 2024 Annual Report.
The following table summarizes the outstanding revolving credit facilities of the Company and its subsidiaries at June 30, 2025:

Company	Facility		Facility Limit		Amount Outstanding	Letters of Credit		Expiration Date
			(In millions)
Montana-Dakota Utilities Co.	Commercial paper/Revolving credit agreement	(a)	$200.0		$43.3	$—		10/18/28
Cascade Natural Gas Corporation	Revolving credit agreement		$175.0	(b)	$14.0	$2.2	(c)	6/20/29
Intermountain Gas Company	Revolving credit agreement		$175.0	(b)	$86.8	$—		6/20/29
MDU Resources Group, Inc.	Revolving credit agreement		$200.0	(d)	$—	$1.0	(c)	5/31/28

(a)The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Montana-Dakota on stated conditions, up to a maximum of $250.0 million). At June 30, 2025, there were no amounts outstanding under the revolving credit agreement.
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
Total equity as a percent of total capitalization was 56 percent at both June 30, 2025 and 2024 and 54 percent at December 31, 2024. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including debt in discontinued operations, short-term borrowings and long-term debt due within 12 months, plus total equity. Management believes this ratio is an indicator of how the Company is financing its operations, as well as its financial strength.
Intermountain On July 15, 2025, Intermountain entered into a note purchase agreement to issue $50.0 million of senior notes, with a maturity date of July 15, 2055, at an interest rate of 6.39 percent. $25.0 million of these notes were issued on July 15, 2025, and the remaining $25.0 million is expected to be issued in October 2025. The agreement contains customary covenants and provisions, including a covenant of Intermountain not to permit, at any time, the ratio of debt to total capitalization to be greater than 65 percent. Other covenants include a minimum interest coverage ratio and restrictions on the sale of certain assets.
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
There were no material changes to the Company's noncontributory qualified defined benefit pension plans from those reported in the 2024 Annual Report other than the Company now expects to contribute approximately $3.4 million to its pension plans in 2025, largely resulting from acceleration of contributions in order to decrease costs. For more information, see Note 15 and Part II, Item 7 in the 2024 Annual Report.
New Accounting Standards
For information regarding new accounting standards, see Note 2, which is incorporated by reference.
Critical Accounting Estimates
The Company's critical accounting estimates include impairment testing of goodwill; regulatory assets expected to be recovered in rates charged to customers; actuarially determined pension and other postretirement benefit costs; and income taxes. There were no material changes in the Company's critical accounting estimates from those reported in the 2024 Annual Report, except for the estimate related to construction contract revenue recognition, which is no longer a critical accounting estimate subsequent to the separation of Everus in 2024. For more information on critical accounting estimates, see Part II, Item 7 in the 2024 Annual Report.
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
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
Part II -- Other Information
Item 1. Legal Proceedings
There were no material changes to the Company's legal proceedings in Part 1, Item 3 - Legal Proceedings in the 2024 Annual Report.
Item 1A. Risk Factors
Please refer to the Company's risk factors that are disclosed in Part I, Item 1A. Risk Factors in the 2024 Annual Report that could be materially harmful to the Company's business, prospects, financial condition or financial results if they occur. At June 30, 2025, there were no material changes to the Company's risk factors provided in Part I, Item 1A. Risk Factors in the 2024 Annual Report other than as set forth below.
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

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2025	—	$—	—	—
May 1 through May 31, 2025	—	$—	—	—
June 1 through June 30, 2025	1,833	$16.58	—	—
Total	1,833	$16.58	—	—

(1) Represents shares of common stock purchased on the open market for the Company's non-employee directors who elected to receive additional shares of common stock in lieu of a portion of their cash retainer.
(2) Not applicable. The Company does not currently have in place any publicly announced plans or programs to repurchase equity securities.

Item 5. Other Information
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
See the index to exhibits immediately preceding the signature page to this report.

Index

Exhibits Index
Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number

3(a)	Amended and Restated Certificate of Incorporation of MDU Resources Group, Inc.		8-K		3.2	5/8/19	1-03480
3(b)	Bylaws of MDU Resources Group, Inc.		8-K		3.1	2/14/25	1-03480
†10(a)	MDU Resources Group, Inc. Long-Term Performance-Based Incentive Plan, as amended and restated		8-K		10.1	5/15/25	1-03480
31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
*32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Furnished Herewith
†Management contract, compensatory plan or arrangement

Index
Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU RESOURCES GROUP, INC.

DATE:	August 7, 2025	BY:	/s/ Jason L. Vollmer
Jason L. Vollmer
Chief Financial Officer

		BY:	/s/ Stephanie A. Sievert
Stephanie A. Sievert
Chief Accounting and Regulatory Affairs Officer