Form 10-Q
period 2025-09-30
MDU RESOURCES GROUP INC
filed 2025-11-10
CIK 67716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 3, 2025: 204,331,170 shares.

Index
Definitions
The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2024 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2024
AFUDC	Allowance for funds used during construction
Applied Digital	Applied Digital Corporation
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
ATM	At-the-Market
Cascade	Cascade Natural Gas Corporation, an indirect wholly-owned subsidiary of MDU Energy Capital
Centennial	CEHI, LLC, a direct wholly-owned subsidiary of the Company, formerly known as Centennial Energy Holdings, Inc., prior to the separation of Knife River from the Company. References to Centennial's historical business and operations refer to the business and operations of Centennial Energy Holdings, Inc.
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly-owned subsidiary of Centennial
CODM	Chief Operating Decision Maker
Company	MDU Resources Group, Inc.
COVID-19	Coronavirus disease 2019
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
CWIP	Construction work in progress, costs associated with the construction of new utility facilities recorded on the balance sheet until these facilities are placed in service
dk	Decatherm
EDA	Equity Distribution Agreement
Eighth Circuit	United States Court of Appeals for the Eighth Circuit
EPA	United States Environmental Protection Agency
Everus	Everus Construction Group, Inc., a wholly-owned subsidiary of the Company prior to the separation from the Company, that was established in conjunction with the proposed separation of Everus Construction
Everus Construction	Everus Construction, Inc., a direct wholly-owned subsidiary of Centennial prior to the separation from the Company, formerly known as MDU Construction Services Group, Inc. prior to March 12, 2024
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fidelity	Fidelity Exploration & Production Company, an indirect wholly-owned subsidiary of Centennial (previously referred to as the Company's exploration and production segment)
FSA	Forward sale agreement
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Holding Company Reorganization	The internal holding company reorganization completed on January 1, 2019, pursuant to the agreement and plan of merger, dated as of December 31, 2018, by and among Montana-Dakota, the Company and MDUR Newco Sub, which resulted in the Company becoming a holding company and owning all of the outstanding capital stock of Montana-Dakota
Intermountain	Intermountain Gas Company, an indirect wholly-owned subsidiary of MDU Energy Capital
IPUC	Idaho Public Utilities Commission
IRA	Inflation Reduction Act of 2022
IRP	Integrated Resource Plan

Index

JETx	345-kV transmission line from Jamestown, North Dakota to Ellendale, North Dakota (50 percent ownership)
kWh	Kilowatt-hour
kV	Kilovolt
MAOP	Maximum allowable operating pressure
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly-owned subsidiary of the Company
MDUR Newco	MDUR Newco, Inc., a public holding company created by implementing the Holding Company Reorganization, now known as the Company
MDUR Newco Sub	MDUR Newco Sub, Inc., a direct, wholly-owned subsidiary of MDUR Newco, which was merged with and into Montana-Dakota in the Holding Company Reorganization
MISO	Midcontinent Independent System Operator, Inc., the organization that provides open-access transmission services and monitors the high-voltage transmission system in the Midwest United States and Manitoba, Canada and a southern United States region which includes much of Arkansas, Mississippi, and Louisiana
MMcf	Million cubic feet
MMdk	Million dk
Montana-Dakota	Montana-Dakota Utilities Co., a direct wholly-owned subsidiary of MDU Energy Capital
MTPSC	Montana Public Service Commission
MW	Megawatt
NDDEQ	North Dakota Department of Environmental Quality
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
NPA	Note Purchase Agreement
OBBBA	One Big Beautiful Bill Act
ODEQ	Oregon Department of Environmental Quality
OPUC	Oregon Public Utility Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
RNG	Renewable natural gas
SBCC	State Building Code Council
SDPUC	South Dakota Public Utilities Commission
SOFR	Secured Overnight Financing Rate
SEC	United States Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SPP	Southwest Power Pool, the organization that manages the electric grid and wholesale power market for the central United States
TSA	In connection with the separation of Everus, the Company and Everus entered into a Transition Services Agreement whereby each party will provide certain post-separation services on a transitional basis
VIE	Variable interest entity
Washington DOE	Washington State Department of Ecology
WBI Energy	WBI Energy, Inc., an indirect wholly-owned subsidiary of Centennial
WBI Energy Transmission	WBI Energy Transmission, Inc., an indirect wholly-owned subsidiary of Centennial
WYPSC	Wyoming Public Service Commission

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
As of September 30, 2025, the Company was organized into three reportable business segments. These business segments include: electric, natural gas distribution and pipeline. The Company's business segments are determined based on the Company's method of internal reporting, which generally segregates the business activities by differences in products and services. The internal reporting of these segments is defined based on the reporting and review process used by the Company's CODM.
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

Index
Part I -- Financial Information
Item 1. Financial Statements

MDU Resources Group, Inc.
Consolidated Statements of Income
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Operating revenues	$315,036	$289,694	$1,341,055	$1,222,440
Operating expenses:
Purchased natural gas sold	58,514	53,377	471,728	406,569
Electric fuel and purchased power	41,098	32,576	119,737	108,991
Operation and maintenance	101,762	101,211	325,696	308,780
Depreciation and amortization	52,046	49,835	155,160	149,292
Taxes, other than income	21,776	17,849	85,699	77,731
Total operating expenses	275,196	254,848	1,158,020	1,051,363
Operating income	39,840	34,846	183,035	171,077
Other income	7,298	8,970	22,240	31,242
Interest expense	26,417	27,337	78,684	80,349
Income before income taxes	20,721	16,479	126,591	121,970
Income taxes	2,371	876	11,597	11,390
Income from continuing operations	18,350	15,603	114,994	110,580
Discontinued operations, net of tax	(39)	49,012	(938)	115,370
Net income	$18,311	$64,615	$114,056	$225,950
Earnings per share - basic:
Income from continuing operations	$.09	$.08	$.56	$.54
Discontinued operations, net of tax	—	.24	—	.57
Earnings per share - basic	$.09	$.32	$.56	$1.11
Earnings per share - diluted:
Income from continuing operations	$.09	$.08	$.56	$.54
Discontinued operations, net of tax	—	.24	—	.57
Earnings per share - diluted	$.09	$.32	$.56	$1.11
Weighted average common shares outstanding - basic	204,331	203,888	204,269	203,852
Weighted average common shares outstanding - diluted	205,285	204,678	205,153	204,451
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Net income	$18,311	$64,615	$114,056	$225,950
Other comprehensive income:
Postretirement liability adjustment:
Amortization of postretirement liability losses included in net periodic benefit credit, net of tax of $33 and $33 for the three months ended and $85 and $101 for the nine months ended in 2025 and 2024, respectively	103	104	324	311
Net unrealized gain on available-for-sale investments:
Net unrealized (loss) gain on available-for-sale investments arising during the period, net of tax of $(1) and $47 for the three months ended and $22 and $45 for the nine months ended in 2025 and 2024, respectively	(3)	177	82	170
Reclassification adjustment for loss on available-for-sale investments included in net income, net of tax of $1 and $1 for the three months ended and $2 and $5 for the nine months ended in 2025 and 2024, respectively	3	3	9	16
Net unrealized gain on available-for-sale investments	—	180	91	186
Other comprehensive income	103	284	415	497
Comprehensive income attributable to common stockholders	$18,414	$64,899	$114,471	$226,447
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Balance Sheets
(Unaudited)
	September 30, 2025	September 30, 2024	December 31, 2024
Assets	(In thousands, except shares and per share amounts)
Current assets:
Cash, cash equivalents and restricted cash	$75,853	$88,282	$66,904
Receivables, net	132,240	128,241	274,303
Current regulatory assets	179,149	241,008	215,436
Inventories	44,272	44,966	44,940
Prepayments and other current assets	69,853	76,478	64,676
Current assets of discontinued operations	—	888,845	—
Total current assets	501,367	1,467,820	666,259
Noncurrent assets:
Property, plant and equipment	7,863,725	7,420,616	7,554,063
Less accumulated depreciation and amortization	2,272,380	2,169,271	2,209,771
Net property, plant and equipment	5,591,345	5,251,345	5,344,292
Goodwill	345,736	345,736	345,736
Regulatory assets	305,890	343,578	322,350
Investments	118,443	112,954	115,459
Other	322,959	258,456	244,722
Noncurrent assets of discontinued operations	—	392,760	—
Total noncurrent assets	6,684,373	6,704,829	6,372,559
Total assets	$7,185,740	$8,172,649	$7,038,818
Liabilities and Stockholders' Equity
Current liabilities:
Long-term debt due within one year	$164,700	$86,777	$161,700
Accounts payable	122,109	106,503	150,070
Regulatory liabilities due within one year	143,822	157,068	137,167
Taxes payable	43,328	47,873	43,372
Dividends payable	28,606	26,024	26,511
Accrued compensation	31,628	30,082	35,264
Other accrued liabilities	132,356	148,630	124,514
Current liabilities of discontinued operations	—	678,418	—
Total current liabilities	666,549	1,281,375	678,598
Noncurrent liabilities:
Long-term debt	2,188,485	2,233,520	2,130,910
Deferred income taxes	434,099	452,513	441,320
Regulatory liabilities	473,812	463,790	459,170
Asset retirement obligations	419,616	397,952	406,351
Other	280,085	228,545	231,895
Noncurrent liabilities of discontinued operations	—	56,969	—
Total noncurrent liabilities	3,796,097	3,833,289	3,669,646
Commitments and contingencies
Stockholders' equity:
Common stock Authorized - 500,000,000 shares, $1.00 par value Shares issued - 204,331,170 at September 30, 2025, 203,888,237 at September 30, 2024 and 203,934,578 at December 31, 2024	204,331	203,888	203,935
Other paid-in capital	1,473,739	1,470,429	1,473,738
Retained earnings	1,061,407	1,401,555	1,029,699
Accumulated other comprehensive loss	(16,383)	(17,887)	(16,798)
Total stockholders' equity	2,723,094	3,057,985	2,690,574
Total liabilities and stockholders' equity	$7,185,740	$8,172,649	$7,038,818
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Equity
(Unaudited)
			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock
	Shares	Amount				Total
	(In thousands, except shares)
At December 31, 2024	203,934,578	$203,935	$1,473,738	$1,029,699	$(16,798)	$2,690,574
Net income	—	—	—	81,965	—	81,965
Other comprehensive income	—	—	—	—	192	192
Dividends declared on common stock	—	—	—	(26,765)	—	(26,765)
Stock-based compensation	—	—	1,646	—	—	1,646
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	396,592	396	(4,872)	—	—	(4,476)
At March 31, 2025	204,331,170	$204,331	$1,470,512	$1,084,899	$(16,606)	$2,743,136
Net income	—	—	—	13,780	—	13,780
Other comprehensive income	—	—	—	—	120	120
Dividends declared on common stock	—	—	—	(26,770)	—	(26,770)
Stock-based compensation	—	—	1,638	—	—	1,638
At June 30, 2025	204,331,170	$204,331	$1,472,150	$1,071,909	$(16,486)	$2,731,904
Net income	—	—	—	18,311	—	18,311
Other comprehensive income	—	—	—	—	103	103
Dividends declared on common stock	—	—	—	(28,813)	—	(28,813)
Stock-based compensation	—	—	1,636	—	—	1,636
Costs of issuance of common stock	—	—	(47)	—	—	(47)
At September 30, 2025	204,331,170	$204,331	$1,473,739	$1,061,407	$(16,383)	$2,723,094
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Equity
(Unaudited)
			Other Paid-in Capital	Retained Earnings	Accumu-lated Other Compre-hensive Loss
	Common Stock
	Shares	Amount				Total
	(In thousands, except shares)
At December 31, 2023	203,689,090	$203,689	$1,466,235	$1,253,693	$(18,384)	$2,905,233
Net income	—	—	—	100,898	—	100,898
Other comprehensive income	—	—	—	—	74	74
Dividends declared on common stock	—	—	—	(25,779)	—	(25,779)
Stock-based compensation	—	—	3,173	—	—	3,173
Costs of issuance of common stock	—	—	(35)	—	—	(35)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	199,147	199	(2,822)	—	—	(2,623)
At March 31, 2024	203,888,237	$203,888	$1,466,551	$1,328,812	$(18,310)	$2,980,941
Net income	—	—	—	60,436	—	60,436
Other comprehensive income	—	—	—	—	139	139
Dividends declared on common stock	—	—	—	(25,644)	—	(25,644)
Stock-based compensation	—	—	1,947	—	—	1,947
Costs of issuance of common stock	—	—	(15)	—	—	(15)
At June 30, 2024	203,888,237	$203,888	$1,468,483	$1,363,604	$(18,171)	$3,017,804
Net income	—	—	—	64,615	—	64,615
Other comprehensive income	—	—	—	—	284	284
Dividends declared on common stock	—	—	—	(26,664)	—	(26,664)
Stock-based compensation	—	—	1,946	—	—	1,946
At September 30, 2024	203,888,237	$203,888	$1,470,429	$1,401,555	$(17,887)	$3,057,985
The accompanying notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2025	2024
	(In thousands)
Operating activities:
Net income	$114,056	$225,950
(Loss) income from discontinued operations, net of tax	(938)	115,370
Income from continuing operations	114,994	110,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,160	149,292
Deferred income taxes	(12,473)	(6,719)
Provision for credit losses	5,404	4,953
Amortization of debt issuance costs	928	1,167
Employee stock-based compensation costs	4,920	6,033
Pension and postretirement benefit plan net periodic benefit credit	(802)	(2,882)
Unrealized gains on investments	(4,772)	(5,282)
Changes in current assets and liabilities, net of acquisitions:
Receivables	136,261	128,063
Inventories	(603)	(2,092)
Other current assets	47,598	39,312
Accounts payable	(47,736)	(60,145)
Other current liabilities	13,815	16,311
Pension and postretirement benefit plan contributions	(2,807)	(2,799)
Other noncurrent changes	(16,354)	(23,249)
Net cash provided by continuing operations	393,533	352,543
Net cash (used in) provided by discontinued operations	(740)	89,243
Net cash provided by operating activities	392,793	441,786
Investing activities:
Capital expenditures	(353,804)	(366,483)
Cost of removal, net of salvage value	(7,653)	(6,130)
Investments	(3,288)	(3,308)
Proceeds from investment excess cash and cost basis withdrawal	5,000	9,000
Net cash used in continuing operations	(359,745)	(366,921)
Net cash used in discontinued operations	—	(25,489)
Net cash used in investing activities	(359,745)	(392,410)
Financing activities:
Repayment of short-term borrowings	—	(95,000)
Issuance of long-term debt	123,100	302,400
Repayment of long-term debt	(62,812)	(147,731)
Debt issuance costs	(226)	(2,416)
Costs of issuance of common stock	(47)	(50)
Dividends paid	(79,638)	(76,915)
Tax withholding on stock-based compensation	(4,476)	(2,623)
Net cash used in continuing operations	(24,099)	(22,335)
Net cash used in discontinued operations	—	—
Net cash used in financing activities	(24,099)	(22,335)
(Decrease) increase in cash, cash equivalents and restricted cash	8,949	27,041
Cash, cash equivalents and restricted cash - beginning of year	66,904	76,975
Cash, cash equivalents and restricted cash - end of period *	$75,853	$104,016
*Includes cash of discontinued operations of $15.7 million at September 30, 2024.
The accompanying notes are an integral part of these consolidated financial statements.

Index
MDU Resources Group, Inc.
Notes to Consolidated
Financial Statements
September 30, 2025 and 2024
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
Additionally, certain amounts recorded in prior year financial statements have been reclassified to conform to the current year presentation. The Company has reclassified $7.3 million and $21.4 million of transmission-related expenses from operation and maintenance to electric fuel and purchased power for the three and nine months ended September 30, 2024, respectively, in the Consolidated Statements of Income. These transmission-related expenses are an integral component of the cost of electricity sold to customers and therefore, more appropriately reflected in electric fuel and purchased power than operation and maintenance expense. These reclassifications had no effect on previously reported results of operations or cash flows.
Management has also evaluated the impact of events occurring after September 30, 2025, up to the date of issuance of these consolidated interim financial statements on November 10, 2025, that would require recognition or disclosure in the Consolidated Financial Statements.

Index
Note 2 - New accounting standards
The following table provides a brief description of the accounting pronouncements applicable to the Company and the potential impact on its financial statements and/or disclosures:

Standard	Description	Effective date	Impact on financial statements/disclosures
Recently issued accounting standards not yet adopted
ASU 2023-09 Income Taxes - Improvements to Income Tax Disclosures an Amendment, December 2023	In December 2023, the FASB issued guidance to address investors requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information and effectiveness of income tax disclosures.	Effective for annual reporting periods beginning after 2024 on a prospective basis.	The Company has evaluated and does not expect a material impact on its disclosures for the year ended December 31, 2025.
ASU 2024-01 Compensation - Stock Compensation	In March 2024, the FASB issued improvements to GAAP through an example to demonstrate application of the scope of paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted in Compensation - Stock Compensation.	Effective for fiscal years beginning after December 15, 2024.	The Company has evaluated and does not expect a material impact on its disclosures for the year ended December 31, 2025.
ASU 2024-03 Disaggregation of Income Statement Expenses	In November 2024, the FASB issued guidance to improve the disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general, and administrative; and research and development).	Effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027.	The Company is currently evaluating the impact the guidance will have on its disclosures for the year ended December 31, 2027.
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
The Company provided and will provide to Everus and Everus provided and will provide to the Company transition services in accordance with the TSA entered into on October 31, 2024. For the three and nine months ended September 30, 2025, the Company received $1.3 million and $6.8 million, respectively, and paid $17,000 and $42,000, respectively, for these related activities. The majority of the transition services are expected to be provided for a period of approximately eighteen months, however, no longer than two years after the separation.
Separation related costs of $39,000 and $586,000, net of tax, were incurred during the three and nine months ended September 30, 2025, respectively. Separation related costs of $1.9 million and $9.2 million, net of tax, were incurred during the three and nine months ended September 30, 2024, respectively. Separation costs incurred are presented in Discontinued operations, net of tax in the Consolidated Statements of Income. These charges primarily relate to transaction and third-party support costs, one-time business separation fees and related tax charges.

Index
The Company had no assets or liabilities related to the discontinued operations of Everus on its balance sheet as of September 30, 2025 or December 31, 2024. The carrying amounts of the major classes of assets and liabilities of discontinued operations included in the Company's Consolidated Balance Sheet at September 30, 2024 were as follows:

September 30, 2024
Assets	(In Thousands)
Current assets:
Cash, cash equivalents and restricted cash	$15,734
Receivables, net	806,233
Inventories	46,923
Prepayments and other current assets	19,955
Total current assets of discontinued operations	888,845
Noncurrent assets:
Net property, plant and equipment	129,361
Goodwill	143,224
Other intangible assets, net	466
Investments	17,648
Operating lease right-of-use assets	68,852
Other	33,209
Total noncurrent assets of discontinued operations	392,760
Total assets of discontinued operations	$1,281,605
Liabilities
Current liabilities:
Long-term debt due within one year	$132,000
Accounts payable	382,597
Taxes payable	14,006
Accrued compensation	66,960
Operating lease liabilities due within one year	26,110
Other accrued liabilities	56,745
Total current liabilities of discontinued operations	678,418
Noncurrent liabilities:
Deferred income taxes	642
Operating lease liabilities	43,247
Other	13,080
Total noncurrent liabilities of discontinued operations	56,969
Total liabilities of discontinued operations	$735,387

The reconciliation of the major classes of income and expense constituting pretax loss from discontinued operations to the after-tax loss from discontinued operations on the Consolidated Statements of Income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Operating revenues	$—	$760,822	$2	$2,089,446
Operating expenses	52	705,135	1,195	1,944,457
Operating (loss) income	(52)	55,687	(1,193)	144,989
Other income	—	4,868	—	11,044
Interest expense	—	2,128	—	6,431
(Loss) income from discontinued operations before income taxes	(52)	58,427	(1,193)	149,602
Income tax (benefit) expense	(13)	9,415	(255)	34,232
Discontinued operations, net of tax	$(39)	$49,012	$(938)	$115,370

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
Details of the Company's expected credit losses were as follows:

	Electric	Natural gas distribution	Pipeline	Total
	(In thousands)
At December 31, 2024	$473	$1,366	$—	$1,839
Current expected credit loss provision	939	2,213	—	3,152
Less write-offs charged against the allowance	1,036	1,269	—	2,305
Credit loss recoveries collected	166	252	—	418
At March 31, 2025	$542	$2,562	$—	$3,104
Current expected credit loss provision	178	(151)	—	27
Less write-offs charged against the allowance	333	1,002	—	1,335
Credit loss recoveries collected	74	165	—	239
At June 30, 2025	$461	$1,574	$—	$2,035
Current expected credit loss provision	646	1,579	—	2,225
Less write-offs charged against the allowance	688	2,454	—	3,142
Credit loss recoveries collected	76	220	—	296
At September 30, 2025	$495	$919	$—	$1,414

	Electric	Natural gas distribution	Pipeline	Total
	(In thousands)
At December 31, 2023	$414	$1,189	$—	$1,603
Current expected credit loss provision	782	1,916	—	2,698
Less write-offs charged against the allowance	659	1,455	—	2,114
Credit loss recoveries collected	147	314	—	461
At March 31, 2024	$684	$1,964	$—	$2,648
Current expected credit loss provision	190	215	—	405
Less write-offs charged against the allowance	463	969	—	1,432
Credit loss recoveries collected	80	196	—	276
At June 30, 2024	$491	$1,406	$—	$1,897
Current expected credit loss provision	520	1,330	—	1,850
Less write-offs charged against the allowance	594	2,121	—	2,715
Credit loss recoveries collected	86	255	—	341
At September 30, 2024	$503	$870	$—	$1,373

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

	September 30, 2025	September 30, 2024	December 31, 2024
	(In thousands)
Natural gas in storage (current)	$40,077	$40,770	$40,073
Fuel stock	4,195	4,196	4,867
Total	$44,272	$44,966	$44,940
The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in noncurrent assets - other and was $48.5 million, $50.1 million and $48.5 million at September 30, 2025 and 2024 and December 31, 2024, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands, except per share amounts)
Weighted average common shares outstanding - basic	204,331	203,888	204,269	203,852
Effect of dilutive performance share awards and restricted stock units	954	790	884	599
Weighted average common shares outstanding - diluted	205,285	204,678	205,153	204,451
Earnings per share - basic:
Income from continuing operations	$.09	$.08	$.56	$.54
Discontinued operations, net of tax	—	.24	—	.57
Earnings per share - basic	$.09	$.32	$.56	$1.11
Earnings per share - diluted:
Income from continuing operations	$.09	$.08	$.56	$.54
Discontinued operations, net of tax	—	.24	—	.57
Earnings per share - diluted	$.09	$.32	$.56	$1.11
Shares excluded from the calculation of diluted earnings per share	—	—	—	—
Dividends declared per common share	$.1400	$.1300	$.4000	$.3800
Note 8 - Equity
At-the-Market Offering Program On August 7, 2025, the Company entered into an EDA pursuant to which it may issue, offer, and sell, from time to time, up to an aggregate gross sales price of $400.0 million of shares of its common stock through an ATM offering program, which includes the ability to enter into FSAs. Since the establishment of the ATM offering program, the Company did not issue common stock pursuant to the EDA nor enter into any FSAs.

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

Three Months Ended September 30, 2025	Electric	Natural gas distribution	Pipeline	Other	Total
	(In thousands)
Residential utility sales	$35,730	$64,225	$—	$—	$99,955
Commercial utility sales	52,492	45,581	—	—	98,073
Industrial utility sales	9,525	7,873	—	—	17,398
Other utility sales	1,949	—	—	—	1,949
Natural gas transportation	—	16,292	47,239	—	63,531
Natural gas storage	—	—	5,680	—	5,680
Other	19,118	7,983	4,439	182	31,722
Intersegment eliminations	(138)	(92)	(4,269)	(182)	(4,681)
Revenues from contracts with customers	118,676	141,862	53,089	—	313,627
Other revenues	(1,014)	2,353	70	—	1,409
Total external operating revenues	$117,662	$144,215	$53,159	$—	$315,036

Three Months Ended September 30, 2024	Electric	Natural gas distribution	Pipeline	Other	Total
	(In thousands)
Residential utility sales	$37,076	$61,928	$—	$—	$99,004
Commercial utility sales	46,648	37,687	—	—	84,335
Industrial utility sales	9,702	6,869	—	—	16,571
Other utility sales	2,045	—	—	—	2,045
Natural gas transportation	—	15,279	41,936	—	57,215
Natural gas storage	—	—	6,053	—	6,053
Other	16,182	9,736	3,537	22	29,477
Intersegment eliminations	(12)	(31)	(3,924)	(21)	(3,988)
Revenues from contracts with customers	111,641	131,468	47,602	1	290,712
Other revenues	(3,173)	2,122	33	—	(1,018)
Total external operating revenues	$108,468	$133,590	$47,635	$1	$289,694

Index

Nine Months Ended September 30, 2025	Electric	Natural gas distribution	Pipeline	Other	Total
	(In thousands)
Residential utility sales	$103,984	$453,501	$—	$—	$557,485
Commercial utility sales	144,397	303,611	—	—	448,008
Industrial utility sales	27,936	32,433	—	—	60,369
Other utility sales	5,592	—	—	—	5,592
Natural gas transportation	—	49,816	142,612	—	192,428
Natural gas storage	—	—	16,882	—	16,882
Other	53,832	43,086	10,778	540	108,236
Intersegment eliminations	(457)	(278)	(47,401)	(540)	(48,676)
Revenues from contracts with customers	335,284	882,169	122,871	—	1,340,324
Other revenues	(7,476)	8,088	119	—	731
Total external operating revenues	$327,808	$890,257	$122,990	$—	$1,341,055

Nine Months Ended September 30, 2024	Electric	Natural gas distribution	Pipeline	Other	Total
	(In thousands)
Residential utility sales	$107,735	$431,721	$—	$—	$539,456
Commercial utility sales	129,783	264,091	—	—	393,874
Industrial utility sales	32,809	30,716	—	—	63,525
Other utility sales	6,046	—	—	—	6,046
Natural gas transportation	—	43,194	128,979	—	172,173
Natural gas storage	—	—	16,766	—	16,766
Other	44,998	18,705	9,903	82	73,688
Intersegment eliminations	(71)	(108)	(43,249)	(64)	(43,492)
Revenues from contracts with customers	321,300	788,319	112,399	18	1,222,036
Revenues out of scope	(5,915)	6,200	119	—	404
Total external operating revenues	$315,385	$794,519	$112,518	$18	$1,222,440
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
At September 30, 2025, the Company's remaining performance obligations were $552.1 million. The Company expects to recognize the following revenue amounts in future periods related to these remaining performance obligations: $87.5 million within the next 12 months or less; $80.7 million within the next 13 to 24 months; and $383.9 million in 25 months or more.

Index
Note 10 - Regulatory assets and liabilities
The following table summarizes the individual components of unamortized regulatory assets and liabilities:

	Estimated Recovery or Refund Period as of September 30, 2025	*	September 30, 2025	September 30, 2024	December 31, 2024
			(In thousands)
Regulatory assets:
Current:
Environmental compliance programs	Up to 1 year		$69,646	$80,198	$76,964
Natural gas costs recoverable through rate adjustments	Up to 1 year		34,325	111,946	91,091
Conservation programs	Up to 1 year		27,405	19,059	19,123
Demand cost deferral	Up to 1 year		15,287	13,898	5,237
Decoupling mechanisms	Up to 1 year		9,716	4,795	6,767
Electric fuel and purchased power deferral	Up to 1 year		9,644	4,497	9,662
Cost recovery mechanisms	Up to 1 year		8,606	4,332	5,114
Other	Up to 1 year		4,520	2,283	1,478
			179,149	241,008	215,436
Noncurrent:
Pension and postretirement benefits	**		142,064	142,511	142,064
Cost recovery mechanisms	Up to 24 years		68,314	82,907	76,542
Plant costs/asset retirement obligations	Over plant lives		46,334	45,249	47,042
Manufactured gas plant site remediation	-		27,147	25,789	27,964
Taxes recoverable from customers	Over plant lives		12,257	12,316	12,221
Covid-19 deferred costs	Up to 3 years		3,863	3,857	4,167
Long-term debt refinancing costs	Up to 36 years		1,571	2,159	2,011
Natural gas costs recoverable through rate adjustments	-		—	11,707	—
Electric fuel and purchased power deferral	-		—	8,335	4,349
Environmental compliance programs	-		—	2,858	—
Other	Up to 14 years		4,340	5,890	5,990
			305,890	343,578	322,350
Total regulatory assets			$485,039	$584,586	$537,786
Regulatory liabilities:
Current:
Environmental compliance programs	Up to 1 year		$84,884	$77,392	$72,387
Natural gas costs refundable through rate adjustments	Up to 1 year		43,373	54,197	45,427
Provision for rate refund	Up to 1 year		4,358	8,868	3,677
Margin sharing	Up to 1 year		3,831	3,945	4,156
Taxes refundable to customers	Up to 1 year		2,325	2,195	2,163
Conservation programs	Up to 1 year		1,108	2,662	2,082
Cost recovery mechanisms	Up to 1 year		154	2,634	1,720
Other	Up to 1 year		3,789	5,175	5,555
			143,822	157,068	137,167
Noncurrent:
Plant removal and decommissioning costs	Over plant lives		228,982	224,839	217,603
Taxes refundable to customers	Over plant lives		177,469	184,715	185,402
Cost recovery mechanisms	Up to 17 years		38,426	28,397	30,354
Accumulated deferred investment tax credit	Over plant lives		21,615	17,679	18,788
Pension and postretirement benefits	**		4,862	6,043	4,862
Other	Up to 13 years		2,458	2,117	2,161
			473,812	463,790	459,170
Total regulatory liabilities			$617,634	$620,858	$596,337
Net regulatory position			$(132,595)	$(36,272)	$(58,551)
*Estimated recovery or refund period for amounts currently being recovered or refunded in rates to customers.
**    Recovered as expense is incurred or cash contributions are made.

Index
As of September 30, 2025 and 2024, and December 31, 2024, approximately $175.9 million, $178.8 million and $181.2 million, respectively, of regulatory assets were not earning a rate of return but are expected to be recovered from customers in future rates. These assets are largely comprised of the unfunded portion of pension and postretirement benefits, asset retirement obligations, certain pipeline integrity costs and the estimated future cost of manufactured gas plant site remediation.
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
For a discussion of the Company's most recent cases by jurisdiction, see Note 17.
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
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of insurance contracts, to satisfy its obligations under its unfunded, nonqualified defined benefit and defined contribution plans for executive officers and certain key management employees and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $66.2 million, $59.2 million and $59.3 million, at September 30, 2025 and 2024, and December 31, 2024, respectively, are classified as Investments on the Consolidated Balance Sheets. The net unrealized gain on these investments was $2.2 million and $4.8 million for the three and nine months ended September 30, 2025, respectively. The net unrealized gain on these investments was $2.4 million and $5.3 million for the three and nine months ended September 30, 2024, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in Other income on the Consolidated Statements of Income. In the second quarter of 2025 the Company withdrew $5.0 million of cash in excess of 125 percent of the full funding amount, which had no effect on the cost basis of the investments held. In the first quarter of 2024 the Company withdrew $9.0 million of its cost basis, which reduced Investments on the Consolidated Balance Sheets.

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

September 30, 2025	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,465	$24	$230	$8,259
U.S. Treasury securities	3,495	24	3	3,516
Total	$11,960	$48	$233	$11,775

September 30, 2024	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,104	$41	$312	$7,833
U.S. Treasury securities	3,897	74	—	3,971
Total	$12,001	$115	$312	$11,804

December 31, 2024	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$7,933	$4	$383	$7,554
U.S. Treasury securities	3,945	80	1	4,024
Total	$11,878	$84	$384	$11,578
The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at September 30, 2025, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2025
	(In thousands)
Assets:
Money market funds	$—	$9,743	$—	$9,743
Insurance contracts*	—	66,229	—	66,229
Available-for-sale securities:
Mortgage-backed securities	—	8,260	—	8,260
U.S. Treasury securities	—	3,516	—	3,516
Total assets measured at fair value	$—	$87,748	$—	$87,748

* The insurance contracts invest approximately 57 percent in fixed-income investments, 18 percent in common stock of large-cap companies, 10 percent in target date investments, 7 percent in common stock of mid-cap companies, 4 percent in common stock of small-cap companies, 3 percent in cash equivalents, and 1 percent in international investments.

Index

	Fair Value Measurements at September 30, 2024, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2024
	(In thousands)
Assets:
Money market funds	$—	$11,033	$—	$11,033
Insurance contracts*	—	59,210	—	59,210
Available-for-sale securities:
Mortgage-backed securities	—	7,833	—	7,833
U.S. Treasury securities	—	3,971	—	3,971
Total assets measured at fair value	$—	$82,047	$—	$82,047

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

Index
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	September 30, 2025	September 30, 2024	December 31, 2024
	(In thousands)
Carrying amount	$2,353,185	$2,320,297	$2,292,610
Fair value	$2,068,905	$2,075,359	$1,963,396
The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 13 - Debt
Certain debt instruments of the Company and its subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions. In the event the Company or its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. As of September 30, 2025, the Company and its subsidiaries were in compliance with all covenants and conditions, except as otherwise noted below.
Long-term debt
Intermountain On July 15, 2025, Intermountain entered into a NPA to issue a total of $50.0 million of senior notes, with a maturity date of July 15, 2055, at an interest rate of 6.39 percent. On July 15, 2025, Intermountain issued $25.0 million in senior notes under the NPA with the remaining $25.0 million expected to be issued on November 14, 2025. This NPA is one of three distinct Intermountain NPAs that contain certain customary covenants, including a minimum interest coverage ratio. Intermountain was not in compliance with this minimum interest coverage ratio for the period ended September 30, 2025, which constituted an event of default under the terms of the Intermountain NPAs. In addition, the event of default under the terms of the Intermountain NPAs constituted a cross-default under the terms of certain NPAs of MDU Energy Capital and revolving credit agreements held by the Company and Intermountain. Subsequent to September 30, 2025, Intermountain and MDU Energy Capital obtained waivers for this non-compliance from the holders of a majority of their respective outstanding notes, and Intermountain and the Company obtained waivers from the lenders of the revolving credit agreements, which collectively cured the impact of any events of default. The Company expects to be in compliance with the minimum interest coverage ratio under the Intermountain NPAs by December 31, 2025.
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at September 30, 2025	September 30, 2025	September 30, 2024	December 31, 2024
		(In thousands)
Senior Notes due on dates ranging from October 30, 2025 to June 15, 2062	4.60%	$1,947,000	$1,947,000	$1,947,000
Credit agreements due on dates ranging from May 31, 2028 to June 20, 2029	6.06%	183,400	163,500	169,700
Commercial paper supported by revolving credit agreement	4.40%	132,700	57,800	81,400
Term Loan Agreements due on dates ranging from September 3, 2032 to April 1, 2039	4.44%	60,900	123,600	65,600
Medium-Term Notes due on dates ranging from September 15, 2027 to March 16, 2029	7.32%	35,000	35,000	35,000
Other notes due on November 30, 2038	6.00%	333	350	346
Less unamortized debt issuance costs		6,148	6,953	6,436
Total long-term debt		2,353,185	2,320,297	2,292,610
Less current maturities		164,700	86,777	161,700
Net long-term debt		$2,188,485	$2,233,520	$2,130,910

Index
Note 14 - Cash flow information
Cash expenditures for interest and income taxes were as follows:

	Nine Months Ended
	September 30,
	2025	2024
	(In thousands)
Interest, net*	$68,267	$74,677
Income taxes paid, net	$27,491	$14,385
*AFUDC - borrowed was $5.4 million and $8.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Noncash investing and financing transactions were as follows:

	September 30, 2025	September 30, 2024	December 31, 2024
	(In thousands)
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,344	$1,104	$1,787
Property, plant and equipment additions in accounts payable	$53,653	$49,393	$36,820
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

Index
The information below follows the same accounting policies as described in Note 2 of the Notes to Consolidated Financial Statements in the 2024 Annual Report. Information on the Company's segments was as follows:

Three Months Ended September 30, 2025	Electric	Natural gas distribution	Pipeline	Other	Consolidated
	(In thousands)
Operating revenues:
External operating revenues	$117,662	$144,215	$53,159	$—	$315,036
Intersegment operating revenues	138	92	4,269	182	4,681
Purchased natural gas sold:
External purchased natural gas sold	—	58,514	—	—	58,514
Intersegment purchased natural gas sold	—	4,226	—	—	4,226
Electric fuel and purchased power	41,098	—	—	—	41,098
Operation and maintenance:
External operation and maintenance	25,957	56,531	21,016	(1,742)	101,762
Intersegment operation and maintenance	138	92	43	182	455
Depreciation and amortization	17,479	26,558	8,009	—	52,046
Taxes, other than income	4,713	13,375	3,688	—	21,776
Other income:
External other income	2,027	3,850	880	541	7,298
Intersegment other income	—	—	122	1,565	1,687
Interest expense:
External interest expense	7,639	14,686	2,447	1,645	26,417
Intersegment interest expense	—	—	1,687	—	1,687
Income tax expense (benefit)	1,339	(7,612)	4,782	3,862	2,371
Income (loss) from continuing operations	21,464	(18,213)	16,758	(1,659)	18,350
Discontinued operations, net of tax	—	—	—	(39)	(39)
Net income (loss)	$21,464	$(18,213)	$16,758	$(1,698)	$18,311

Index

Three Months Ended September 30, 2024	Electric	Natural gas distribution	Pipeline	Other	Consolidated
	(In thousands)
Operating revenues:
External operating revenues	$108,468	$133,590	$47,635	$1	$289,694
Intersegment operating revenues	12	31	3,924	21	3,988
Purchased natural gas sold:
External purchased natural gas sold	—	53,377	—	—	53,377
Intersegment purchased natural gas sold	—	3,888	—	—	3,888
Electric fuel and purchased power	32,576	—	—	—	32,576
Operation and maintenance:
External operation and maintenance	23,359	54,785	18,969	4,098	101,211
Intersegment operation and maintenance	12	31	36	21	100
Depreciation and amortization	16,848	25,055	7,369	563	49,835
Taxes, other than income	3,606	11,180	3,006	57	17,849
Other income:
External other income	1,403	5,985	1,117	465	8,970
Intersegment other income	—	—	237	3,794	4,031
Interest expense:
External interest expense	7,646	15,901	2,564	1,226	27,337
Intersegment interest expense	—	—	1,097	2,934	4,031
Income tax expense (benefit)	1,544	(7,130)	4,688	1,774	876
Income (loss) from continuing operations	24,292	(17,481)	15,184	(6,392)	15,603
Discontinued operations, net of tax	—	—	—	49,012	49,012
Net income (loss)	$24,292	$(17,481)	$15,184	$42,620	$64,615

Index

Nine Months Ended September 30, 2025	Electric	Natural gas distribution	Pipeline	Other	Consolidated
	(In thousands)
Operating revenues:
External operating revenues	$327,808	$890,257	$122,990	$—	$1,341,055
Intersegment operating revenues	457	278	47,401	540	48,676
Purchased natural gas sold:
External purchased natural gas sold	—	471,728	—	—	471,728
Intersegment purchased natural gas sold	—	47,300	—	—	47,300
Electric fuel and purchased power	119,737	—	—	—	119,737
Operation and maintenance:
External operation and maintenance	84,186	180,471	62,608	(1,569)	325,696
Intersegment operation and maintenance	457	278	101	540	1,376
Depreciation and amortization	52,055	79,151	23,954	—	155,160
Taxes, other than income	14,176	60,938	10,585	—	85,699
Other income:
External other income	5,745	12,246	2,804	1,445	22,240
Intersegment other income	—	—	334	3,613	3,947
Interest expense:
External interest expense	23,140	43,307	8,703	3,534	78,684
Intersegment interest expense	—	—	3,947	—	3,947
Income tax expense (benefit)	(6,646)	519	14,246	3,478	11,597
Income from continuing operations	46,905	19,089	49,385	(385)	114,994
Discontinued operations, net of tax	—	—	—	(938)	(938)
Net income	$46,905	$19,089	$49,385	$(1,323)	$114,056

Index

Nine Months Ended September 30, 2024	Electric	Natural gas distribution	Pipeline	Other	Consolidated
	(In thousands)
Operating revenues:
External operating revenues	$315,385	$794,519	$112,518	$18	$1,222,440
Intersegment operating revenues	71	108	43,249	64	43,492
Purchased natural gas sold:
External purchased natural gas sold	—	406,569	—	—	406,569
Intersegment purchased natural gas sold	—	42,958	—	—	42,958
Electric fuel and purchased power	108,991	—	—	—	108,991
Operation and maintenance:
External operation and maintenance	69,989	169,034	56,461	13,296	308,780
Intersegment operation and maintenance	71	108	291	64	534
Depreciation and amortization	49,685	76,081	21,806	1,720	149,292
Taxes, other than income	13,222	55,130	9,108	271	77,731
Other income:
External other income	5,449	19,506	4,616	1,671	31,242
Intersegment other income	—	—	692	12,253	12,945
Interest expense:
External interest expense	22,367	46,925	7,466	3,591	80,349
Intersegment interest expense	—	—	3,949	8,996	12,945
Income tax expense (benefit)	(1,109)	(253)	14,493	(1,741)	11,390
Income (loss) from continuing operations	57,689	17,581	47,501	(12,191)	110,580
Discontinued operations, net of tax	—	—	—	115,370	115,370
Net income	$57,689	$17,581	$47,501	$103,179	$225,950
A reconciliation of reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Operating revenues reconciliation:
Total reportable segment operating revenues	$319,535	$293,660	$1,389,191	$1,265,850
Other revenue	182	22	540	82
Elimination of intersegment operating revenues	(4,681)	(3,988)	(48,676)	(43,492)
Total consolidated operating revenues	$315,036	$289,694	$1,341,055	$1,222,440
Note 16 - Employee benefit plans
Pension and other postretirement plans
The Company has noncontributory qualified defined benefit pension plans and other postretirement benefit plans for certain eligible employees.
Components of net periodic benefit cost for the Company's pension benefit plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Components of net periodic benefit cost:
Interest cost	$3,303	$3,200	$9,909	$9,600
Expected return on assets	(3,645)	(4,028)	(10,935)	(12,084)
Amortization of net actuarial loss	1,193	1,037	3,580	3,111
Net periodic benefit cost	$851	$209	$2,554	$627

Index
Components of net periodic benefit credit for the Company's other postretirement benefit plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In thousands)
Components of net periodic benefit credit:
Service cost	$99	$126	$297	$378
Interest cost	462	459	1,386	1,377
Expected return on assets	(1,292)	(1,329)	(3,876)	(3,987)
Amortization of prior service credit	(290)	(330)	(869)	(990)
Amortization of net actuarial gain	(80)	(72)	(240)	(216)
Net periodic benefit credit, including amount capitalized	(1,101)	(1,146)	(3,302)	(3,438)
Less amount capitalized	18	25	54	72
Net periodic benefit credit	$(1,119)	$(1,171)	$(3,356)	$(3,510)
The components of net periodic benefit cost (credit), other than the service cost component, are included in Other income on the Consolidated Statements of Income. The service cost component is included in Operation and maintenance expense on the Consolidated Statements of Income.
Nonqualified defined benefit plans
In addition to the qualified defined benefit pension plans reflected in the table at the beginning of this note, the Company also has unfunded, nonqualified defined benefit plans for executive officers and certain key management employees. The Company's net periodic benefit cost for these plans was $716,000 and $733,000 for the three months ended September 30, 2025 and 2024, respectively, and $2.1 million and $2.2 million for the nine months ended September 30, 2025 and 2024, respectively. The components of net periodic benefit cost for these plans are included in Other income on the Consolidated Statements of Income.
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
IPUC
On May 30, 2025, Intermountain filed a request with the IPUC for a natural gas general rate increase of approximately $26.5 million annually or 8.6 percent above current rates. The requested increase is primarily to recover increased operating expenses and costs associated with plant additions, as well as revenues necessary to produce a fair rate of return to enable continued safe and reliable service. On October 20, 2025, an all-party settlement agreement was filed reflecting an annual revenue increase of $13.0 million or 4.2 percent. The IPUC has a hearing scheduled November 18 and 19, 2025, with rates expected to be effective January 1, 2026. The reduction from the original filing is largely related to a lower return on equity, a monthly average rate base methodology versus end of period, and reduced incentives.
NDPSC
On July 15, 2025, Montana-Dakota filed an annual update to its transmission cost adjustment rider with the NDPSC requesting to recover revenues of approximately $6.3 million, which includes a true-up of the prior period adjustment, resulting in an increase of approximately $7.2 million over current rates. Included in this filing is capital investment in transmission projects and the associated revenue of approximately $8.6 million. On October 23, 2025, the NDPSC approved the transmission cost adjustment with rates effective November 1, 2025.
Montana-Dakota has a renewable resource cost adjustment rate tariff that allows for annual adjustments for recent projected capital costs and related expenses for projects determined to be recoverable under the tariff. On October 31, 2025, Montana-Dakota filed an annual update to its renewable resource cost adjustment, including Badger Wind, requesting to recover a revenue requirement of approximately $43.6 million annually. The update reflects an increase of approximately $25.3 million annually from the revenues currently included in rates.

Index
MTPSC
On July 15, 2024, Montana-Dakota filed a request with the MTPSC for a natural gas general rate increase of approximately $9.4 million annually or 11.1 percent above current rates. The requested increase is primarily to recover investments in system upgrades and pipeline replacement projects enhancing the reliability, safety and integrity of the natural gas system, as well as increased costs to operate and maintain that system. On October 15, 2024, the MTPSC denied Montana-Dakota's request for an interim rate increase of approximately $8.0 million annually or 10.2 percent above current rates. On October 25, 2024, Montana-Dakota filed a motion for reconsideration of the interim rate increase. On January 14, 2025, the MTPSC approved an interim increase of approximately $7.7 million with interim rates effective on and after February 1, 2025. On April 3, 2025, an all-party settlement agreement was filed reflecting an annual revenue increase of $7.3 million or 8.6 percent overall. On October 7, 2025, the MTPSC approved the settlement with rates effective November 1, 2025.
On September 30, 2025, Montana-Dakota filed a request with the MTPSC for an electric general rate increase of approximately $14.1 million annually or 20.2 percent above current rates. The requested increase is primarily to recover investments, including Badger Wind, made since the last regulatory procedure, the corresponding depreciation on those investments and increased operation and maintenance expenses. The filing includes a request for a Systems Management Cost Adjustment mechanism for cost recovery of transmission and wildfire related costs. This matter is pending before the MTPSC.
SDPUC
Montana-Dakota has an infrastructure rider that allows annual adjustments for recent projected capital costs and related expense for projects determined to be recoverable under the tariff. On October 31, Montana-Dakota filed an annual update to its infrastructure rider, including Badger Wind, requesting to recover a revenue requirement of approximately $1.5 million annually. The update reflects an increase of $1.1 million annually from the revenues currently included in rates.
WYPSC
On June 30, 2025, Montana-Dakota filed a request with the WYPSC for an electric general rate increase of approximately $7.5 million annually or 24.4 percent above current rates. The filing includes a request for a Reliability and Safety Infrastructure Rider. The requested increase is primarily to recover increases in operation and maintenance expenses, investments made since the last rate case, and the corresponding depreciation on those infrastructure investments. This matter is pending before the WYPSC.
On August 15, 2025, Montana-Dakota filed for approval with the WYPSC a gas System Safety and Integrity Rider. The System Safety Integrity Rider would allow Montana-Dakota to recover costs and expenses associated with a pipeline replacement program.
Note 18 - Commitments and contingencies
The Company is party to claims and lawsuits arising out of its business and that of its consolidated subsidiaries, which may include, but are not limited to, matters involving property damage, personal injury, and environmental, contractual, statutory and regulatory obligations. The Company accrues a liability for those contingencies when the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, in some circumstances, an estimate of the possible loss. Accruals are based on the best information available, but in certain situations management is unable to estimate an amount or range of a reasonably possible loss including, but not limited to when: (1) the damages are unsubstantiated or indeterminate, (2) the proceedings are in the early stages, (3) numerous parties are involved, or (4) the matter involves novel or unsettled legal theories.
At September 30, 2025 and 2024, and December 31, 2024, the Company accrued liabilities, which have not been discounted, of $25.1 million, $22.0 million and $24.1 million, respectively. The Company also recorded corresponding receivables of $1.9 million at September 30, 2025. The receivable amounts were not material at September 30, 2024 and December 31, 2024. The Company recorded regulatory assets of $22.1 million, $20.9 million and $22.9 million, at September 30, 2025 and 2024, and December 31, 2024, respectively, related to the accrued liabilities. The accruals are for contingencies resulting from litigation, regulatory and environmental matters. This includes amounts that have been accrued for matters discussed in Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
Environmental matters
The Company is a party to claims for the cleanup of environmental contamination at certain manufactured gas plant sites. There were no material changes to the Company's environmental matters that were previously reported in the 2024 Annual Report.

Index
Purchase Commitments
The Company has entered in various commitments largely consisting of contracts for natural gas and coal supply; purchased power; natural gas transportation and storage; information technology; and environmental compliance instruments. Certain of these contracts are subject to variability in volume and price. The purchase commitments at September 30, 2025, under these contracts for the twelve month periods ending September 30, were:

	2026	2027	2028	2029	2030	Thereafter
	(In thousands)
Purchase Commitments	$939,500	$280,400	$174,200	$128,800	$113,700	$627,000
The Company's purchase commitments decreased from those reported in the 2024 Annual Report due to an anticipated decrease in electric supply contracts as a result of the Badger Wind, LLC purchase and sale agreement at the Company's electric segment.
In February 2025, Montana-Dakota entered into a definitive purchase and sale agreement with Badger Wind, LLC, a subsidiary of Orsted Onshore North America, LLC. Pursuant to the terms of the agreement, Montana-Dakota will purchase a 49 percent undivided ownership interest in a wind project being constructed and located in North Dakota that is anticipated to have a net generating capacity of approximately 250 MW for a purchase price of $294.0 million, which would represent 122.5 MW of wind generation to be owned by Montana-Dakota. In September 2025, the NDPSC granted an advanced determination of prudence and certificate of public convenience and necessity. The project is expected to be completed near the end of 2025. This transaction would reduce Montana-Dakota's purchase requirements under the existing power purchase agreement with Badger Wind, LLC, dated November 4, 2024.
Guarantees
The Company and certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At September 30, 2025, the fixed maximum amounts guaranteed under these letters of credit aggregated $3.2 million, all of which have scheduled expiration of the maximum amounts in 2025. There were no amounts outstanding under the previously mentioned letters of credit at September 30, 2025. In the event of default under these letter of credit obligations, the Company or subsidiary guaranteeing the letter of credit would be obligated for reimbursement of payments made under the letter of credit.
In the normal course of business, the Company and its subsidiaries have surety bonds. In the event the Company or its subsidiaries do not fulfill a bonded obligation, the Company or its subsidiaries would be responsible to the surety bond company for completion of the bonded contract or obligation. At September 30, 2025, approximately $13.0 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
Leases
The Company's leases primarily include operating leases for equipment, buildings, easements and vehicles. The Company leases certain equipment to third parties through its utility business, which are considered short-term operating leases with terms of less than 12 months. Lease revenue was not material for the three and nine months ended September 30, 2025 or 2024. At September 30, 2025, the Company had no lease receivables.
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
At September 30, 2025, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $24.1 million.

Index
Note 19 - Subsequent events
On October 28, 2025, Montana-Dakota entered into a NPA to issue $250.0 million of senior notes, with maturity dates ranging from October 28, 2035 to February 2, 2056, at a weighted average interest rate of 5.96 percent. On October 28, 2025, Montana-Dakota issued $150.0 million in senior notes under the NPA with the remaining $100.0 million expected to be issued on February 2, 2026. The agreement contains customary covenants and provisions, including a covenant of Montana-Dakota not to permit, at any time, the ratio of debt to total capitalization to be greater than 65 percent. Other covenants include a minimum interest coverage ratio and restrictions on the sale of certain assets.

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
Dividends Based on the Company becoming a pure-play regulated energy delivery business, the Company's board of directors established a long-term dividend payout ratio target of 60 percent to 70 percent of regulated energy delivery earnings. The Company has an 87-year history of uninterrupted dividend payments to stockholders and remains committed to paying a competitive dividend.
One Big Beautiful Bill Act On July 4, 2025, the reconciliation bill was enacted into law, extending key provisions of the 2017 Tax Cuts and Jobs Act while scaling back clean energy tax incentives of the IRA. Changes in tax laws may affect recorded deferred tax assets and deferred tax liabilities or the Company's effective tax rates in the future. The Company has evaluated new legislation, and it does not expect a material impact to the consolidated financial statements or ongoing tax rate as a result of this legislation.
Market Trends The Company continues to manage the inflationary pressures experienced throughout the United States, including the impact that inflation, higher interest rates, changes in tariffs, commodity price volatility and supply chain disruptions may have on its business and customers and proactively looks for ways to lessen the impact to its business. The Company has observed supply chain improvements in lead times for certain commodities. The Company has experienced impacts related to the changes in tariffs and continues to navigate the current environment and monitor the future for impacts that could occur. For more information specific to each of the Company's businesses, see the following discussion in each business segment's Outlook section. For more information on the possible impacts, see Part II, Item 1A. Risk Factors in this Form 10-Q and Part I, Item 1A. Risk Factors in the 2024 Annual Report.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Other than statements of historical facts, all statements which address activities, events, or developments that the Company anticipates will or may occur in the future are based on underlying assumptions (many of which are based, in turn, upon further assumptions), including, but not limited to, statements identified by the words "anticipates," "estimates," "expects," "intends," "plans," and "predicts," in each case related to such things as growth estimates, stockholder value creation, the Company's "CORE" strategy, capital expenditures, trends, objectives, goals, dividend payout ratio targets, strategies and other such matters, are forward-looking statements. These forward-looking statements are based on many assumptions and factors, which are detailed in the Company's filings with the SEC.
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

Index
Consolidated Earnings Overview
The following table summarizes the contribution to the consolidated income by each of the Company's business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In millions, except per share amounts)
Electric	$21.5	$24.3	$46.9	$57.7
Natural gas distribution	(18.2)	(17.5)	19.1	17.6
Pipeline	16.8	15.1	49.4	47.5
Other	(1.7)	(6.3)	(.4)	(12.2)
Income from continuing operations	18.4	15.6	115.0	110.6
Discontinued operations, net of tax	—	49.0	(.9)	115.3
Net income	$18.4	$64.6	$114.1	$225.9
Earnings per share - basic:
Income from continuing operations	$.09	$.08	$.56	$.54
Discontinued operations, net of tax	—	.24	—	.57
Earnings per share - basic	$.09	$.32	$.56	$1.11
Earnings per share - diluted:
Income from continuing operations	$.09	$.08	$.56	$.54
Discontinued operations, net of tax	—	.24	—	.57
Earnings per share - diluted	$.09	$.32	$.56	$1.11
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
Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024 The Company's consolidated earnings decreased $46.2 million. The decrease in earnings is primarily due to the absence of income from discontinued operations in 2025. Other drivers of the earnings decrease include:
•The electric business earnings decrease was largely the result of higher operation and maintenance expense, primarily due to increased payroll-related costs and higher contract services related to electric generation station outage-related costs. Higher depreciation expense, primarily associated with capital projects placed in service, further drove the decrease. The decrease in net income was partially offset by higher retail sales revenue.
•The natural gas distribution business reported an increased seasonal loss, largely the result of higher operation and maintenance expense, primarily due to higher payroll-related costs and decreased interest income associated with lower purchased gas costs. Higher depreciation expense, primarily associated with capital projects placed in service, further drove the loss. The seasonal loss was partially offset by higher retail sales revenue due to rate relief in Washington, Montana, and Wyoming, as well as lower interest expense.
•The earnings increase at the pipeline business was driven by higher transportation revenue due to growth projects placed in service in late 2024 and customer demand for short-term natural gas transportation contracts. The increase was offset in part by higher operation and maintenance expense, primarily attributable to payroll-related costs. The business also incurred higher property tax accruals in Montana and higher depreciation expense due to growth projects placed in service.
•Other experienced lower operation and maintenance expense, primarily a result of corporate overhead costs classified as continuing operations allocated to Everus in 2024, which are not included in Other in 2025, and lower insurance claims experience at the captive insurer. Other was negatively impacted by higher income tax adjustments related to the Company's annualized estimated tax rate.
•As previously discussed, the Company was adversely impacted by the absence of income from discontinued operations in 2025.

Index
Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024 The Company's consolidated earnings decreased $111.8 million. The decrease in earnings is primarily due to the absence of income from discontinued operations in 2025.
•The electric business earnings decrease was largely the result of higher operation and maintenance expense, primarily due to higher payroll-related costs, higher contract services related to electric generation station outage-related costs, increased software expenses, which includes certain costs associated with TSA services provided, and higher insurance expense. The decrease in net income was partially offset by higher retail sales volumes, partly from a data center near Ellendale, North Dakota.
•The natural gas distribution earnings improvement was largely the result of higher rate relief in Washington, Montana, South Dakota and Wyoming and increased volumes due to colder weather in certain jurisdictions. These increases were partially offset by higher operation and maintenance expense, primarily due to increased payroll-related costs, higher software expenses, which includes certain costs associated with TSA services provided, and higher insurance expense. Lower interest income also negatively impacted earnings.
•The earnings increase at the pipeline business was driven by growth projects placed in service throughout 2024 and customer demand for short-term natural gas transportation contracts. Higher storage-related revenue further drove the increase. The increase was partially offset by higher operation and maintenance expense, primarily attributable to payroll-related costs. The absence of $1.5 million, net of tax proceeds received in 2024 from a customer settlement further offset the increase. The business also incurred higher depreciation expense due to growth projects placed in service, as previously discussed, and higher property tax accruals in Montana.
•Other experienced lower operation and maintenance expense, primarily a result of corporate overhead costs classified as continuing operations allocated to Everus in 2024, which are not included in Other in 2025, and lower insurance claims experience at the captive insurer.
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
The electric and natural gas distribution segments are subject to extensive regulation in the jurisdictions where they conduct operations with respect to costs, timely recovery of investments and permitted returns on investment. The Company is focused on modernizing utility infrastructure to meet the varied energy needs of both its customers and communities while working to deliver safe, reliable, affordable and environmentally responsible energy. The segments continue to invest in facility upgrades to be in compliance with existing and known future regulations. To assist in the reduction of regulatory lag in obtaining revenue increases to align with increased investments, tracking mechanisms have been implemented in certain jurisdictions. The Company also seeks rate adjustments for operating costs and capital investments, as well as reasonable returns on investments not covered by tracking mechanisms. For more information on the Company's tracking mechanisms and recent rate cases, see Note 17 and the 2024 Annual Report.
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
To date, many states have enacted and others are considering, mandatory clean energy standards requiring utilities to meet certain thresholds of renewable and/or carbon-free energy supply. Over the long-term, the Company expects overall electric demand to be positively impacted by increased electrification trends as a means to address economy-wide carbon emission concerns, large data center growth and changing customer conservation patterns. Recently, MISO and NERC announced concerns with the reliability of the electric grid due to rapid expansion of renewables and retirement of baseload resources such as coal and the uncertainty of adequate energy production during certain periods of time, while load growth has increased faster than expected primarily due to growth in the data center industry. Montana-Dakota filed its 2024 IRP with the NDPSC in July 2024. With MISO's filed changes in resources adequacy at FERC and the adoption of direct loss of load accreditation for generation resources around riskiest hours on the system versus peak load hours, Montana-Dakota is seeing the need to add additional capacity resources to its system in 2028 versus 2034 as identified in its previous IRP. The Company signed a power purchase and ownership purchase agreement with Badger Wind, LLC for 150 MW of output capacity from the 250 MW Badger Wind Project which will reduce the Company's capacity and energy purchase requirements as identified in the 2024 IRP. Montana-Dakota will continue to monitor the progress of these changes, including the impacts associated with the implementation of MISO's direct loss of load accreditation in 2028, and assess the potential impacts they may have on its stakeholders, business processes, results of operations, cash flows and disclosures.
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
In second half of 2023, electric fuel and purchased power prices increased across Montana-Dakota's integrated system, and remained elevated through January 2024. This was caused by transmission congestion in northwest North Dakota due to delays in additional SPP transmission line build-out, as well as additional load growth in the Bakken region. To assist in the recovery of the higher electric fuel and purchased power costs, Montana-Dakota filed waiver requests with the NDPSC and SDPUC, deferring the increased costs to the annual fuel clause adjustment. In Montana, the waiver request is filed monthly and was unopposed by the MTPSC. Effective April 1, 2024, as approved by the NDPSC, Montana-Dakota started recovery in North Dakota of these increased costs over a period of two years rather than one year. In South Dakota and Montana, Montana-Dakota recovered these costs over a one-year period effective July 1, 2024. In July 2025, the NDPSC approved Montana-Dakota's request to defer external legal expenses related to this congestion litigation and record those deferred expenses into a regulatory asset. Montana-Dakota and MISO each filed a petition for review of the FERC decision with the Eighth Circuit with a decision expected in the first half of 2026.

Index
The Company continues to proactively monitor and work with its manufacturers to reduce the effects of increased pricing and long lead times on delivery of certain raw materials and equipment used in electric generation, transmission and distribution system and natural gas pipeline projects. Long lead times are attributable to increased demand for steel products from pipeline companies as they continue pipeline system safety and integrity replacement projects driven by PHMSA regulations, as well as delays in the manufacturing and shipping of electrical equipment and increased demand for electrical equipment due to regulatory activity and grid expansion. The Company has been able to minimize the effects by working closely with suppliers or obtaining additional suppliers, as well as modifying project plans to accommodate extended lead times and increased costs. The Company expects these delays to continue. Inflationary pressures have moderated but costs for goods and services remain high. The Company also continues to monitor the impact tariffs will have on its costs. Tariff increases on raw materials could negatively affect the Company's construction projects and maintenance work. For additional discussion regarding risks and uncertainties, see Part II, Item 1A. Risk Factors in this quarterly report and Part I, Item 1A. Risk Factors in the 2024 Annual Report.
The ability to grow through acquisitions is subject to significant competition and acquisition premiums. In addition, the ability of the segments to grow their service territory and customer base is affected by regulatory constraints, the economic environment of the markets served, population changes and competition from other energy providers and fuel. The construction of new electric generating facilities, transmission lines and other service facilities is subject to higher costs and long lead times for equipment, extensive permitting procedures, and federal and state legislative and regulatory initiatives, which may necessitate increases in electric energy prices. As the industry continues to expand the use of renewable energy sources, the need for additional transmission infrastructure is growing. As part of MISO's long range transmission plan, in August 2022, the Company announced its intent to develop, construct and co-own JETx with Otter Tail Power Company in central North Dakota. In October 2023, the FERC issued an order approving the Company's request for CWIP Incentive Rate and Abandoned Plant Incentive treatment on this project. Montana-Dakota and Otter Tail Power Company received approval of a Certificate of Public Convenience and Necessity from the NDPSC in November 2024 on this project. The route permit for JETx line was filed with the NDPSC in August 2025. JETx is expected to be placed in service at the end of 2028.
Earnings overview - The following information summarizes the performance of the electric segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Variance	2025	2024	Variance
	(In millions)
Operating revenues	$117.8	$108.5	8.6%	$328.3	$315.5	4.1%
Operating expenses:
Electric fuel and purchased power	41.2	32.5	26.8%	119.8	109.0	9.9%
Operation and maintenance	26.1	23.4	11.5%	84.6	70.1	20.7%
Depreciation and amortization	17.4	16.9	3.0%	52.0	49.7	4.6%
Taxes, other than income	4.7	3.6	30.6%	14.2	13.2	7.6%
Total operating expenses	89.4	76.4	17.0%	270.6	242.0	11.8%
Operating income	28.4	32.1	(11.5)%	57.7	73.5	(21.5)%
Other income	2.0	1.4	42.9%	5.7	5.5	3.6%
Interest expense	7.6	7.6	—%	23.1	22.4	3.1%
Income before income taxes	22.8	25.9	(12.0)%	40.3	56.6	(28.8)%
Income tax (benefit) expense	1.3	1.6	(18.8)%	(6.6)	(1.1)	500.0%
Net income	$21.5	$24.3	(11.5)%	$46.9	$57.7	(18.7)%

Index

Operating statistics	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues (millions)
Retail sales:
Residential	$35.7	$36.7	$102.2	$106.8
Commercial	50.7	44.7	137.1	125.7
Industrial	9.5	9.5	27.4	32.4
Other	2.0	2.0	5.5	6.0
	97.9	92.9	272.2	270.9
Other	19.9	15.6	56.1	44.6
	$117.8	$108.5	$328.3	$315.5
Volumes (million kWh)
Retail sales:
Residential	297.8	300.4	904.3	868.5
Commercial	707.9	725.5	2,104.5	1,762.9
Industrial	121.1	119.1	357.8	394.7
Other	21.2	21.7	61.5	61.0
	1,148.0	1,166.7	3,428.1	3,087.1
Average cost of electric fuel and purchased power per kWh	$.027	$.020	$.026	$.026
Cooling degree days (% warmer (colder) than prior year)[1]
Montana	(13.0)%	6.4%	(4.3)%	(3.0)%
North Dakota	(17.0)%	22.0%	(6.6)%	(4.2)%
South Dakota	8.6%	(10.4)%	18.4%	(28.3)%
Wyoming	(25.2)%	38.2%	(22.9)%	42.7%
[1]Cooling degree days are a measure of the energy demand for cooling.
Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024 Electric earnings decreased $2.8 million as a result of:
•Revenue increased $9.3 million, largely due to higher fuel and purchased power costs of $8.7 million recovered in customer rates and offset in expense, as described below.
•Electric fuel and purchased power increased $8.7 million, largely the result of higher commodity prices, partially offset by lower retail sales volumes.
•Operation and maintenance increased $2.7 million.
◦Largely the result of:
▪Higher payroll-related costs of $2.0 million.
▪Higher contract services related to electric generation station outage-related costs of $600,000.
◦Also reflected are higher costs associated with services provided to Everus as part of the TSA, offset in other income, as described below.
•Depreciation and amortization increased $500,000, largely due to increased property, plant, and equipment balances as a result of transmission projects placed in service to improve reliability and update aging infrastructure.
•Taxes, other than income increased $1.1 million, largely as a result of higher property tax, primarily in Montana.
•Other income increased $600,000, including higher TSA income, as described above.
•Interest expense was comparable to the same period in the prior year.
•Income tax expense decreased $300,000, largely due to lower income before income taxes.

Index
Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024 Electric earnings decreased $10.8 million as a result of:
•Revenue increased $12.8 million.
◦Largely due to:
▪Higher fuel and purchased power costs of $10.8 million recovered in customer rates and offset in expense, as described below.
▪Higher net transmission revenue of $1.9 million, including data center revenue.
▪Higher retail sales volumes of $1.4 million, driven primarily by higher residential volumes, largely due to colder weather in the first quarter of the year, and higher commercial volumes from the data center as further discussed in the Outlook section.
◦Partially offset by lower renewable tracker revenues, partly associated with higher production tax credits offset in income tax benefit, as described below.
•Electric fuel and purchased power increased $10.8 million, largely the result of higher retail sales volumes, partially offset by lower commodity prices.
•Operation and maintenance increased $14.5 million.
◦Largely the result of:
▪Higher payroll-related costs of $5.5 million.
▪Higher contract services related to electric generation station outage-related costs of $3.7 million.
▪Increased software expense of $3.0 million.
▪Higher insurance expense.
◦Also reflected are higher costs associated with services provided to Everus as part of the TSA, offset in other income, as described below.
•Depreciation and amortization increased $2.3 million, largely due to increased property, plant, and equipment balances as a result of transmission projects placed in service to improve reliability and update aging infrastructure.
•Taxes, other than income increased $1.0 million, largely as a result of higher property tax, primarily in Montana.
•Other income increased $200,000, including higher TSA income, as described above, partially offset by lower interest income from regulatory deferral balances.
•Interest expense increased $700,000, largely the result of lower AFUDC, partially offset by lower expense associated with lower average debt balances.
•Income tax benefit increased $5.5 million, largely due to lower income before income taxes, and higher production tax credits of $1.6 million driven by higher wind production.
Earnings overview - The following information summarizes the performance of the natural gas distribution segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Variance	2025	2024	Variance
	(In millions)
Operating revenues	$144.3	$133.6	8.0%	$890.5	$794.6	12.1%
Operating expenses:
Purchased natural gas sold	62.7	57.3	9.4%	519.0	449.5	15.5%
Operation and maintenance	56.7	54.8	3.5%	180.8	169.2	6.9%
Depreciation and amortization	26.6	25.0	6.4%	79.2	76.1	4.1%
Taxes, other than income	13.3	11.2	18.8%	60.9	55.1	10.5%
Total operating expenses	159.3	148.3	7.4%	839.9	749.9	12.0%
Operating income (loss)	(15.0)	(14.7)	2.0%	50.6	44.7	13.2%
Other income	3.9	6.0	(35.0)%	12.3	19.5	(36.9)%
Interest expense	14.7	15.9	(7.5)%	43.3	46.9	(7.7)%
Income (loss) before income taxes	(25.8)	(24.6)	4.9%	19.6	17.3	13.3%
Income tax (benefit) expense	(7.6)	(7.1)	7.0%	0.5	(0.3)	(266.7)%
Net income (loss)	$(18.2)	$(17.5)	4.0%	$19.1	$17.6	8.5%

Index

Operating statistics	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues (millions)
Retail sales:
Residential	$67.5	$62.6	$465.2	$434.7
Commercial	43.7	38.5	296.7	265.1
Industrial	8.0	6.9	33.1	30.8
	119.2	108.0	795.0	730.6
Transportation and other	25.1	25.6	95.5	64.0
	$144.3	$133.6	$890.5	$794.6
Volumes (MMdk)
Retail sales:
Residential	3.9	3.7	44.2	43.4
Commercial	4.7	3.6	33.6	30.8
Industrial	.9	1.0	3.6	4.0
	9.5	8.3	81.4	78.2
Transportation sales:
Commercial	.3	.3	1.4	1.3
Industrial	42.6	45.1	129.1	141.6
	42.9	45.4	130.5	142.9
Total throughput	52.4	53.7	211.9	221.1
Average cost of natural gas per dk	$6.59	$6.91	$6.38	$5.75
Heating degree days (% colder (warmer) than prior year)[1]
Idaho	(36.0)%	(23.1)%	(2.0)%	(11.5)%
Minnesota	138.1%	(4.5)%	17.5%	(21.4)%
Montana	—%	(20.6)%	6.4%	(5.9)%
North Dakota[2]	80.0%	(16.7)%	13.1%	(17.0)%
Oregon[2]	(17.7)%	(36.7)%	(1.7)%	(7.0)%
South Dakota[2]	23.8%	(43.2)%	9.8%	(12.0)%
Washington[2]	(59.1)%	(7.0)%	(4.8)%	0.9%
Wyoming	37.8%	(9.8)%	10.8%	(13.3)%
[1]Heating Degree days are a measure of the daily temperature demand for energy heating. [2]Weather normalization or decoupling mechanisms are in place that minimize the weather impact.
Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024 Natural gas distribution reported an increased seasonal loss of $700,000 as a result of:
•Revenue increased $10.7 million.
◦Largely due to:
▪Higher purchased natural gas sold of $5.4 million, including net environmental compliance costs, recovered in customer rates and offset in expense, as described below.
▪Rate relief of $3.7 million, primarily in Washington and Montana.
▪Higher basic service charges of $800,000 due to customer growth.
▪Higher revenue-based taxes of $700,000, recovered in rates and offset in expense, as described below.
•Purchased natural gas sold increased $5.4 million, largely due to higher volumes of natural gas purchased of $8.4 million. This increase was partially offset by lower commodity costs of $1.5 million and net environmental compliance costs of $1.5 million.
•Operation and maintenance increased $1.9 million.
◦Largely due to:
▪Higher payroll-related costs of $1.3 million.
▪Higher costs associated with MAOP projects.
◦Also reflected are higher costs associated with services provided to Everus as part of the TSA, offset in other income, as described below.
•Depreciation and amortization increased $1.6 million, of which $2.0 million resulted from increased property, plant and equipment balances related to growth and replacement projects placed in service, partially offset by lower depreciation rates implemented from rates cases in North Dakota, Montana and Wyoming of $500,000.

Index
•Taxes, other than income increased $2.1 million, due to higher property taxes, largely in Montana and Washington, and higher revenue-based taxes recovered in rates, as described above.
•Other income decreased $2.1 million, primarily due to lower interest income on regulatory deferral balances, partially offset by higher TSA revenue, as described above.
•Interest expense decreased $1.2 million, primarily from lower long-term interest expense, largely due to lower long-term debt balances.
•Income tax benefit increased $500,000, primarily the result of higher seasonal loss before income taxes and changes in permanent tax adjustments.
Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024 Natural gas distribution earnings increased $1.5 million as a result of:
•Revenue increased $95.9 million.
◦Largely due to:
▪Higher purchased natural gas sold of $69.5 million, including net environmental compliance costs, recovered in customer rates and offset in expense, as described below.
▪Rate relief of $16.3 million, primarily in Washington, Montana and South Dakota.
▪Higher revenue-based taxes of $4.7 million, recovered in rates and offset in expense, as described below.
▪Higher retail sales volumes of $2.6 million, which includes weather normalization and decoupling mechanisms in certain jurisdictions, and higher volumes to commercial and residential customer classes, largely due to colder weather in certain jurisdictions.
▪Higher conservation revenues of $2.6 million, offset in expense, as described below.
▪Higher basic service charges of $1.6 million due to customer growth.
•Purchased natural gas sold increased $69.5 million, largely due to net environmental compliance costs of $46.2 million, higher volumes of natural gas purchased of $19.5 million and higher commodity costs of $3.8 million.
•Operation and maintenance increased $11.6 million.
◦Largely due to:
▪Higher payroll-related costs of $4.6 million.
▪Higher conservation-related costs, recovered in rates, as discussed above.
▪Higher costs associated with MAOP projects of $1.2 million.
▪Higher software-related expense of $1.1 million.
▪Higher insurance expense.
◦Also reflected are higher costs associated with services provided to Everus as part of the TSA, offset in other income, as described below.
•Depreciation and amortization increased $3.1 million, of which $5.2 million resulted from increased property, plant and equipment balances related to growth and replacement projects placed in service, partially offset by lower depreciation rates implemented from rates cases in North Dakota, Montana and Wyoming of $1.4 million, and lower regulatory amortizations.
•Taxes, other than income increased $5.8 million, due to higher revenue-based taxes, as described above, and higher property taxes, largely in Montana and Washington.
•Other income decreased $7.2 million.
◦Primarily due to:
▪Lower interest on regulatory deferral balances.
▪The absence of $2.2 million of interest income associated with prior year renewable natural gas projects.
▪Higher pension expense of $1.0 million.
▪Lower returns of $1.0 million on the Company's nonqualified benefit plans.
◦Offset in part by higher TSA revenue, as described above.
•Interest expense decreased $3.6 million, primarily from lower long-term interest expense, largely due to lower long-term debt balances.
•Income tax expense increased $800,000, primarily the result of changes in permanent tax adjustments and higher income before income taxes.

Index
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
The EPA's GHG and mercury emissions standards finalized in May 2024 would have required additional pollution controls for Coyote Station to operate beyond 2031 and 2027, respectively. In April 2025, the EPA granted a two year extension for Coyote Station to add pollution controls to comply with the mercury emissions standard. In June 2025, the EPA proposed rules to repeal both the mercury emissions standard and the electric generation GHG emissions standard. If the rules go into effect, it could require owners of Coyote station to incur significant new costs. These costs could, dependent on determination by state regulatory commissions on approval to recover such costs from customers, negatively impact the Company's results of operations, financial position and cash flows. In December 2024, the EPA issued a final decision on the NDDEQ's Regional Haze state implementation plan, maintaining the proposed disapproval of the state's conclusion that no additional controls are warranted during this implementation period. The EPA did not issue a federal implementation plan in place of the state plan and would have two years from the state plan disapproval to either propose a federal plan or approve a new state plan. Coyote Station co-owners filed a petition for review with the Eighth Circuit in January 2025, challenging EPA's NDDEQ state plan disapproval, and in February 2025, filed a petition for reconsideration with the EPA, which was granted in April 2025. In June 2025, the Eighth Circuit granted a request by the EPA to continue to hold the petition of review proceeding in abeyance so that the EPA could review the previous administration's findings and actions. In March 2025, the EPA announced the agency is restructuring the regulations for implementing the Regional Haze Program. Further, in October 2025, the EPA released an advanced notice of proposed rulemaking seeking input on restructuring the program with the intent to streamline regulatory requirements for states' visibility improvement obligations. The Company is one of four owners of Coyote Station and cannot make a unilateral decision on the plant's future; therefore, the Company could be negatively impacted by decisions of the other owners. The joint owners continue to collaborate in analyzing data and weighing decisions that impact the plant and its employees as well as each company's customers and communities served.
In February 2025, Montana-Dakota entered into a definitive purchase and sale agreement with Badger Wind, LLC, a subsidiary of Orsted Onshore North America, LLC. Pursuant to the terms of the agreement, Montana-Dakota will purchase a 49 percent undivided ownership interest in a wind project being constructed and located in North Dakota that is anticipated to have a net generating capacity of approximately 250 MW for a purchase price of $294.0 million, which would represent 122.5 MW of wind generation to be owned by Montana-Dakota. In September 2025, the NDPSC granted an advanced determination of prudence and certificate of public convenience and necessity. The project is expected to be completed near the end of 2025. This transaction would reduce Montana-Dakota's purchase requirements under the existing power purchase agreement with Badger Wind, LLC, dated November 4, 2024.
In March 2023, the Company began to provide power for Applied Digital's data center near Ellendale, North Dakota. At full capacity, the data center requires 180 MW of electricity, which is the equivalent of about 28 percent of the Company's generation portfolio. Applied Digital's load is purchased from the MISO market and does not impact other customers' power supply. An electric service agreement to serve an additional 350 MW data center load with Applied Digital in the Company's service territory was approved by the NDPSC. 100 MW of the additional data center load is expected to be fully online in the second quarter of 2026.
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

Index
The Infrastructure Investment and Jobs Act, commonly known as the Bipartisan Infrastructure Law, was enacted in the fourth quarter of 2021 designating funds for investments such as upgrades to electric and grid infrastructure, transportation systems, and electric vehicle infrastructure. In July 2025, the North Dakota Industrial Commission awarded the Company a grant award under the Grid Resilience and Innovative Partnerships Program, which is part of the Infrastructure Investment and Jobs Act. The funds from the award will be used by the Company to build a 46 kV transmission line that will connect the Merricourt Transmission Substation to a 46 kV line near Fredonia, North Dakota. In addition, the IRA provided new funding for clean energy programs. The Company continues to pursue various opportunities under the Grid Resilience and Innovative Partnerships Program, and is also pursuing a biogas property at the Knott Landfill site in Bend, Oregon which may qualify for an investment tax credit and clean fuel production credits as part of the IRA. As discussed previously, the Company is evaluating the impact the OBBBA may have on these projects.
Legislation and rulemaking The Company continues to monitor legislation and rulemaking related to clean energy standards that may impact its segments. Below are some of the specific actions the Company is monitoring.
•In May 2024, the EPA published four final rules, three of which will impose stricter standards on GHG emissions from existing coal-fired and new natural gas-fired generation units, require a further reduction of mercury emissions from coal-fired generation units, and impose additional regulations around the storage and management of coal ash. In March 2025, the EPA announced reconsideration of the Electric Generation and Greenhouse Gas Rule, Mercury and Air Toxics Standards Rule, and Effluent Limitations Guidelines Rule. Comments on certain of these proposed rules were due in August 2025. If the rules were to remain as originally proposed and if the costs to comply with these rules are not fully recoverable from customers, they could have a material adverse effect on the Company's results of operations and cash flows.
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
•The Washington SBCC in November and December 2023, adopted residential and commercial building code amendments that will significantly limit the use of natural gas for space and water heating in new and retrofitted commercial and multifamily buildings and proposed the review of similar restrictions in the future for residential buildings. In May 2024, the Company filed a joint complaint seeking declaratory and injunctive relief under federal law against the Washington SBCC's adoption of the Washington State Energy Code. This complaint was dismissed by the federal district court. Petitioners have appealed this decision to the United States Court of Appeals for the Ninth Circuit. The Company's opening brief was filed in July 2025.
Initiative Measure No. 2066, which was approved by voters, prohibits the Washington State Energy Code from "in any way prohibit, penalize, or discourage the use of gas for any form of heating, or for uses related to any appliance or equipment, in any building." In May 2025, the King County Superior Court filed an order ruling Initiative Measure No. 2066 unconstitutional. Following the ruling, the Building Industry Association of Washington filed a notice of appeal with the King County Superior Court. Instead of transferring to the Court of Appeals, Initiative Measure No. 2066 is now pending review by the Washington State Supreme Court.
•In March 2024, the SEC issued Final Rule 33-11275 - The Enhancement and Standardization of Climate-Related Disclosures for Investors. In April 2024, the SEC announced that it would voluntarily stay its final climate disclosure rules pending judicial review. In March 2025, the SEC withdrew its defense of the rules. In July 2025, the SEC asked the Eighth Circuit to issue a ruling on the abandoned climate regulations. In September 2025, the Eighth Circuit stated it was pausing its consideration of legal challenges against this rule, pending further action by the SEC.

Index
Pipeline
Strategy and challenges The pipeline segment provides natural gas transportation, underground storage and energy-related services, including cathodic protection, as discussed in Note 15. The segment focuses on utilizing its extensive expertise in the design, construction and operation of energy infrastructure and related services to increase market share and profitability through optimization of existing operations, organic growth and investments in energy-related assets within or in close proximity to its current operating areas. The segment focuses on the continual safety and reliability of its systems, which entails building, operating and maintaining safe natural gas pipelines and facilities. The segment continues to evaluate growth opportunities including the expansion of natural gas facilities; incremental pipeline projects; and expansion of energy-related services leveraging on its core competencies. In support of this strategy, the Company completed the following growth projects in 2024 and 2025:
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
•In November 2025, the Minot Expansion Project was placed in service and increased system capacity by 7 MMcf of natural gas per day.
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
Tariff increases on raw materials could negatively affect the Company's construction projects and maintenance work. The Company continues to monitor the impact tariffs will have on its costs. The Company continues to actively manage the national supply chain challenges by working with its manufacturers and suppliers to help mitigate some of these risks on its business. The segment regularly experiences extended lead times on raw materials that are critical to the segment's construction and maintenance work which could delay maintenance work and construction projects potentially causing lost revenues and/or increased costs. The Company is partially mitigating these challenges by planning for extended lead times further in advance. The Company expects these delays to continue. Inflationary pressures have moderated, but costs for raw material and contract services remain high. For additional discussion regarding risks and uncertainties, see Part II, Item 1A. Risk Factors in this quarterly report and Part I, Item 1A. Risk Factors in the 2024 Annual Report.
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

Index
Earnings overview - The following information summarizes the performance of the pipeline segment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Variance	2025	2024	Variance
	(In millions)
Operating revenues	$57.4	$51.5	11.5%	$170.4	$155.8	9.4%
Operating expenses:
Operation and maintenance	21.0	19.0	10.5%	62.7	56.8	10.4%
Depreciation and amortization	8.1	7.4	9.5%	24.0	21.8	10.1%
Taxes, other than income	3.7	3.0	23.3%	10.6	9.1	16.5%
Total operating expenses	32.8	29.4	11.6%	97.3	87.7	10.9%
Operating income	24.6	22.1	11.3%	73.1	68.1	7.3%
Other income	1.0	1.3	(23.1)%	3.1	5.3	(41.5)%
Interest expense	4.1	3.6	13.9%	12.6	11.4	10.5%
Income before income taxes	21.5	19.8	8.6%	63.6	62.0	2.6%
Income tax expense	4.7	4.7	—%	14.2	14.5	(2.1)%
Net income	$16.8	$15.1	11.3%	$49.4	$47.5	4.0%

Operating statistics	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Transportation volumes (MMdk)	160.3	155.1	455.2	463.5
Customer natural gas storage balance (MMdk):
Beginning of period	34.6	41.4	44.1	37.7
Net injection	13.6	13.2	4.1	16.9
End of period	48.2	54.6	48.2	54.6
Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024 Pipeline earnings increased $1.7 million as a result of:
•Revenues increased $5.9 million as a result of:
◦Increased demand revenue, largely due to:
▪Growth projects placed in service in late 2024 of $2.7 million.
▪Increased usage of short-term natural gas transportation contracts of $1.3 million.
▪Partially offset by the expiration of certain contracts.
◦Higher interruptible transportation volumes of $1.2 million.
◦Higher non-regulated project revenue of $600,000.
•Operation and maintenance increased $2.0 million.
◦Primarily from:
▪Higher payroll-related costs of $600,000.
▪Higher non-regulated project costs of $500,000, associated with increased non-regulated project revenue as previously discussed.
▪Also reflected are higher costs associated with services provided to Everus as part of TSA, offset in other income, as described below.
▪Higher other costs including insurance.
•Depreciation and amortization increased $700,000 driven largely by higher property, plant and equipment balances related to growth projects placed in service as previously discussed.
•Taxes, other than income increased $700,000, largely due to higher property tax valuations in Montana.
•Other income decreased $300,000,
◦Primarily due to:
▪Lower interest income.
▪Lower AFUDC for the construction of the Company's growth projects.
◦Partially offset by higher TSA income, as described above.
•Interest expense increased $500,000, primarily from higher debt rates and lower AFUDC, as previously discussed.

Index
•Income tax expense was comparable to the same period in the prior year, largely due to higher income before taxes offset by a decrease in the state effective tax rate largely due to growth in North Dakota.
Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024 Pipeline earnings increased $1.9 million as a result of:
•Revenues increased $14.6 million as a result of:
◦Increased demand revenue, largely due to:
▪Growth projects placed in service throughout 2024 of $9.4 million.
▪Increased usage of short-term natural gas transportation contracts of $3.7 million.
▪Higher storage related revenue of $1.1 million.
▪Partially offset by the expiration of certain contracts.
◦Higher interruptible transportation volumes of $1.7 million.
◦Higher non-regulated project revenue of $500,000.
•Operation and maintenance increased $5.9 million.
◦Primarily from:
▪Higher payroll-related costs of $2.8 million.
▪Higher costs associated with services provided to Everus as part of the TSA, offset in other income, as described below.
▪Higher non-regulated project costs of $800,000, associated with increased non-regulated project revenue as previously discussed.
▪Higher other costs including insurance and contract services.
•Depreciation and amortization increased $2.2 million driven largely by higher property, plant and equipment balances related to growth projects placed in service, as previously discussed.
•Taxes, other than income increased $1.5 million, largely due to higher property tax valuations in Montana.
•Other income decreased $2.2 million,
◦Primarily due to:
▪The absence of proceeds received in 2024 from a customer settlement of $2.0 million.
▪Lower interest income.
▪Lower AFUDC, as previously discussed.
▪Partially offset by higher TSA income of $1.2 million, as described above.
•Interest expense increased $1.2 million, primarily from higher debt balances to fund capital expenditures and lower AFUDC, as previously discussed.
•Income tax expense decreased $300,000, primarily from a decrease in the state effective tax rate largely due to growth in North Dakota, partially offset by higher income before income taxes.
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
In 2024, the EPA published several final rules related to GHG emissions from the oil and natural gas industry. These rules update, strengthen and expand standards to reduce GHG emissions and other air pollutants from new and existing oil and gas facilities, revise the GHG reporting rules and incorporate the Waste Emissions Charge provisions from the IRA. In first quarter 2025, Congress passed a resolution of disapproval overturning the Waste Emissions Charge regulations and President Trump signed the resolution, eliminating the rule. On July 4, 2025, the OBBBA postponed the Waste Emissions Charge provisions in the Clean Air Act to 2034. Also, the EPA Administrator announced "31 Historic Actions to Power the Great American Comeback" which includes plans for reconsideration of several EPA rules related to GHG emissions from the oil and natural gas industry. The EPA has since issued several actions including interim final rules extending deadlines for certain oil and gas new source performance standards and a proposal to reconsider the Greenhouse Gas Reporting Program. The Company continues to comply with rules as they remain effective, and to monitor and assess these rulemakings and the potential impacts they may have on its business processes, current and future projects, results of operations and disclosures.

Index
The Company continues to focus on improving existing operations and on growth opportunities through organic expansion projects in all areas in which it operates, which includes additional projects with local distribution companies, Bakken area producers, electric generation customers and industrial customers in various stages of development, including:
•Line Section 32 Expansion project which will provide natural gas transportation service to a new electric generation facility in northwest North Dakota. The project consists of approximately 20 miles of pipe and ancillary facilities and is designed to increase natural gas transportation capacity by 190 MMcf per day, which is supported by a long-term customer agreement. The project is dependent on regulatory approvals and targeted to be in service in late 2028.
•Potential Bakken East Pipeline project, which could consist of 350 miles of pipeline construction from western North Dakota to the eastern part of the state, plus additional pipeline laterals. The Company continues actively marketing the project and is actively working with landowners to conduct environmental and civil surveys along the potential route. In August 2025, the North Dakota Industrial Commission selected the project for firm capacity commitments of up to $50 million annually for 10 years.
•Potential Minot Industrial Pipeline Project, which could consist of an approximately 90-mile pipeline from Tioga, North Dakota to Minot, North Dakota and ancillary facilities. The Company has signed an agreement to support the early stage development of the project. The project would provide incremental natural gas transportation capacity for anticipated industrial demand.
•A binding open season for a potential Baker Storage Field Enhancement and associated transportation expansion project concluded in May 2025. Given the project costs and current customer interest, the project is on hold but may be reevaluated in the future.
See Capital Expenditures within this section for information on the expenditures related to these growth projects.
Other

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2025	2024	Variance	2025	2024	Variance
	(In millions)
Operating revenues	$.3	$—	100.0%	$.6	$0.1	500.0%
Operating expenses:
Operation and maintenance	(1.5)	4.1	(136.6)%	(1.0)	13.3	(107.5)%
Depreciation and amortization	—	.6	(100.0)%	—	1.7	(100.0)%
Taxes, other than income	—	—	—%	—	.3	(100.0)%
Total operating expenses	(1.5)	4.7	(131.9)%	(1.0)	15.3	(106.5)%
Operating income (loss)	1.8	(4.7)	138.3%	1.6	(15.2)	(110.5)%
Other income	2.0	4.2	(52.4)%	5.0	13.8	(63.8)%
Interest expense	1.6	4.1	(61.0)%	3.5	12.5	(72.0)%
Income (loss) before income taxes	2.2	(4.6)	(147.8)%	3.1	(13.9)	(122.3)%
Income tax (benefit) expense	3.9	1.7	129.4%	3.5	(1.7)	(305.9)%
Loss from continuing operations	(1.7)	(6.3)	(73.0)%	(.4)	(12.2)	(96.7)%
Discontinued operations, net of tax	—	49.0	(100.0)%	(.9)	115.3	(100.8)%
Net income (loss)	$(1.7)	$42.7	(104.0)%	$(1.3)	$103.1	(101.3)%
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
Three and Nine Months Ended September 30, 2025, Compared to Three and Nine Months Ended September 30, 2024, respectively.
For the quarter and year to date, Other reported decreased net income compared to the same periods in 2024. The decreases were primarily due to the absence of income from discontinued operations in 2025 and income tax adjustments related to the Company's annualized estimated tax rate. Partially offsetting the decreases were lower operation and maintenance expenses, primarily a result of corporate overhead costs classified as continuing operations allocated to Everus in 2024, which are not included in Other in 2025, and lower insurance claims experience at the captive insurer.
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

Index

Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts related to these items were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In millions)
Intersegment transactions:
Operating revenues	$4.7	$4.0	$48.7	$43.5
Purchased natural gas sold	4.2	3.9	47.3	43.0
Operation and maintenance	.5	.1	1.4	.5
Other income	1.7	3.9	3.9	12.9
Interest expense	1.7	3.9	3.9	12.9
For more information on intersegment eliminations, see Note 15.
Liquidity and Capital Commitments
At September 30, 2025, the Company had cash, cash equivalents and restricted cash of $75.9 million and available borrowing capacity of $430.7 million under the outstanding credit facilities of the Company and its subsidiaries. The Company expects to meet its obligations for debt maturing within one year and its other operating and capital requirements from various sources, including internally generated funds; credit facilities and commercial paper of the Company and its subsidiaries, as described in Capital resources; and issuance of debt and equity securities if necessary.
Cash flows

	Nine Months Ended
	September 30,
	2025	2024
	(In millions)
Net cash provided by (used in):
Operating activities	$392.8	$441.8
Investing activities	(359.8)	(392.5)
Financing activities	(24.0)	(22.3)
Increase in cash, cash equivalents and restricted cash	9.0	27.0
Cash, cash equivalents and restricted cash -- beginning of year	66.9	77.0
Cash, cash equivalents and restricted cash -- end of period*	$75.9	$104.0
*Includes cash of discontinued operations of $15.7 million at September 30, 2024.

Index
Operating activities

	Nine Months Ended
	September 30,
	2025	2024	Variance
	(In millions)
Components of net cash provided by operating activities:
Net income	$114.1	$226.0	$(111.9)
(Loss) income from discontinued operations, net of tax	(.9)	115.4	(116.3)
Income from continuing operations	115.0	110.6	4.4
Adjustments to reconcile net income to net cash provided by operating activities	148.4	146.6	1.8
Changes in current assets and liabilities, net of acquisitions:
Receivables	136.3	128.1	8.2
Inventories	(.6)	(2.1)	1.5
Other current assets	47.6	39.3	8.3
Accounts payable	(47.7)	(60.1)	12.4
Other current liabilities	13.8	16.3	(2.5)
Pension & postretirement benefit plan contributions	(2.8)	(2.8)	—
Other noncurrent changes	(16.5)	(23.3)	6.8
Net cash provided by continuing operations	393.5	352.6	40.9
Net cash (used in) provided by discontinued operations	(.7)	89.2	(89.9)
Net cash provided by operating activities	$392.8	$441.8	$(49.0)
The changes in cash flows from operating activities generally follow the results of operations, as discussed in Business Segment Financial and Operating Data, and are affected by changes in working capital.
The decrease in cash flows provided by operating activities in 2025 from 2024 was largely driven by the absence of cash provided by discontinued operations in 2024. Partially offsetting the decrease was higher 2025 payable balances of power purchases at the electric business and the collection of purchased gas cost balances, including net environmental compliance costs, and higher collection of accounts receivable associated with higher gas costs in December 2024, all at the natural gas distribution business.
Investing activities

	Nine Months Ended
	September 30,
	2025	2024	Variance
	(In millions)
Components of net cash used in investing activities:
Capital expenditures	$(353.8)	$(366.5)	$12.7
Cost of removal, net of salvage value	(7.7)	(6.2)	(1.5)
Investments	(3.3)	(3.3)	—
Proceeds from investment excess cash and cost basis withdrawal	5.0	9.0	(4.0)
Net cash used in continuing operations	(359.8)	(367.0)	7.2
Net cash used in discontinued operations	—	(25.5)	25.5
Net cash used in investing activities	$(359.8)	$(392.5)	$32.7
The cash used in investing activities decreased as compared to 2024, primarily due to the absence of cash used in discontinued operations in 2024. Also contributing was lower capital expenditures at the pipeline business, primarily due to the absence of the Wahpeton Expansion project expenditures, which was partially offset by higher capital expenditures at the electric business, largely the Badger Wind project payment.

Index
Financing activities

	Nine Months Ended
	September 30,
	2025	2024	Variance
	(In millions)
Components of net cash used in financing activities:
Repayment of short-term borrowings	$—	$(95.0)	$95.0
Issuance of long-term debt	123.1	302.4	(179.3)
Repayment of long-term debt	(62.8)	(147.7)	84.9
Debt issuance costs	(.2)	(2.4)	2.2
Costs of issuance of common stock	—	(.1)	.1
Dividends paid	(79.6)	(76.9)	(2.7)
Tax withholding on stock-based compensation	(4.5)	(2.6)	(1.9)
Net cash used in continuing operations	(24.0)	(22.3)	(1.7)
Net cash used in discontinued operations	—	—	—
Net cash used in financing activities	$(24.0)	$(22.3)	$(1.7)
The increase in cash used in financing activities in 2025 from 2024 was largely due to higher dividend payments in 2025. 2024 had higher new debt issuance proceeds and higher repayments of both long-term debt and short-term borrowings largely offsetting, resulting in an immaterial net change.
Capital expenditures
Capital expenditures for the first nine months of 2025 and 2024 were $379.5 million and $377.3 million, respectively. Capital expenditures at the Company's business segments are estimated to be approximately $531.7 million for 2025, which is comparable to what was previously reported in the 2024 Annual Report. Capital expenditure estimates have been updated to accommodate project timeline and scope changes made thus far in 2025.
Utility investments in the Company's estimated capital expenditures for 2025 include construction of electric transmission lines and substations, as well as natural gas delivery infrastructure, to serve a customer base that is expected to continue growing at 1 percent to 2 percent annually over the next five years, construction of JETx, power generation projects, and replacement and modernization of existing electric and natural gas utility infrastructure to ensure continued safe and reliable service to customers. Estimated capital expenditures at the utility includes the $29.4 million progress payment associated with Badger Wind Farm. The final payment of Badger Wind Farm would be incremental to the outlined capital program. At the pipeline business, the Company will focus on system growth to expand natural gas transmission capacity. For more information on the Company's growth projects, see Business Segment Financial and Operating Data. Other estimated capital expenditures include those for system upgrades, routine replacements, service extensions, RNG infrastructure projects, routine equipment maintenance and replacements, land and building improvements, pipeline and natural gas storage projects, transmission opportunities, environmental upgrades, and other growth opportunities.
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
Debt resources
Certain debt instruments of the Company and its subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt instruments, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions, all of which the Company and its subsidiaries, as applicable, were in compliance with at September 30, 2025, except as otherwise noted below. In the event the Company and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. As of September 30, 2025, the Company had investment grade credit ratings at all entities issuing debt. For more information on the covenants, certain other conditions and cross-default provisions, see Part II, Item 6 in this document and Part II, Item 8 in the 2024 Annual Report.
The following table summarizes the outstanding revolving credit facilities of the Company and its subsidiaries at September 30, 2025:

Company	Facility		Facility Limit		Amount Outstanding	Letters of Credit		Expiration Date
			(In millions)
Montana-Dakota Utilities Co.	Commercial paper/Revolving credit agreement	(a)	$200.0		$132.7	$—		10/18/28
Cascade Natural Gas Corporation	Revolving credit agreement		$175.0	(b)	$91.4	$2.2	(c)	6/20/29
Intermountain Gas Company	Revolving credit agreement		$175.0	(b)	$72.0	$—		6/20/29
MDU Resources Group, Inc.	Revolving credit agreement		$200.0	(d)	$20.0	$1.0	(c)	5/31/28

(a)The commercial paper program is supported by a revolving credit agreement with various banks (provisions allow for increased borrowings, at the option of Montana-Dakota on stated conditions, up to a maximum of $250.0 million). At September 30, 2025, there were no amounts outstanding under the revolving credit agreement.
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
Total equity as a percent of total capitalization was 54 percent, 56 percent and 54 percent at September 30, 2025 and 2024 and December 31, 2024, respectively. This ratio is calculated as the Company's total equity, divided by the Company's total capital. Total capital is the Company's total debt, including debt in discontinued operations, short-term borrowings and long-term debt due within 12 months, plus total equity. Management believes this ratio is an indicator of how the Company is financing its operations, as well as its financial strength.

Intermountain On July 15, 2025, Intermountain entered into a NPA to issue a total of $50.0 million of senior notes, with a maturity date of July 15, 2055, at an interest rate of 6.39 percent. On July 15, 2025, Intermountain issued $25.0 million in senior notes under the NPA with the remaining $25.0 million expected to be issued on November 14, 2025. As of September 30, 2025, Intermountain was not in compliance with the minimum interest coverage covenant under certain NPAs. This non-compliance triggered cross-default provisions in certain other long-term debt and revolving credit agreements of the Company, Intermountain, and MDU Energy Capital. Subsequent to September 30, 2025, Intermountain and MDU Energy Capital obtained waivers for this non-compliance from the holders of a majority of their respective outstanding notes, and Intermountain and the Company obtained waivers from the lenders of the revolving credit agreements, which collectively cured the impact of any events of default. The Company expects to be in compliance with the minimum interest coverage ratio under the Intermountain NPAs by December 31, 2025.

Index

Montana-Dakota On October 28, 2025, Montana-Dakota entered into a NPA to issue $250.0 million of senior notes, with maturity dates ranging from October 28, 2035 to February 2, 2056, at a weighted average interest rate of 5.96 percent. On October 28, 2025, Montana-Dakota issued $150.0 million in senior notes under the NPA with the remaining $100.0 million expected to be issued on February 2, 2026. The agreement contains customary covenants and provisions, including a covenant of Montana-Dakota not to permit, at any time, the ratio of debt to total capitalization to be greater than 65 percent. Other covenants include a minimum interest coverage ratio and restrictions on the sale of certain assets.

Equity Resources
On August 7, 2025, the Company entered into an EDA pursuant to which it may issue, offer, and sell, from time to time, up to an aggregate gross sales price of $400.0 million of shares of its common stock through an ATM offering program, which includes the ability to enter into FSAs. Since the establishment of the ATM offering program, the Company did not issue common stock pursuant to the EDA nor enter into any FSAs.
Material cash requirements
There were no material changes in the Company's remaining contractual obligations related to estimated interest payments, asset retirement obligations and uncertain tax positions for 2025 from those reported in the 2024 Annual Report except for decreases in purchase commitments due to an anticipated decrease in electric supply contracts at the Company's electric segment. For more information on the Company's contractual obligations on long-term debt and operating leases, see Part II, Item 7 in the 2024 Annual Report. For more information on the Company's purchase commitments, see Note 18.
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
There were no material changes to the Company's noncontributory qualified defined benefit pension plans from those reported in the 2024 Annual Report other than the Company now expects to contribute approximately $3.4 million to its pension plans in 2025, largely resulting from acceleration of contributions in order to decrease costs. For more information, see Note 16 and Part II, Item 7 in the 2024 Annual Report.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company uses fixed and variable rate debt to partially finance operations and capital investments which exposes the Company to market risk related to changes in interest rates. Higher interest rates have resulted in and will likely continue to result in higher borrowing costs on new debt and existing variable interest rate debt.

As of September 30, 2025, approximately 13.4 percent of the outstanding debt recorded on the balance sheet consisted of variable interest rate facilities (which uses SOFR as the benchmark rate). Based on the balances outstanding for these borrowings as of September 30, 2025, an increase of 1 percent in the interest rate on the Company's outstanding variable interest rate facilities would result in an estimated $3.2 million pre-tax annual increase in interest expense over the next twelve months.

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
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
Part II -- Other Information
Item 1. Legal Proceedings
There were no material changes to the Company's legal proceedings in Part 1, Item 3 - Legal Proceedings in the 2024 Annual Report.
Item 1A. Risk Factors
Please refer to the Company's risk factors that are disclosed in Part I, Item 1A. Risk Factors in the 2024 Annual Report that could be materially harmful to the Company's business, prospects, financial condition or financial results if they occur. At September 30, 2025, there were no material changes to the Company's risk factors provided in Part I, Item 1A. Risk Factors in the 2024 Annual Report other than as set forth below.
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

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2025	—	$—	—	—
August 1 through August 31, 2025	—	$—	—	—
September 1 through September 30, 2025	1,723	$17.84	—	—
Total	1,723	$17.84	—	—

(1) Represents shares of common stock purchased on the open market for the Company's non-employee directors who elected to receive additional shares of common stock in lieu of a portion of their cash retainer.
(2) Not applicable. The Company does not currently have in place any publicly announced plans or programs to repurchase equity securities.

Item 5. Other Information
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
See the index to exhibits immediately preceding the signature page to this report.

Index

Exhibits Index
Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number

3(a)	Amended and Restated Certificate of Incorporation of MDU Resources Group, Inc.		8-K		3.2	5/8/19	1-03480
3(b)	Bylaws of MDU Resources Group, Inc.		8-K		3.1	2/14/25	1-03480
**4(a)	Intermountain Gas Company Note Purchase Agreement, dated July 15, 2025	X
31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
*32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Furnished Herewith
**Schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished as a supplement to the SEC upon request.

Index
Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU RESOURCES GROUP, INC.

DATE:	November 10, 2025	BY:	/s/ Jason L. Vollmer
Jason L. Vollmer
Chief Financial Officer

		BY:	/s/ Stephanie A. Sievert
Stephanie A. Sievert
Chief Accounting and Regulatory Affairs Officer