Form 10-K
period 2025-12-31
MDU RESOURCES GROUP INC
filed 2026-02-20
CIK 67716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
State the aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2025: $3,394,621,007.
Indicate the number of shares outstanding of the registrant's common stock, as of February 13, 2026: 204,382,821 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Relevant portions of the registrant's 2026 Proxy Statement, to be filed no later than 120 days from December 31, 2025, are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Report.

2 MDU Resources Group, Inc. Form 10-K

MDU Resources Group, Inc. Form 10-K 3

Definitions

The following abbreviations and acronyms used in this Form 10-K are defined below:
Abbreviation or Acronym
AFUDC	Allowance for funds used during construction
Applied Digital	Applied Digital Corporation
Army Corps	U.S. Army Corps of Engineers
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
ATM	At-the-Market
Badger Wind Farm	250 MW wind turbine farm near Wishek, North Dakota (49.0 percent ownership)
Bcf	Billion cubic feet
Big Stone Station	475-MW coal-fired electric generating facility near Big Stone City, South Dakota (22.7 percent ownership)
Board	Company's Board of Directors
BSSE	345-kV transmission line from Ellendale, North Dakota, to Big Stone City, South Dakota (50 percent ownership)
Cascade	Cascade Natural Gas Corporation, an indirect wholly-owned subsidiary of MDU Energy Capital
Centennial
CEHI, LLC, a direct wholly-owned subsidiary of the Company, formerly known as Centennial Energy Holdings, Inc. prior to the separation of Knife River from the Company. References to Centennial's historical business and operations refer to the business and operations of Centennial Energy Holdings, Inc.

Centennial Capital	Centennial Holdings Capital LLC, a direct wholly-owned subsidiary of Centennial
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CIO	Chief Information Officer
Code	U.S. Internal Revenue Code
CODM	Chief Operating Decision Maker
Company	MDU Resources Group, Inc.
COVID-19	Coronavirus disease 2019
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
CWIP	Construction work in progress, costs associated with the construction of new utility facilities recorded on the balance sheet until these facilities are placed in service.
CyROC	Cyber Risk Oversight Committee
DC Circuit Court	U.S Court of Appeals for the D.C. Circuit
dk	Decatherm
EBITDA	Earnings before interest, taxes, depreciation and amortization
EIN	Employer Identification Number
EDA	Equity Distribution Agreement
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974, as amended
ERM	Enterprise risk management
ESG	Environmental, social and governance
Everus	Everus Construction Group, Inc., a wholly-owned subsidiary of the Company prior to the separation from the Company, that was established in conjunction with the separation of Everus Construction
Everus Construction	Everus Construction, Inc., a direct wholly-owned subsidiary of Centennial prior to the separation from the Company, formerly known as MDU Construction Services Group, Inc. prior to March 12, 2024
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission

4 MDU Resources Group, Inc. Form 10-K

Definitions

Fidelity	Fidelity Exploration & Production Company, an indirect wholly-owned subsidiary of Centennial (previously referred to as the Company's exploration and production segment)
FIP	Funding improvement plan
FSA	Forward sale agreement
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Great Plains	Great Plains Natural Gas Co., a public utility division of Montana-Dakota
GVTC	Generation Verification Test Capacity
Holding Company Reorganization	The internal holding company reorganization completed on January 1, 2019, pursuant to the agreement and plan of merger, dated as of December 31, 2018, by and among Montana-Dakota, the Company and MDUR Newco Sub, which resulted in the Company becoming a holding company and owning all of the outstanding capital stock of Montana-Dakota.
IBEW	International Brotherhood of Electrical Workers
ICWU	International Chemical Workers Union
Impact Report	Company's 2024 Impact Report
Intermountain	Intermountain Gas Company, an indirect wholly-owned subsidiary of MDU Energy Capital
IPUC	Idaho Public Utilities Commission
IRA	Inflation Reduction Act
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
Item 8	Financial Statements and Supplementary Data
JETx	345-kV transmission line from Jamestown, North Dakota to Ellendale, North Dakota (50 percent ownership)
Knife River
Established as Knife River Corporation prior to the separation from the Company, a direct wholly-owned subsidiary of Centennial. Knife River refers to Knife River Corporation, during the period prior to separation, now known as "KRC Materials, Inc." Following the separation Knife River refers to Knife River Holding Company, now known as Knife River Corporation.

K-Plan	Company's 401(k) Retirement Plan
kW	Kilowatts
kWh	Kilowatt-hour
kV	Kilovolts
Leading with Integrity Policy	Company's code of business conduct
MAOP	Maximum allowable operating pressure
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly-owned subsidiary of the Company
MDUR Newco	MDUR Newco, Inc., a public holding company created by implementing the Holding Company Reorganization, now known as the Company
MDUR Newco Sub	MDUR Newco Sub, Inc., a direct, wholly-owned subsidiary of MDUR Newco, which was merged with and into Montana-Dakota in the Holding Company Reorganization
MEPP	Multiemployer pension plan
MISO	Midcontinent Independent System Operator, Inc., the organization that provides open-access transmission services and monitors the high-voltage transmission system in the Midwest United States and Manitoba, Canada and a southern United States region which includes much of Arkansas, Mississippi and Louisiana
MMcf	Million cubic feet
MMdk	Million dk
MNPUC	Minnesota Public Utilities Commission
Montana-Dakota	Montana-Dakota Utilities Co. a direct wholly-owned subsidiary of MDU Energy Capital
MPPAA	Multiemployer Pension Plan Amendments Act of 1980
MTPSC	Montana Public Service Commission
MW	Megawatt
NDDEQ	North Dakota Department of Environmental Quality

MDU Resources Group, Inc. Form 10-K 5

Definitions

NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
NPA	Note Purchase Agreement
NYSE	New York Stock Exchange
OBBBA	One Big Beautiful Bill Act
ODEQ	Oregon Department of Environmental Quality
OPUC	Oregon Public Utility Commission
PCAOB	Public Company Accounting Oversight Board
PCBs	Polychlorinated biphenyls
PHMSA	Pipeline and Hazardous Material Safety Administration
PPA	Power purchase agreement
Proxy Statement	Company's 2026 Proxy Statement
PRP	Potentially Responsible Party
PSAs	Performance share awards
RCRA	Resource Conservation and Recovery Act
RNG	Renewable natural gas
ROE	Return on equity
RP	Rehabilitation plan
RSUs	Restricted stock units
SBCC	State Building Code Council
SDPUC	South Dakota Public Utilities Commission
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Sheridan System	A separate electric system owned by Montana-Dakota
SOFR	Secured Overnight Financing Rate
SPP	Southwest Power Pool, the organization that manages the electric grid and wholesale power market for the central United States.
TSA	Transportation Security Administration
UA	United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada
VIE	Variable interest entity
Washington DOE	Washington State Department of Ecology
WBI Energy	WBI Energy, Inc., an indirect wholly-owned subsidiary of Centennial
WBI Energy Transmission	WBI Energy Transmission, Inc., an indirect wholly-owned subsidiary of Centennial
WUTC	Washington Utilities and Transportation Commission
Wygen III	100-MW coal-fired electric generating facility near Gillette, Wyoming (25 percent ownership)
WYPSC	Wyoming Public Service Commission
ZRCs	Zonal resource credits - a MW of demand equivalent assigned to generators by MISO for meeting system reliability requirements

6 MDU Resources Group, Inc. Form 10-K

Index
Part I

Cautionary Note Regarding Forward-Looking Statements
This Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Other than statements of historical facts, all statements which address activities, events or developments that the Company anticipates will or may occur in the future are based on underlying assumptions (many of which are based, in turn, upon further assumptions), including, but not limited to, statements identified by the words "anticipates," "estimates," "expects," "intends," "plans," and "predicts," in each case related to such things as growth estimates, stockholder value creation, the Company's "CORE" strategy, capital expenditures, financial guidance, trends, objectives, goals, strategies, earnings per share growth targets, dividend payout ratio targets, customer rates, regulatory approvals, sustainability, and other such matters, each of which is a forward-looking statement. These forward-looking statements are based on many assumptions and factors, which are detailed in the Company's filings with the SEC.
While made in good faith, these forward-looking statements are based largely on the Company's expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond the Company's control. For additional discussion regarding risks and uncertainties that may affect forward-looking statements, see Item 1A - Risk Factors. Any changes in such assumptions or factors could produce significantly different results. Undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made. Except as required by applicable law, the Company undertakes no obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business
General
The Company is a pure-play regulated energy delivery business. Its principal executive offices are located at 1200 West Century Avenue, P.O. Box 5650, Bismarck, North Dakota 58506-5650, telephone (701) 530-1000.
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

MDU Resources Group, Inc. Form 10-K 7

Index
Part I

As of December 31, 2025, the Company was organized into three reportable business segments. These business segments include: electric, natural gas distribution and pipeline. The Company's business segments are determined based on the Company's method of internal reporting, which generally segregates the business activities by differences in products and services. The internal reporting of these segments is defined based on the reporting and review process used by the Company's chief executive officer.
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
The financial results and data applicable to each of the Company's business segments, as well as their financing requirements, are set forth in Item 7 - MD&A and Item 8 - Note 14.
The Company's material properties, which are of varying ages and are of different construction types, are generally in good condition, are well maintained and are generally suitable and adequate for the purposes for which they are used.
Human Capital Management An employee driven culture is part of the Company's "CORE" strategy, which means striving to be an employer of choice. It begins with employee feedback on continuous improvement and fosters an inclusive and respectful culture. It also includes driving employee safety through proactive safety management systems. As of December 31, 2025, the Company had 2,096 employees.
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
The following information about the Company's collective-bargaining agreements is as of December 31, 2025.

Company	Collective-bargaining agreement	Number of employees represented	Agreement status
Montana-Dakota	IBEW	323	Effective through April 30, 2026
Intermountain	UA	167	Three agreements effective through October 31, 2026, January 31, 2027, and January 31, 2027.
Cascade	ICWU	179	Effective through March 31, 2028
WBI Energy Transmission	IBEW	76	Effective through April 30, 2027
Total		745

8 MDU Resources Group, Inc. Form 10-K

Index
Part I

Respectful Workplace The Company is committed to an environment that respects the differences and embraces the strengths of its employees. Essential to the Company's success is its ability to attract, retain and engage the best people from a broad range of backgrounds and build an inclusive culture where all employees feel valued and contribute their best. The Company requires employees to participate in its Leading with Integrity Policy which provides training on the Company's code of conduct.
The Company's goals related to a respectful workplace include:
•Enhance collaboration efforts through cooperation and sharing of best practices to create new ways of meeting employee, customer and stockholder needs.
•Increase productivity and profitability through the creation of a work environment which values all perspectives and methods of accomplishing work.
The Company also promotes recognition of employees through the following awards:
Building People Being employee driven begins with employee recruitment. The Company hires employees that have the skills, abilities and motivation to achieve the results needed for their jobs. Each job is important and part of a coordinated team effort to accomplish the organization's objectives. The Company uses a variety of means to recruit new employees for open positions including posting on the Company's website. Other sources for employee recruitment include employee referrals, union workforce, direct recruitment, advertising, social media, career fairs, partnerships with colleges and technical schools, job service organizations and associations connected with a variety of professions. The Company also uses internship programs to introduce individuals to the Company's business operations and provide a possible source of future employees.
Being employee driven also requires developing employees in their current positions and for future advancement. The Company provides opportunities for advancement through job mobility, succession planning and promotions both within and between business segments. The Company requires employees included in the succession planning process to participate in and further develop their skills for potential advancement in the future. Succession planning is performed across the organization for all levels of leadership. The Company provides employees the opportunity to further develop and grow through various forms of training, mentorship programs and internship programs, among other things.

MDU Resources Group, Inc. Form 10-K 9

Index
Part I

To attract and retain employees, the Company offers:
The chief executive officer engages in employee tours at Company locations and the Company conducts employee surveys to hear and gauge employee opinions on issues such as integrity, safety, respect, excellence and stewardship. Survey responses are compiled and evaluated at various levels throughout the Company to develop action plans to address areas of concern raised by employees.
Safety Safety is one of the Company's corporate values. The Company is committed to safety and health in the workplace. To ensure safe work environments, the Company provides training, resources and appropriate follow-up on any unsafe conditions or actions. To facilitate a strong safety culture, the Company established its Safety Leadership Council. In addition to the Safety Leadership Council, the Company has policies and training that support safety in the workplace including training on safety matters through classroom and toolbox meetings on job sites. The Company utilizes safety compliance in the evaluation of employees, which includes management, and recognizes employee safety through safety award programs. Accident and safety statistical information is regularly reported to management and the Board.
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
For more information on the Company's environmental, social and governance initiatives and goals, practices and progress, see the Company's Impact Report on its website, which is not incorporated by reference herein.

10 MDU Resources Group, Inc. Form 10-K

Index
Part I

Governmental Matters The Company's operations and certain of its subsidiaries are subject to laws and regulations relating to air, water and solid waste pollution control; federal and state facility-siting regulations; zoning and planning regulations of certain state and local authorities; federal and state health and safety regulations; and state hazard communication standards.
The Company strives to be in compliance with applicable regulations. For more information, see Environmental matters in Item 8 - Note 17. There are no pending CERCLA actions for any of the Company's material properties. However, the Company is involved in certain claims relating to the Bremerton Gasworks Superfund Site. For more information on the Company's environmental matters, see Item 8 - Note 17 and Item 7 - MD&A - Business Section Financial and Operating Data.

Technology The Company uses technology in substantially all aspects of its business operations and requires uninterrupted operation of information technology systems and network infrastructure. For a discussion of the Company's risks related to cybersecurity, see Item 1A - Risk Factors. For more information on the Company's approach to cybersecurity, see Item 1C - Cybersecurity.
Available Information The Company maintains a corporate website at www.mdu.com. The Company's filings with the SEC, including its annual report on Form 10-K, it's quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to those reports are available free of charge through this website as soon as reasonably practicable after they are filed with or furnished to the SEC. The Governance section of the website contains the Company's Corporate Governance Guidelines, committee charters, and the Leading with Integrity Policy for directors, officers, and employees, and is incorporated herein by reference. Copies of these documents may also be obtained free of charge upon written request to the Company's corporate secretary at MDU Resources Group, Inc., P.O. Box 5650, Bismarck, North Dakota 58506. The information available on, or accessible through, the Company's website is not part of this Annual Report on Form 10-K.

MDU Resources Group, Inc. Form 10-K 11

Index
Part I

Electric
General The Company's electric segment is operated through its wholly-owned subsidiary, Montana-Dakota. Montana-Dakota provides electric service at retail, serving residential, commercial, industrial and municipal customers in 185 communities and adjacent rural areas.

The material properties owned by Montana-Dakota for use in its electric operations include interests in 15 electric generating units at 12 facilities and two small portable diesel generators, as further described under System Supply, System Demand and Competition, approximately 3,400 and 4,900 miles of transmission and distribution lines, respectively, and 86 transmission and 299 distribution substations. Montana-Dakota has obtained and holds, or is in the process of renewing, valid and existing franchises authorizing it to conduct its electric operations in all of the municipalities it serves where such franchises are required. Montana-Dakota intends to protect its service area and seek renewal of all expiring franchises. At December 31, 2025, Montana-Dakota's net electric plant investment was $2.1 billion and its rate base was $1.8 billion.

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
The retail customers served and respective revenues by class for the electric business were as follows:

	2025		2024		2023
	Customers Served	Revenues	Customers Served	Revenues	Customers Served	Revenues
	(Dollars in thousands)
Residential	120,678	$136,676	120,043	$139,862	119,700	$134,054
Commercial	23,997	178,991	23,762	165,778	23,573	164,142
Industrial	214	37,762	219	42,320	228	42,340
Other	1,661	7,424	1,662	7,773	1,607	7,075
	146,550	$360,853	145,686	$355,733	145,108	$347,611
Other electric revenues, which are largely transmission-related revenues, for Montana-Dakota were $77.4 million, $58.7 million and $53.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

12 MDU Resources Group, Inc. Form 10-K

Index
Part I

The percentage of electric retail revenues by jurisdiction was as follows:

	2025	2024	2023
North Dakota	67%	65%	66%
Montana	20%	21%	20%
Wyoming	9%	9%	9%
South Dakota	4%	5%	5%
System Supply, System Demand and Competition Through an interconnected electric system, Montana-Dakota serves markets in portions of North Dakota, Montana and South Dakota. These markets are highly seasonal and sales volumes depend largely on the weather. Additionally, the average customer consumption has tended to decline due to increases in energy efficient lighting and appliances being installed. In mid-2023 a data center began operating in the Company's service territory which led to an increase in retail sales revenue and volumes. The Company currently serves this data center with an approach that requires minimal new capital investment, which not only benefits the Company's earnings and rate of return, but also provides cost savings to the Company's other retail customers. As of December 31, 2025, the interconnected system consisted of 14 electric generating units at 11 facilities and two small portable diesel generators. Additional details are included in the table that follows. For 2025, Montana-Dakota's total ZRCs, including its firm purchase power contracts, were 558.6. Montana-Dakota's planning reserve margin requirement within MISO was 529.2 ZRCs for 2025. The maximum electric peak demand experienced to date attributable to Montana-Dakota's sales to retail customers on the interconnected system was 764,823 kW in January 2024. Montana-Dakota's latest forecast for its interconnected system indicates that its annual peak will occur during the summer. Additional energy is purchased as needed, or in lieu of generation if more economical, from the MISO market. In 2025, Montana-Dakota purchased approximately 60 percent of its net kWh needs for its interconnected system through the MISO market.
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
Approximately 40 percent of the electricity delivered to customers from Montana-Dakota's owned generation in 2025 was from renewable resources. Although Montana-Dakota's generation resource capacity has increased to serve the needs of its customers, the carbon dioxide emission intensity of its electric generation resource fleet has been reduced by approximately 44 percent since 2005 through the addition of renewable generation and with the retirement of aging coal-fired electric generating units, as further discussed below.
In February 2022, the Company ceased operations of Units 1 and 2 at Heskett Station near Mandan, North Dakota, and decommissioning was completed in December 2023. In May 2022 Montana-Dakota began construction of Heskett Unit 4, an 88-MW simple-cycle natural gas-fired combustion turbine peaking unit at the existing Heskett Station near Mandan, North Dakota. Heskett Unit 4 was in service and fully operational in July 2024. In December 2025, the Company acquired and placed in service a 49 percent ownership interest in Badger Wind Farm.

MDU Resources Group, Inc. Form 10-K 13

Index
Part I

The following table sets forth details applicable to the Company's electric generating stations:

Generating Station	Type	Fuel	Nameplate Rating (kW) at December 31, 2025	2025 ZRCs	(a)	2025 Net Generation (kWh in thousands)
Interconnected System:
North Dakota:
Coyote (b)	Steam	Coal	103,647	96.4		540,307
Heskett	Combustion turbine	Natural gas	176,632	158.8		58,942
Glen Ullin	Renewable	Heat recovery	7,500	2.9		32,374
Cedar Hills	Renewable	Wind	19,500	—		47,730
Thunder Spirit	Renewable	Wind	155,500	33.4		568,822
Badger Wind Farm (b)	Renewable	Wind	127,100	—		937
South Dakota:
Big Stone (b)	Steam	Coal	94,111	102.7		470,417
Montana:
Lewis & Clark	Reciprocating internal combustion engine	Natural gas	18,700	16.6		11,789
Glendive	Combustion turbine	Natural gas / diesel	75,522	55.6		17,506
Miles City	Combustion turbine	Natural gas / diesel	23,150	16.9		2,527
Diamond Willow	Renewable	Wind	30,000	5.5		88,265
Portable Units (2)	Reciprocating internal combustion engine	Diesel	3,650	3.5		18
			835,012	492.3		1,839,634
Sheridan System:
Wyoming:
Wygen III (b)	Steam	Coal	28,000	N/A		—
			863,012	492.3		1,839,634
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
Montana-Dakota has power purchase agreements that run through 2045.
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

14 MDU Resources Group, Inc. Form 10-K

Index
Part I

Montana-Dakota is subject to competition resulting from customer demands, technological advances and other factors in certain areas, from rural electric cooperatives, on-site generators, co-generators and municipally owned systems. In addition, competition in varying degrees exists between electricity and alternative forms of energy such as natural gas.
Montana-Dakota is not dependent on any single customer or group of customers for sales of its services, where the loss of which would have a material adverse effect on its business.
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
In South Dakota, Montana-Dakota recovers the South Dakota decommissioning regulatory asset, and has proposed to recover other certain infrastructure investments including Badger Wind Farm, through an Infrastructure Rider tracking mechanism that is subject to an annual true-up. Montana-Dakota also has in place in South Dakota a transmission tracker to recover transmission costs associated with MISO and SPP, that allows transmission investments not recovered through retail rates. This tracking mechanism also has an annual true-up.
In Montana, Montana-Dakota recovers in rates, through a tracking mechanism, its allocated share of Montana property-related taxes assessed to electric operations on an after-tax basis.
For more information on regulatory matters, see Item 8 - Note 6.
Environmental Matters Montana-Dakota's electric operations are subject to federal, state and local laws and regulations providing for air, water and solid waste pollution control; state facility-siting regulations; zoning and planning regulations of certain state, tribal and local authorities; federal and state health and safety regulations; and state hazard communication standards. Montana-Dakota is required to acquire and comply with a wide variety of environmental licenses, registrations, permits, approvals and/or agreements which may involve activities related to construction permitting, air quality and emissions, water quality, wastewater and stormwater discharges, wildlife, endangered species, avian interactions, waste handling, natural resources protection, historic and cultural resource protection, and other similar activities. The electric operations strive to be in compliance with these regulations.
Montana-Dakota's thermal electric generating facilities have Title V Operating Permits, under the federal Clean Air Act issued by the states in which they operate. Each of these permits has a five-year life. Other facilities or operations may require minor source air permits or other registrations. Near the expiration of these permits, renewal applications are submitted. Permits continue in force beyond the expiration date, provided the application for renewal is submitted by the required date, usually six months prior to expiration.

MDU Resources Group, Inc. Form 10-K 15

Index
Part I

State water discharge permits issued under the requirements of the federal Clean Water Act are maintained for thermal electric generating facilities. These permits also have five-year lives. Montana-Dakota renews these permits as necessary prior to expiration. Other permits held by the Company's facilities may include an initial siting permit, which is typically a one-time, preconstruction permit issued by the state; state permits to dispose of combustion by-products; state authorizations to withdraw water for operations; and Army Corps permits to construct water intake structures. Army Corps permits grant one-time permission to construct and do not require renewal. Extensions to one time permits are obtained as needed. Other permit terms vary and permits are renewed as necessary.
Montana-Dakota's electric operations are very small-quantity generators of hazardous waste and subject only to minimum regulation under the RCRA and when required notifies federal and state agencies of episodic generation events. Montana-Dakota routinely handles PCBs from its electric operations in accordance with federal requirements. PCB storage areas are registered with the EPA as required.
Montana-Dakota incurred approximately $1.2 million of capital expenditures in 2025 related to maintaining compliance with air emissions and coal ash management regulations, primarily at the Company's co-owned coal-fired electric generation facilities. Environmental related capital expenditures are estimated to be $1.5 million, $1.8 million and $1.0 million in 2026, 2027 and 2028, respectively, for air emissions and coal ash management compliance at its co-owned coal-fired generation facilities. Montana-Dakota does not expect to incur any material capital expenditures in 2026, 2027 and 2028 for compliance with current environmental laws and regulations. Montana-Dakota's capital and operational expenditures could also be affected by future environmental requirements, such as existing and proposed emissions reduction plans from the EPA. For more information, see Item 1A - Risk Factors and Item 7 - MD&A - Business Section Financial and Operating Data.

16 MDU Resources Group, Inc. Form 10-K

Index
Part I

Natural Gas Distribution
General The Company's natural gas distribution segment is operated through its wholly-owned subsidiaries, consisting of operations from Montana-Dakota, Cascade and Intermountain. These companies sell natural gas at retail, serving residential, commercial and industrial customers in 343 communities and adjacent rural areas across eight states. They also provide natural gas transportation services to certain customers on the Company's systems.

These services are provided through distribution and transmission systems aggregating approximately 22,000 miles and 540 miles, respectively. The natural gas distribution operations have obtained and hold, or are in the process of renewing, valid and existing franchises authorizing them to conduct their natural gas operations in all of the municipalities they serve where such franchises are required. These operations intend to seek renewal of all expiring franchises. At December 31, 2025, the natural gas distribution operations' net natural gas distribution plant investment was $2.8 billion and its rate base was $2.2 billion.

The natural gas distribution operations are subject to regulation by the IPUC, MNPUC, MTPSC, NDPSC, OPUC, SDPUC, WUTC and WYPSC regarding retail rates, service, accounting and certain securities issuances.
The retail customers served and respective revenues by class for the natural gas distribution operations were as follows:

	2025		2024		2023
	Customers Served	Revenues	Customers Served	Revenues	Customers Served	Revenues
	(Dollars in thousands)
Residential	965,378	$680,035	950,094	$651,810	935,235	$726,064
Commercial	115,898	423,872	114,436	400,821	112,966	441,199
Industrial	1,053	45,229	1,063	42,687	1,074	45,009
	1,082,329	$1,149,136	1,065,593	$1,095,318	1,049,275	$1,212,272
Transportation and other revenues for the natural gas distribution operations were $134.4 million, $105.8 million and $75.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. In 2025 and 2024, other revenue includes revenues from the sale of allocated emissions allowances.
The percentage of the natural gas distribution operations' retail sales revenues by jurisdiction was as follows:

	2025	2024	2023
Washington	35%	34%	28%
Idaho	24%	29%	33%
North Dakota	14%	12%	12%
Oregon	8%	10%	9%
Montana	8%	7%	8%
South Dakota	6%	5%	5%
Minnesota	3%	2%	3%
Wyoming	2%	1%	2%

MDU Resources Group, Inc. Form 10-K 17

Index
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
The natural gas distribution operations and various distribution transportation customers obtain natural gas for their system requirements directly from producers, processors and marketers. The Company's purchased natural gas is supplied by a portfolio of contracts specifying market-based pricing and is transported under transportation agreements with various pipelines, including WBI Energy Transmission. The natural gas distribution operations have contracts for storage services to provide gas supply during the winter heating season and to meet peak day demand with various storage providers, including WBI Energy Transmission and other third party providers. In addition, certain of the operations have entered into natural gas supply management agreements with various parties. Demand for natural gas, which is a widely traded commodity, has historically been sensitive to seasonal heating and industrial load requirements, as well as changes in market price. The Company believes supplies are adequate for the natural gas distribution operations to meet its system natural gas requirements for the next decade. This belief is based on current and projected domestic and regional supplies of natural gas and the pipeline transmission network currently available through its suppliers and pipeline service providers.
Regulatory Matters The natural gas distribution operations' retail natural gas rate schedules contain clauses permitting adjustments in rates based upon changes in natural gas commodity, transportation, storage and environmental compliance costs. Current tariffs allow for recovery or refunds of under- or over-recovered costs through rate adjustments which are filed annually.
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
In Minnesota, Great Plains recovers qualifying capital investments related to the safety and integrity of the pipeline systems through a cost recovery tracking mechanism.
In Oregon, Cascade has a decoupling mechanism in place approved by the OPUC until January 1, 2030, with a review which is to be completed by September 30, 2029. Cascade also has an earnings sharing mechanism with respect to its Oregon jurisdictional operations as required by the OPUC.
In Washington, Cascade has a full decoupling mechanism where Cascade is allowed recovery of an average revenue per customer regardless of actual consumption. The mechanism also includes an earnings sharing component if Cascade earns in excess of its authorized return.
In Idaho, Intermountain has the authority to facilitate access for RNG producers to the Company's distribution system for the purpose of moving RNG to the producer's end-use customers.
For more information on regulatory matters, see Item 8 - Note 6.

18 MDU Resources Group, Inc. Form 10-K

Index
Part I

Environmental Matters The natural gas distribution operations are subject to federal, state, tribal and local environmental, facility-siting, zoning and planning laws and regulations. The natural gas distribution operations strive to be in compliance with these regulations. The Company is required to acquire and comply with a wide variety of environmental licenses, registrations, permits, approvals and/or agreements which may involve activities related to construction permitting, air quality and emissions, water quality, wastewater and stormwater discharges, waste handling, natural resource protection, historic and cultural resource protection, and other similar activities.
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
The natural gas distribution operations incurred $8.3 million of capital expenditures in 2025 to construct infrastructure supporting multiple RNG facilities, including the development and construction of a RNG facility at the Deschutes County Landfill near Bend, Oregon, and other GHG reduction projects. Cascade and Montana-Dakota expect to incur environmental related capital expenditures of $15.9 million, $10.6 million and $7.7 million, in 2026, 2027 and 2028, respectively. The capital expenditures are to continue construction of infrastructure supporting multiple RNG production facilities, implement a thermal energy network pilot project, other GHG reduction projects, and investigate a historic manufactured gas plant site. Except as to what may be ultimately determined with regard to the issues described in the following paragraph and the items noted, the natural gas distribution operations do not expect to incur any material capital expenditures related to compliance with current environmental laws and regulations through 2028.
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
See Item 8 - Note 17 for further discussion of certain manufactured gas plant sites.

MDU Resources Group, Inc. Form 10-K 19

Index
Part I

Pipeline
General WBI Energy owns and operates WBI Energy Transmission, a FERC regulated pipeline, which consists of over 3,800 miles of natural gas transmission and storage lines and comprised approximately 94 percent of the segment's revenue in 2025. WBI Energy also owns and operates a non-regulated energy-related service business, specializing in cathodic protection, which comprised the additional 6 percent of the segment's revenue.

WBI Energy Transmission's underground storage fields provide natural gas storage services to local distribution companies, industrial customers, natural gas marketers and others, and serve to enhance system reliability. Its system is strategically located near four natural gas producing basins, making natural gas supplies available to its transportation and storage customers. The system has 14 interconnecting points with other pipeline facilities allowing for the receipt and/or delivery of natural gas to and from other regions of the country and from Canada. Under the Natural Gas Act, as amended, WBI Energy Transmission is subject to the jurisdiction of the FERC regarding certificate, rate, service and accounting matters, and at December 31, 2025, its net plant investment was $1.0 billion.

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
WBI Energy Transmission transports substantially all of Montana-Dakota's natural gas, primarily utilizing firm transportation agreements, which for 2025 represented 19 percent of WBI Energy Transmission's subscribed firm transportation contract demand. The majority of the firm transportation agreements with Montana-Dakota expire in June 2027. In addition, Montana-Dakota has a contract, expiring in July 2035, with WBI Energy Transmission to provide firm storage services to facilitate meeting Montana-Dakota's winter peak requirements.
The non-regulated business of this segment competes for existing customers in the areas in which it operates. Its focus on customer service and the variety of services it offers serve to enhance its competitive position.

20 MDU Resources Group, Inc. Form 10-K

Index
Part I

WBI Energy is not dependent on any single customer or group of customers for sales of its services, where the loss of which would have a material adverse effect on its business. WBI Energy had one third-party customer that accounted for approximately 17 percent of its 2025 revenue.
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
The pipeline operations did not incur any material capital expenditures related to compliance with current environmental laws and regulations in 2025 and have no planned capital expenditures to meet compliance requirements of environmental laws and regulations in 2026. Capital expenditures to meet requirements of the EPA rules, as previously discussed, are included in the capital expenditures for 2028 and estimated at $4.0 million. For more information on the capital expenditures for this segment, see Item 7 - MD&A - Capital Expenditures.
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
The Company's businesses are subject to comprehensive regulation by federal, state and local regulatory agencies with respect to, among other things, allowed rates of return and recovery of investments and costs; financing; rate structures; customer service; health care coverage and costs; taxes; franchises; recovery of fuel, purchased power and purchased natural gas costs; carbon compliance obligations costs; and construction and siting of generation, distribution and transmission facilities. These governmental regulations significantly influence the Company's operating environment and may, among other things, affect its ability to recover costs from its customers. The Company is unable to predict the impact on operating results from future regulatory activities of any of these agencies. Changes in regulations or the imposition of additional regulations could also have an adverse impact on the Company's results of operations and cash flows.

MDU Resources Group, Inc. Form 10-K 21

Index
Part I

In the normal course of business, the Company often places assets in service and establishes historical test periods before rate cases that seek to adjust customer rates and the Company's allowed rate of return to recover those investments can be filed for. The rate case review policy varies by jurisdiction in which the Company operates and is as long as eleven months in certain states. Because of this process, the Company could have assets placed in service without the benefit of rate relief, commonly referred to as regulatory lag. In certain jurisdictions, regulatory authorities have approved various infrastructure and annual rate adjustment mechanisms to effectively reduce regulatory lag inherent in the rate making process. Regulatory lag could significantly increase if the regulatory authorities modify or terminate these rate mechanisms. There can be no assurance that applicable regulatory commissions will determine that the Company's costs have been prudent, which could result in the disallowance of costs in setting rates for customers. Also, the regulatory process of approving rates for these businesses may not allow for timely and full recovery of the costs of providing services or a return on the Company's invested capital. Changes in regulatory requirements or operating conditions may require early retirement of certain assets. While regulation typically provides rate recovery for these retirements, there is no assurance regulators will allow full recovery of all remaining costs, which could leave stranded asset costs. Rising fuel costs could increase the risk that the utility businesses will not be able to fully recover those fuel costs from customers.
The utility operates under franchise agreements granted by municipalities, which allow the Company to access public rights-of-way and provide utility services within city boundaries. These agreements typically require renewal every set number of years and risks include items such as potential non-renewal and renegotiation which could result in less favorable terms, additional fees or new operational obligations. Failure to obtain or renew franchise agreements on acceptable terms could materially affect the Company's ability to serve its customers in those jurisdictions.
Economic volatility affects the Company's operations, as well as the demand for its services.
Economic conditions and population growth affect the electric and natural gas distribution businesses' growth in service territory, customer base and usage demand. Economic volatility in the markets served, along with economic conditions such as increased customer rates and unemployment which could impact the ability of the Company's customers to make payments, could adversely affect the Company's results of operations, cash flows and asset values. Further, any material decreases in customers' energy demand, for economic or other reasons, could have an adverse impact on the Company's earnings and results of operations.
Demand for energy from high volume customers may impact the Company's business.
The ability to serve significant new commercial or industrial customers, including data centers and significant pipeline projects, may require certain regulatory approvals, and the activities and related costs could be significant. The inability or delays in obtaining regulatory approvals or securing necessary infrastructure to support such projects, due to supply chain risk, operational risk, or other factors, may impact the Company's ability, or the cost, to provide energy to new customers. The contract rates may not fully recover the costs, the contracts may increase counterparty credit risk, and the costs to provide service may be higher than expected. The addition of high volume customers or multiple customers serving the same industry, such as data center load, may increase the concentration of sales and increase revenue and earnings volatility.

Additionally, demand for electricity associated with data center expansion could lead to an increase in demand for electric power in the MISO and in the Company's service territory, which could lead to an increase in generation capacity and grid infrastructure needed and could impact prices for customer energy purchased on the MISO market. Alternatively, this rapid expansion of data centers and resulting increase in demand for electric power may not develop as planned.
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
Liabilities from wildfires could have a negative impact on the Company's operations or financial performance, and the Company's protocols may not prevent such liability. The Company invests resources on initiatives designed to mitigate wildfire risks; however, the potential for a wildfire event exists even when effective mitigation procedures are followed. Despite the Company's wildfire mitigation initiatives, a wildfire could be ignited, spread and cause damages, which would subject the Company to significant liability. Other potential risks associated with wildfires include the inability to secure sufficient insurance coverage, uninsured losses or losses in excess of current insurance coverage, increased costs of insurance, damage to the Company's reputation, regulatory recovery risk, litigation risk, the potential for a credit downgrade or the inability to access capital markets on reasonable terms.
The Company’s insurance policies have limits and exclusions that may not fully mitigate losses, and an increase in cost, or the unavailability or cancellation of third-party insurance coverages, would increase the Company’s overall risk exposure.
The Company maintains insurance coverages from third party insurers as part of its overall risk management strategy and most of its contracts require the Company to maintain specific insurance coverage limits. The Company maintains insurance policies with respect to workers’ compensation, auto liability, general liability, excess liability, contractors pollution liability, legal liability, professional liability, directors and officers liability, employment practices liability, cyber policy, terrorism, property and other types of coverages, but these policies are subject to deductibles and the Company is self-insured up to the amount of those deductibles. Insurance losses are accrued based upon the Company's estimates of the ultimate liability for claims reported and an estimate of claims incurred but not yet reported. Insurance liabilities are difficult to assess and estimate due to unknown factors, including the frequency and severity of injuries, the magnitude of damage to or loss of property or the environment, the determination of the Company's liability in proportion to other parties, estimates of incidents not reported and the effectiveness of the Company's safety programs, and as a result, the Company's actual losses may exceed its estimates. There can be no assurance that the Company's current or past insurance coverages will be sufficient or effective under all circumstances or against all claims and liabilities, including claims resulting from wildfires or other natural disasters, to which the Company may be subject.
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

MDU Resources Group, Inc. Form 10-K 23

Index
Part I

In addition, the Company performs work in hazardous environments and its employees are exposed to a number of hazards. Incidents can occur, regardless of fault, that may be catastrophic and adversely impact the Company's employees and third parties by causing serious personal injury, loss of life, damage to property or the environment, and interruption of operations. In locations or environments where claims have become more frequent or severe in recent years, insurance may become difficult or impossible to obtain. The Company's contracts may require it to indemnify other parties for injury, damage or loss arising out of the Company's presence at its customers’ location, or in the performance of the Company's work, in both cases regardless of fault, and provide for warranties of materials and workmanship. The Company also may be required to name other parties as an additional insured party under its insurance policies. The Company maintains limited insurance coverage against these and other risks associated with its business. This insurance may not protect the Company against liability for certain events, and the Company cannot guarantee that its insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that it may incur. Any future damages caused by the Company's services that are not covered by insurance or are in excess of policy limits could negatively affect its business, financial condition, results of operations and cash flows.
The Company is subject to capital market, debt, and interest rate risks and may be unable to obtain the financing required at acceptable terms, or at all.
The Company's operations and growth plans require significant capital investment. Consequently, the timing, magnitude, and sources of capital required may exceed cash flows from operations and, as such, the Company relies on financing sources and capital markets as sources of liquidity for capital requirements and may require non-traditional financing sources, such as partnerships. If the Company is not able to access capital at competitive rates, the ability to implement business plans, make capital expenditures or pursue acquisitions the Company would otherwise rely on for future growth may be adversely affected. Market disruptions may increase the cost of borrowing or adversely affect the Company's ability to access one or more financial markets. Such disruptions could include items such as a significant economic downturn, the financial distress of unrelated industry leaders in the same line of business, the deterioration of capital market conditions, turmoil in the financial services industry, volatility in commodity prices, increased trade tariffs and trade disputes with other countries, supply chain weaknesses, pandemics, natural disasters, war, terrorist attacks and cyberattacks.
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
Significant changes in prices for commodities, labor, or other production and delivery inputs and other environmental compliance costs could negatively affect the Company's businesses.
The Company's operations are exposed to fluctuations in prices for labor, petroleum products, raw materials and services, pipeline transportation charges, and costs of credits for carbon allowance programs. Prices are generally subject to change in response to fluctuations in supply and demand and other general economic and market conditions beyond the Company's control.

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
In 2025, 2024 and 2023, the Company experienced elevated commodity and supply chain costs at varying degrees over the 3-year timeframe, including the costs of labor, raw materials, energy-related products and other inputs used for constructing the facilities the Company uses to provide its services.
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
The Company's operations could be negatively impacted by import tariffs, changes in trade policy, and/or other government mandates.
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
The United States government has implemented changes, and may do so again, to trade policy and introduced tariffs on a range of products from certain countries, in addition to applying baseline tariffs on imports from most countries. These actions have created uncertainty in global markets and have increased and may continue to increase the cost of raw materials, commodities, supplies and equipment purchased by the Company. Additionally, the tariff and trade policy changes could cause supply chain disruptions and delays in sourcing materials and equipment which could delay large capital projects and negatively impact the Company's financial condition and results of operations. If the Company's regulators do not determine the increased costs are prudent, or otherwise disallow certain costs, it could impact the Company's ability to recover the cost increases through rates or on a timely basis, which could adversely affect the Company's financial condition and results of operations.
Reductions in the Company's credit ratings or inability to obtain a credit rating could increase financing costs.
There is no assurance the Company's current credit ratings, or those of its subsidiaries, will remain in effect or that a rating will not be lowered or withdrawn by a rating agency. Events affecting the Company's, including its subsidiaries', financial results may impact its cash flows and credit metrics, potentially resulting in a change in the Company's or its subsidiaries' credit ratings. The Company's or its subsidiaries' credit ratings may also change as a result of the differing methodologies or changes in the methodologies used by the rating agencies.

MDU Resources Group, Inc. Form 10-K 25

Index
Part I

Increasing costs associated with health care plans and changes in employment laws or regulations may adversely affect the Company's results of operations.
The Company's self-insured costs of health care benefits for eligible employees continues to increase. Increasing quantities of large individual health care claims and an overall increase in total health care claims could have an adverse impact on operating results, financial position and liquidity. Complying with any new legislation and regulation at both the federal and state levels related to health care, unemployment tax rates and workers' compensation rates, among others, could adversely affect the Company's results of operations as well as change the Company's benefit program and costs.
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
Changes to federal, state and local tax laws have the ability to benefit or adversely affect the Company's earnings and customer costs. Significant changes to corporate tax rates could result in the impairment of deferred tax assets that are established based on existing law at the time of deferral. The electric business owns and operates renewable energy generating facilities. These facilities generate production tax credits used to reduce the Company's federal income tax liability. The amount of production tax credits earned depends on the date the qualifying generating facilities are placed in service and various operating and economic factors, including facility generation, transmission constraints, and wind production. These factors could impact the level of production tax credits. Regulation incorporates changes in tax law into the rate-setting process, which could create timing delays before the impact of changes are realized.
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
Certain risks increase as the Company's energy delivery infrastructure ages, including breakdown or failure of equipment, pipeline leaks and fires developing from power lines, all of which have occurred and may reoccur in the future resulting in material costs. Aging infrastructure is more prone to failure, which increases maintenance costs, unplanned outages and the need to replace facilities. Even if properly maintained, reliability may ultimately deteriorate and negatively affect the Company’s ability to serve its customers, which could result in increased costs associated with regulatory oversight. The costs associated with compliance with PHMSA rules related to pipeline integrity and other similar programs, maintaining the aging infrastructure and capital expenditures for new or replacement infrastructure could cause rate volatility and/or regulatory lag in some jurisdictions. If, at the end of its life, the investment costs of a facility have not been fully recovered, the Company may be adversely affected if regulatory commissions do not allow such costs to be recovered in rates. Such impacts of aging infrastructure could adversely affect the Company’s results of operations and cash flows.
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

Index
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
The Company could be subject to penalties, reputational harm, and operational changes if it violates mandatory reliability and security requirements.
The Company is subject to potentially adverse publicity as a result of the reliability of the Company’s services and how quickly the Company responds to certain outages. Adverse publicity could have a negative impact on the Company’s reputation as well as the way that state legislatures, utility commissions and other regulatory authorities view the Company and/or lead to less favorable legislative and regulatory outcomes or increased regulatory oversight. The imposition of any of the foregoing on the Company as a result of its actual or alleged failure to comply with reliability and security requirements could have a negative effect on the Company’s results of operations and financial condition.
The regulatory approval, permitting, construction, startup, and/or operation of pipelines, power generation and transmission facilities may involve unanticipated events, delays, and unrecoverable costs.
The construction, startup and operation of natural gas pipelines and electric power generation and transmission facilities involve many risks, which may include delays; breakdown or failure of equipment; inability to obtain or remain in compliance with required governmental permits and approvals; inability to obtain or renew easements; public opposition; inability to complete financing; inability to negotiate acceptable equipment acquisition, construction, fuel supply, off-take, transmission, transportation or other material agreements; contractor performance failures; changes in markets and market prices for power; cost increases and overruns; the risk of performance below expected levels of output or efficiency; the inability to obtain full cost recovery in regulated rates; and the inability to recover preliminary costs incurred prior to receiving regulatory approval. Such unanticipated events could negatively impact the Company's ability to execute on its capital plan, its business, and its results of operations and cash flows.
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
The Company relies on third-party vendors and manufacturers to supply many of the materials necessary for its operations. Global logistic disruptions have impacted the flow of materials and restricted global trade flows. Manufacturers are competing for a limited supply of key commodities and logistical capacity which has impacted lead times, pricing, supply and demand. Disruptions or delays in receiving materials; price increases from suppliers or manufacturers; or inability to source needed materials, which have occurred and could reoccur, could adversely affect the Company’s capital expenditure programs, growth plans, results of operations, financial condition and cash flows.
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

MDU Resources Group, Inc. Form 10-K 27

Index
Part I

Environmental and Regulatory Risks
The Company's operations could be adversely impacted by severe weather and changing weather patterns.
Changing weather patterns and severe weather events, such as tornadoes, fires, rain, drought, ice and snowstorms, and high and low temperature extremes, occur in regions in which the Company operates and maintains infrastructure. Climate change could change the frequency and severity of these weather events, which may create physical and financial risks to the Company. Such risks could have an adverse effect on the Company's financial condition, results of operations and cash flows.
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

28 MDU Resources Group, Inc. Form 10-K

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
The Company has faced and may continue to face stakeholder scrutiny related to ESG matters. Certain stakeholders of the Company, such as investors, customers, employees, and lenders, have increased their scrutiny of the impacts and social cost associated with ESG matters, including climate change and certain stakeholders may hold divergent opinions on these issues.
Certain states and customers are seeking cleaner energy sources and may demand alternatives to traditional energy sources. If state or customer sentiment shifts more rapidly than expected, the Company may face reduced demand for its existing services or be pressured to offer new low-carbon solutions. Decarbonization policies on building electrification initiatives could slow or reduce future customer additions in the Company's service territories. Jurisdictions pursuing aggressive GHG reduction strategies may adopt building codes or incentive structures that discourage new natural gas hookups, potentially impacting the Company's long-term growth assumptions. Concern that GHG emissions contribute to global climate change has led to international, federal, state and local legislative and regulatory proposals to reduce or mitigate the effects of GHG emissions. The Company may experience significant future costs associated with compliance of such legislative actions. The Company’s primary GHG emission is carbon dioxide from fossil fuels combustion at Montana-Dakota's electric generating facilities, particularly its jointly owned coal-fired facilities.
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
Ownership of the Company's Common Stock Risks
Statutory, legal, and regulatory requirements may limit another party's ability to acquire the Company or impose conditions on an acquisition of or by the Company.
Approval from federal and state regulatory agencies would be needed for acquisition of the Company, as well as for certain acquisitions by the Company. The approval process could be lengthy and the outcome uncertain, which may deter potential acquirers from approaching the Company or impact the Company's ability to pursue acquisitions.
The Company’s amended and restated certificate of incorporation, bylaws, and Delaware law each contain provisions that may discourage or delay an acquisition of the Company, which could decrease the trading price of the Company’s common stock.
The Company’s amended and restated certificate of incorporation, bylaws, and Delaware law each contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids more expensive to the acquirers and to encourage prospective acquirers to negotiate with the Company’s board of directors rather than attempt a hostile takeover of the Company. These provisions include rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings and the right of the Company’s board of directors to issue preferred stock without stockholder approval. In addition, Section 203 of the Delaware General Corporation Law may discourage, delay, or prevent a change in control of the Company. Any delay or prevention of a change of control or change in management that stockholders might otherwise consider to be favorable could cause the market price of the Company’s common stock to decline.
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
In addition, the Company enters into equity FSAs from time to time under which the Company may, at its election and subject to customary conditions, settle all or a portion of the agreements by physical delivery of shares of its common stock in exchange for cash proceeds, net share settlement, or cash settlement. Equity FSA's can expose the Company to risks associated with fluctuations in the market price of its common stock and certain forward-price adjustment factors, which may reduce the net proceeds the Company ultimately receives or increase its settlement obligation. These agreements also expose the Company to counterparty and timing risks and there can be no assurance that settling the agreements will ultimately prove to be beneficial to the Company's stockholders.

30 MDU Resources Group, Inc. Form 10-K

Index
Part I

The Company's inability to implement its long-term strategic plan may adversely affect future results.
The Company’s ability to successfully implement and execute its long-term strategic plan is dependent on many factors. The Company’s strategies may require significant capital investment and management attention. If the Company cannot successfully execute its strategic growth initiatives, its capital investment plan, or if the long-term plan does not adequately address the challenges or opportunities the Company faces, its financial condition and results of operations may be adversely affected. Additionally, failure to meet stockholder expectations, particularly with respect to financials, cost-cutting programs, operating margins, and earnings per share, could result in volatility in the market value of the Company’s stock.
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
Publicly-traded companies are subject to campaigns by stockholders advocating corporate actions related to matters, such as corporate governance, operational practices, and strategic direction. The Company has, and may again in the future, become subject to such stockholder activity and demands. Such activities could interfere with its ability to execute its business plans, affect the allocation of capital, be costly and time-consuming, disrupt operations, and divert the attention of management, any of which could have an adverse effect on the Company’s business or stock price.
Other Risks
The Company's businesses are seasonal and subject to weather conditions that could adversely affect the Company's operations, revenues, and cash flows.
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
The Company's businesses are subject to competition. The electric utility and natural gas businesses experience competitive pressures as a result of consumer demands, technological advances, and other factors. The pipeline business competes with several pipelines for access to natural gas supplies and for transportation and storage business. New acquisition opportunities are subject to competitive bidding environments which impact prices the Company must pay to successfully acquire new properties and acquisition opportunities to grow its business. The Company's failure to effectively compete could negatively affect the Company's results of operations, financial position and cash flows.
The Company's operations may be negatively affected if it is unable to obtain, develop, and retain key personnel and skilled labor forces.
The Company must attract, develop and retain executive officers and other professional, technical and skilled labor forces with the skills and experience necessary to successfully manage, operate and grow the Company's businesses.

MDU Resources Group, Inc. Form 10-K 31

Index
Part I

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
The Company uses technology in substantially all aspects of its business operations and requires uninterrupted operation of information technology and operation technology systems, including disaster recovery and backup systems and network infrastructure. These systems may be vulnerable to physical and cybersecurity failures or unauthorized access, due to hacking, human error, theft, sabotage, malicious software, ransomware, third-party compromise, acts of terrorism, acts of war, acts of nature or other causes. Emerging artificial intelligence driven threats, such as biased outputs, artificial intelligence assisted phishing, deepfakes, and malicious use of generative artificial intelligence could further increase cybersecurity and operational risk.
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
The Company’s accounting systems and its ability to collect information and invoice customers for services could be disrupted. If the Company’s operations are disrupted, it could result in decreased revenues and remediation costs that could adversely affect the Company's results of operations and cash flows.

32 MDU Resources Group, Inc. Form 10-K

Index
Part I

The Company is subject to cybersecurity and privacy laws, regulations and security directives of many government agencies, including TSA, FERC, NERC, and state regulatory bodies. NERC issues comprehensive regulations and standards surrounding the security of bulk power systems and continually updates these requirements, as well as establishing new requirements with which the utility industry must comply. TSA cybersecurity directives for pipeline operators introduces heightened compliance obligations. As these regulations evolve, the Company may experience increased compliance costs and may be at higher risk for violating these standards. Experiencing a cybersecurity incident could cause the Company to be non-compliant with applicable laws and regulations, causing the Company to incur costs related to legal claims, proceedings and regulatory fines or penalties. Additionally, costs incurred to comply with cybersecurity directives or to remediate a cybersecurity incident may not be fully recoverable through customer rates. The SEC has adopted rules that require the Company to provide disclosures around cybersecurity risk management, strategy, and governance, as well as disclose the occurrence of material cybersecurity incidents. These rules may also require the Company to report a cybersecurity incident before the Company has been able to fully assess its impact or remediate the underlying issue. Efforts to comply with such reporting requirements could divert management's attention from the Company's incident response and could potentially reveal system vulnerabilities to threat actors. Failure to timely report incidents under these or other similar rules could also result in monetary fines, sanctions or subject the Company to other forms of liability. This regulatory environment is increasingly challenging and may present material obligations and risks to the Company's business, including significantly expanded compliance burdens, costs, and enforcement risks.
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
The Company’s information systems experience ongoing and often sophisticated cyberattacks by a variety of sources with the apparent aim to breach the Company's cyber-defenses. The Company may face increased cyber risk due to the increased use of employee-owned devices, and work from home arrangements. Such incidents could have a material adverse effect in the future as cyberattacks continue to increase in frequency and sophistication. The Company is continuously reevaluating the need to upgrade and/or replace systems and network infrastructure. These upgrades and/or replacements could adversely impact operations by imposing substantial capital expenditures, creating delays or outages, or experiencing difficulties transitioning to new systems. System disruptions, if not anticipated and appropriately mitigated, could adversely affect the Company.
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
Pandemics may have a negative impact on the Company's business operations, revenues, results of operations, liquidity, and cash flows.
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

MDU Resources Group, Inc. Form 10-K 33

Index
Part I

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

34 MDU Resources Group, Inc. Form 10-K

Index
Part I

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
Other Risk Factors
Notwithstanding the breadth of the Company's information security program, the Company may be unsuccessful in preventing or mitigating a cybersecurity event that could have a material adverse impact. See Item 1A – Risk Factors – Other Risks – Technology disruptions or cyberattacks could adversely impact the Company's operations.
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

MDU Resources Group, Inc. Form 10-K 35

Index
Part I

Cyber Risk Management Personnel
The Company's director of cybersecurity reports to the CIO and the CIO reports directly to the Company's chief executive officer. The Company's CIO holds both a bachelor's and master's degree in business administration with over 25 years of information technology experience in the energy and utilities business. The director of cybersecurity has a bachelor’s degree in computer information systems, over 25 years of information security experience, and holds certified information systems security professional and certified risk and information systems control certifications. The other members of information technology director level leadership also responsible for managing cybersecurity risks have degrees including Bachelor of Computer Information Systems, information systems management, electronics, electrical engineering, business administration, and accounting, along with certified information systems auditor certification and a cybersecurity fundamentals certificate.
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

Item 2. Properties
The Company’s material properties include electric generating facilities, electric transmission and distribution lines, natural gas transmission and distribution lines, natural gas storage lines and underground natural gas storage fields, which are described in Item 1 - Business under Electric, Natural Gas Distribution and Pipeline.

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

36 MDU Resources Group, Inc. Form 10-K

Index
Part II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock is listed on the NYSE under the symbol "MDU."
As of February 13, 2026, the Company's common stock was held by approximately 8,200 stockholders of record.
As a pure-play regulated energy delivery business, the Company's board of directors established a long-term dividend payout ratio target of 60 percent to 70 percent of regulated energy delivery earnings. The Company has an 88-year history of uninterrupted dividend payments to stockholders and remains committed to paying a competitive dividend. The Company depends on earnings and dividends from its subsidiaries to pay dividends on common stock. The declaration and payment of dividends is at the sole discretion of the board of directors, subject to limitations imposed by agreements governing the Company's indebtedness, federal and state laws, and applicable regulatory limitations. For more information on factors that may limit the Company's ability to pay dividends, see Item 8 - Note 11.
The following table includes information with respect to the Company's purchase of equity securities:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1 through October 31, 2025	—	—	—	—
November 1 through November 30, 2025	51,651	$20.61	—	—
December 1 through December 31, 2025	—	—	—	—
Total	51,651	$20.61	—	—
(1)    Represents MDU original issue shares of common stock in connection with annual stock grants made to the Company's non-employee directors.
(2)    Not applicable. The Company does not currently have in place any publicly announced plans or programs to repurchase equity securities.

Item 6.
Reserved.

MDU Resources Group, Inc. Form 10-K 37

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
The Company incurred costs in connection with the strategic initiatives in 2023, 2024 and 2025, as noted in the Business Segment Financial and Operating Data section.
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
Market Trends The Company continues to manage the inflationary pressures experienced throughout the United States, including the impact that inflation, interest rates, changes in tariffs, commodity price volatility and supply chain disruptions may have on its business and customers and proactively looks for ways to lessen the impact to its business. The Company has observed supply chain improvements in lead times for certain commodities. The Company has experienced impacts related to the changes in tariffs and continues to navigate the current environment and monitor the future for impacts that could occur. For more information on possible impacts to the Company's businesses, see the Outlook for each segment below and Item 1A - Risk Factors.

38 MDU Resources Group, Inc. Form 10-K

Index
Part II

Consolidated Earnings Overview
The following table summarizes the contribution to the consolidated income by each of the Company's business segments.

Years ended December 31,	2025	2024	2023
	(In millions, except per share amounts)
Electric	$64.9	$74.8	$71.6
Natural gas distribution	56.1	46.9	48.5
Pipeline	68.2	68.0	47.4
Other	2.2	(8.6)	162.6
Income from continuing operations	191.4	181.1	330.1
Discontinued operations, net of tax	(1.0)	100.0	84.6
Net income	$190.4	$281.1	$414.7
Earnings per share - basic:
Income from continuing operations	$.94	$.89	$1.62
Discontinued operations, net of tax	(.01)	.49	.42
Earnings per share - basic	$.93	$1.38	$2.04
Earnings per share - diluted:
Income from continuing operations	$.93	$.88	$1.62
Discontinued operations, net of tax	—	.49	.41
Earnings per share - diluted	$.93	$1.37	$2.03
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
Results of Operations The Company's discussion and analysis for the year ended December 31, 2025 compared to 2024 is included herein. For discussion and analysis for the year ended December 31, 2024 compared to 2023 refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025.
2025 compared to 2024 The Company's consolidated earnings decreased $90.7 million primarily due to the absence of income from discontinued operations in 2025, partially offset by increased earnings at the natural gas distribution business.
•Earnings at the electric business were impacted by higher operation and maintenance expense, primarily increased payroll-related costs, contract services related to Coyote Station planned outage-related costs, software expense, which include certain costs associated with services provided under the Transition Services Agreement with Everus that are recovered in other income, and insurance expense. Partially offsetting the increased operation and maintenance expense were higher retail sales revenue and retail sales volumes, partially driven by a data center near Ellendale, North Dakota.
•Increased earnings at the natural gas distribution business was largely the result of higher retail sales revenue, driven largely by rate relief in Washington, Montana, South Dakota and Wyoming. The increase was partially offset by higher operation and maintenance expense, primarily higher insurance expense, payroll-related costs, and software expense, which include certain costs associated with services provided under the Transition Services Agreement with Everus that are recovered in other income.

MDU Resources Group, Inc. Form 10-K 39

Index
Part II

•The pipeline's slight earnings increase was driven by growth projects placed in service throughout 2024 and in late 2025 and customer demand for short-term firm natural gas transportation contracts. Higher use of the company's interruptible natural gas transportation services further drove the increase. The increase was partially offset by higher operation and maintenance expense primarily attributable to payroll-related costs. The increase was further offset by the absence of $1.5 million, net of tax proceeds received in 2024 from a customer settlement as well as the absence of a benefit from an adjustment related to the Company's effective state income tax rate change. The business also incurred higher depreciation expense due to growth projects placed in service, as previously discussed, and higher property taxes in Montana.
•Other was impacted by the absence of the income from discontinued operations in 2025. Partially offsetting the decrease was lower operation and maintenance expense, largely a result of corporate overhead costs classified as continuing operations allocated to the construction services business in 2024, which are not included in Other in 2025.
A discussion of key financial data from the Company's business segments follows.
Business Segment Financial and Operating Data
The following are key financial and operating data for each of the Company's business segments. Highlights of key growth strategies, projections and certain assumptions for the Company and its subsidiaries, and other matters concerning the Company's business segments are included below. Many of these highlighted points are "forward-looking statements." For more information, see Part I - Forward-Looking Statements. There is no assurance that the Company's projections, including estimates for growth and changes in earnings, will in fact be achieved. Please refer to assumptions contained in this section, as well as the various important factors listed in Item 1A - Risk Factors. Changes in such assumptions and factors could cause actual future results to differ materially from the Company's projections.
For information pertinent to various commitments and contingencies, see Item 8 - Notes to Consolidated Financial Statements. For a summary of the Company's business segments, see Item 8 - Note 14.

40 MDU Resources Group, Inc. Form 10-K

Index
Part II

Electric and Natural Gas Distribution
Strategy and challenges The electric and natural gas distribution segments provide electric and natural gas distribution services to customers, as discussed in Item 1 - Business. Both segments strive to be top performing utilities and provide safe, reliable, competitively priced and environmentally responsible energy services to customers. The segments are focused on cultivating organic growth while managing operating costs and monitoring opportunities for these segments to retain, grow and expand their customer base through extensions of existing operations, including building and upgrading electric generation, transmission and distribution, and natural gas systems. The continued efforts to create operational improvements and efficiencies across both segments promotes the Company's business integration strategy. The primary factors that impact the results of these segments are the ability to earn authorized rates of return; weather; climate change laws, regulations and initiatives; competitive factors in the energy industry; population growth; and economic conditions in the segments' service areas.
The electric and natural gas distribution segments are subject to extensive regulation in the jurisdictions where they conduct operations with respect to costs, timely recovery of investments and permitted returns on investment. The Company is focused on modernizing utility infrastructure to meet the varied energy needs of both its customers and communities while working to deliver safe, reliable, affordable and environmentally responsible energy. The segments continue to invest in facility upgrades to be in compliance with existing and known future regulations. To assist in the reduction of regulatory lag in obtaining revenue increases to align with increased investments, tracking mechanisms have been implemented in certain jurisdictions. The Company also seeks rate adjustments for operating costs and capital investments, as well as reasonable returns on investments not covered by tracking mechanisms. For more information on the Company's tracking mechanisms and recent rate cases, see Item 1 - Business and Item 8 - Note 6.
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
To date, many states have enacted, and others are considering, mandatory energy standards requiring utilities to meet certain thresholds of renewable and/or carbon-free energy supply. Over the long-term, the Company expects overall electric demand to be positively impacted by increased electrification trends as a means to address economy-wide carbon emission concerns, large data center growth and changing customer conservation patterns. MISO and NERC announced concerns with reliability of the electric grid due to rapid expansion of renewables and retirement of baseload resources such as coal and the uncertainty of adequate energy production during certain periods of time, while load growth has increased faster than expected due to growth in the data center industry. Montana-Dakota filed its 2024 IRP with the NDPSC in July 2024. With MISO's filed changes in resources adequacy at FERC and the adoption of direct loss of load accreditation for generation resources around riskiest hours on the system versus peak load hours, Montana-Dakota identified the need to add additional capacity resources to its system by 2028 versus 2034 as identified in its previous IRP. The Company previously executed a PPA for 150 MW of output from Badger Wind Farm, which included the option to purchase a 49 percent ownership interest. With the closing now complete, the PPA has been reduced to 27.5 MW. The ownership stake in Badger Wind Farm reduced the Company's capacity and energy purchase requirements as identified in the 2024 IRP. The Company will continue to monitor the progress of these changes, including the impacts associated with the implementation of MISO's direct loss of load accreditation in 2028, and assess the potential impacts they may have on its stakeholders, business processes, results of operations, cash flows and disclosures.
Revenues are impacted by both customer growth and usage, the latter of which is primarily impacted by weather, as well as impacts associated with commercial and industrial slow-downs, including economic recessions, and energy efficiencies. Very cold winters increase demand for natural gas and to a lesser extent, electricity, while warmer than normal summers increase demand for electricity, especially among residential and commercial customers. Average consumption among both electric and natural gas customers has tended to decline as more efficient appliances and furnaces are installed, and as the Company has implemented conservation programs. Natural gas weather normalization and decoupling mechanisms in certain jurisdictions have been implemented to largely mitigate the effect that would otherwise be caused by variations in volumes sold to these customers due to weather and changing consumption patterns on the Company's distribution margins, as further discussed in Item 1 - Business.

MDU Resources Group, Inc. Form 10-K 41

Index
Part II

In the second half of 2023, electric fuel and purchased power prices increased across Montana-Dakota's integrated system and remained elevated through January 2024. This was caused by transmission congestion in northwest North Dakota due to delays in additional SPP transmission line build-out, as well as additional load growth in the Bakken region. To assist in the recovery of the higher electric fuel and purchased power costs, Montana-Dakota filed waiver requests with the NDPSC and SDPUC, deferring the increased costs to the annual fuel clause adjustment. In Montana, the waiver request is filed monthly and was unopposed by the MTPSC. Effective April 1, 2024, as approved by the NDPSC, Montana-Dakota started recovery in North Dakota of these increased costs over a period of two years rather than one year. In South Dakota and Montana, Montana-Dakota recovered these costs over a one-year period effective July 1, 2024. In July 2025, the NDPSC approved Montana-Dakota's request to defer external legal expenses related to this congestion litigation and record those deferred expenses into a regulatory asset. Montana-Dakota and MISO each filed a petition for review of the FERC decision with the Eighth Circuit with a decision expected in the first half of 2026.
The Company continues to proactively monitor and work with its manufacturers to reduce the effects of increased pricing and lead times on delivery of certain raw materials and equipment used in electric generation, transmission and distribution system and natural gas pipeline projects. Long lead times are attributable to increased demand for steel products from pipeline companies as they continue pipeline system safety and integrity replacement projects driven by PHMSA regulations, as well as delays in the manufacturing and shipping of electrical equipment and increased demand for electrical equipment due to regulatory activity and grid expansion. The Company has been able to minimize the effects by working closely with suppliers or obtaining additional suppliers, as well as modifying project plans to accommodate extended lead times and increased costs. The Company expects these delays to continue. Inflationary pressures have moderated but costs for goods and services remain high. The Company also continues to monitor the impact tariffs will have on its costs. Tariff increases on raw materials could negatively affect the Company's construction projects and maintenance work. For additional discussion regarding risks and uncertainties, see Item 1A - Risk Factors.
The ability to grow through acquisitions is subject to significant competition and acquisition premiums. In addition, the ability of the segments to grow their service territory and customer base is affected by regulatory constraints, the economic environment of the markets served, population changes and competition from other energy providers and fuel. The construction of new electric generating facilities, transmission lines and other service facilities is subject to higher costs and long lead times for equipment, extensive permitting procedures, and federal and state legislative and regulatory initiatives, which may necessitate increases in electric energy prices. As the industry continues to expand the use of renewable energy sources, the need for additional transmission infrastructure is growing. As part of MISO's long range transmission plan, in August 2022, the Company announced its intent to develop, construct and co-own JETx with Otter Tail Power Company in central North Dakota. In October 2023, the FERC issued an order approving the Company's request for CWIP Incentive Rate and Abandoned Plant Incentive treatment on this project. Montana-Dakota and Otter Tail Power Company received approval of a Certificate of Public Convenience and Necessity from the NDPSC in November 2024 on this project. The route permit for the JETx line was filed with the NDPSC in August 2025. JETx is expected to be placed in service at the end of 2028.

42 MDU Resources Group, Inc. Form 10-K

Index
Part II

Earnings overview - The following information summarizes the performance of the electric segment.

				2025 vs. 2024	2024 vs. 2023
Years ended December 31,	2025	2024	2023	Variance	Variance
	(In millions)
Operating revenues	$438.3	$414.5	$401.2	5.7%	3.3%
Operating expenses:
Electric fuel and purchased power	159.0	141.2	134.8	12.6%	4.7%
Operation and maintenance	111.3	95.0	92.7	17.2%	2.5%
Depreciation and amortization	69.6	66.5	64.2	4.7%	3.6%
Taxes, other than income	18.8	17.6	16.7	6.8%	5.4%
Total operating expenses	358.7	320.3	308.4	12.0%	3.9%
Operating income	79.6	94.2	92.8	(15.5)%	1.5%
Other income	7.4	8.2	5.8	(9.8)%	41.4%
Interest expense	31.7	30.0	28.0	5.7%	7.1%
Income before income taxes	55.3	72.4	70.6	(23.6)%	2.5%
Income tax benefit	(9.6)	(2.4)	(1.0)	300.0%	140.0%
Net income	$64.9	$74.8	$71.6	(13.2)%	4.5%

Operating statistics
	2025	2024	2023
Revenues (millions)
Retail sales:
Residential	$136.7	$139.9	$134.1
Commercial	179.0	165.8	164.1
Industrial	37.8	42.3	42.3
Other	7.4	7.8	7.1
	360.9	355.8	347.6
Other	77.4	58.7	53.6
	$438.3	$414.5	$401.2
Volumes (million kWh)
Retail sales:
Residential	1,191.1	1,159.5	1,180.2
Commercial	2,820.5	2,474.5	2,350.5
Industrial	485.7	528.9	583.7
Other	81.8	81.6	81.8
	4,579.1	4,244.5	4,196.2
Average cost of electric fuel and purchased power per kWh	$.026	$.025	$.024
Cooling degree days (% warmer (colder) than prior year)[1]
Montana	(5.4)%	(0.7)%	(1.0)%
North Dakota	(6.9)%	(2.2)%	(5.4)%
South Dakota	16.8%	(27.0)%	(9.8)%
Wyoming	(24.8)%	46.1%	(26.4)%
[1]Cooling degree days are a measure of the energy demand for cooling.

MDU Resources Group, Inc. Form 10-K 43

Index
Part II

2025 compared to 2024 Electric earnings decreased $9.9 million as a result of:
•Revenue increased $23.8 million.
◦Largely attributable to:
▪Higher fuel and purchased power costs of $17.8 million recovered in customer rates and offset in expense, as described below.
▪Higher net transmission revenue of $3.5 million, including data center revenue.
▪Higher retail sales volumes of $1.2 million, driven primarily by higher residential volumes, largely due to colder weather in the first quarter of the year, and higher commercial volumes from the data center as further discussed in the Outlook section.
◦Partially offset by lower renewable tracker revenues, partially associated with higher production tax credits offset in income tax benefit, as described below.
•Electric fuel and purchased power increased $17.8 million, largely the result of higher retail sales volumes and higher commodity prices.
•Operation and maintenance increased $16.3 million.
◦Largely the result of:
▪Higher payroll-related costs of $5.7 million.
▪Higher contract services related to Coyote generating station planned outage-related costs of $3.5 million.
▪Increased software expense of $3.2 million.
▪Higher insurance expense.
◦Also reflected are higher costs associated with services provided to Everus as part of the transition services agreement, offset in other income, as described below. The transition services are expected to be complete as of March 2026.
•Depreciation and amortization increased $3.1 million, largely due to increased property, plant and equipment balances, as a result of transmission projects placed in service to improve reliability and update aging infrastructure.
•Taxes, other than income increased $1.2 million, largely as a result of higher property tax, primarily in Montana.
•Other income decreased $800,000, primarily due to lower interest income related to a data center project and lower regulatory deferral balances, partially offset by higher transition services agreement income, as described above.
•Interest expense increased $1.7 million, largely the result of lower AFUDC due to lower interest rates and average CWIP balances.
•Income tax benefit increased $7.2 million, largely due to lower income before income taxes, and higher production tax credits of $2.5 million driven by higher wind production and wind farm repowers.

44 MDU Resources Group, Inc. Form 10-K

Index
Part II

Earnings overview - The following information summarizes the performance of the natural gas distribution segment.

				2025 vs. 2024	2024 vs. 2023
Years ended December 31,	2025	2024	2023	Variance	Variance
	(In millions)
Operating revenues	$1,283.5	$1,201.1	$1,287.5	6.9%	(6.7)%
Operating expenses:
Purchased natural gas sold	746.3	699.3	805.1	6.7%	(13.1)%
Operation and maintenance	241.2	231.2	219.7	4.3%	5.2%
Depreciation and amortization	105.0	102.0	95.3	2.9%	7.0%
Taxes, other than income	81.5	76.0	75.2	7.2%	1.1%
Total operating expenses	1,174.0	1,108.5	1,195.3	5.9%	(7.3)%
Operating income	109.5	92.6	92.2	18.3%	.4%
Other income	15.8	25.5	20.8	(38.0)%	22.6%
Interest expense	59.6	63.2	57.6	(5.7)%	9.7%
Income before income taxes	65.7	54.9	55.4	19.7%	(.9)%
Income tax expense	9.6	8.0	6.9	20.0%	15.9%
Net income	$56.1	$46.9	$48.5	19.6%	(3.3)%

Operating statistics
	2025	2024	2023
Revenues (millions)
Retail sales:
Residential	$680.0	$651.8	$726.1
Commercial	423.9	400.8	441.2
Industrial	45.2	42.7	45.0
	1,149.1	1,095.3	1,212.3
Transportation and other	134.4	105.8	75.2
	$1,283.5	$1,201.1	$1,287.5
Volumes (MMdk)
Retail sales:
Residential	65.8	67.2	69.3
Commercial	49.4	46.9	47.9
Industrial	5.0	5.4	5.4
	120.2	119.5	122.6
Transportation sales:
Commercial	1.9	1.9	1.9
Industrial	168.4	192.6	188.4
	170.3	194.5	190.3
Total throughput	290.5	314.0	312.9
Average cost of natural gas per dk	$6.21	$5.85	$6.57
Heating degree days (% colder (warmer) than prior year)[1]
Idaho	(6.1)%	(7.3)%	(9.0)%
Minnesota	12.8%	(12.6)%	(11.9)%
Montana	4.5%	(4.6)%	(2.8)%
North Dakota[2]	9.7%	(9.9)%	0.3%
Oregon[2]	(1.2)%	(4.3)%	(5.5)%
South Dakota[2]	4.0%	(10.0)%	(0.2)%
Washington[2]	(5.2)%	(0.2)%	(8.5)%
Wyoming	7.6%	(9.8)%	1.4%
[1]Heating degree days are a measure of the daily temperature demand for energy for heating. [2]Weather normalization or decoupling mechanisms are in place that minimize the weather impact.

MDU Resources Group, Inc. Form 10-K 45

Index
Part II

2025 compared to 2024: Natural gas distribution earnings increased $9.2 million as a result of:
•Revenue increased $82.4 million.
◦Primarily due to:
▪Higher purchased natural gas sold of $47.0 million, including net environmental compliance costs, recovered in customer rates and offset in expense, as described below.
▪Rate relief of $25.2 million, primarily in Washington, Montana, South Dakota and Wyoming.
▪Higher revenue-based taxes of $3.6 million, recovered in rates and offset in expense, as described below.
▪Higher conservation revenues of $3.5 million, offset in expense, as described below.
▪Higher basic service charges of $2.1 million due to customer growth.
▪Higher retail sales volumes of $2.0 million, which includes weather normalization and decoupling mechanism in certain jurisdictions, and higher volumes to commercial customer classes. This increase was largely offset by lower volumes to residential customer classes, largely due to warmer weather in certain jurisdictions.
•Purchased natural gas sold increased $47.0 million, primarily due to higher net environmental compliance costs of $38.1 million, commodity costs of $4.9 million and volumes of natural gas purchased of $4.0 million.
•Operation and maintenance increased $10.0 million.
◦ Largely due to:
▪Higher conservation-related costs, recovered in rates, as discussed above.
▪Higher costs associated with MAOP projects of $1.7 million.
▪Higher insurance expense.
▪Higher payroll-related costs of $1.5 million.
▪Higher software related expenses of $1.3 million.
◦Also reflected are higher costs associated with services provided to Everus as part of the transition services agreement, offset in other income, as described below. The transition services are expected to be complete as of March 2026.
•Depreciation and amortization increased $3.0 million, of which $6.6 million resulted from increased property, plant and equipment balances related to growth and replacement projects placed in service, partially offset by lower depreciation rates implemented from rate cases in Montana, North Dakota, Wyoming, Washington and Oregon of $2.9 million, and lower regulatory amortizations.
•Taxes, other than income increased $5.5 million, due to higher revenue-based taxes, as described above, and higher property taxes, largely in Montana and Washington.
•Other income decreased $9.7 million.
◦Primarily due to:
▪Lower interest on regulatory deferral balances, primarily lower purchased gas cost deferral balances.
▪The absence of $2.2 million of interest income associated with prior year renewable natural gas projects.
▪Higher pension expense of $1.4 million.
▪Lower returns of $500,000 on the Company's nonqualified benefit plans.
◦Offset in part by higher transition services agreement income, as described above.
•Interest expense decreased $3.6 million, largely due to lower long-term debt balances.
•Income tax expense increased $1.6 million, largely the result of higher income before income taxes, partially offset by lower permanent tax adjustments.

46 MDU Resources Group, Inc. Form 10-K

Index
Part II

Outlook In 2025, the utility business experienced rate base growth of 16.0 percent, which includes the purchase of its ownership stake in Badger Wind Farm. These segments grew rate base by 8.7 percent annually over the last five years on a compound basis and expects to invest approximately $2.5 billion of capital expenditures over the next five years. Operations are spread across eight states where the Company expects customer growth to be higher than the national average. In 2025 and 2024, these segments experienced retail customer growth of approximately 1.5 percent and 1.4 percent, respectively, and the Company expects customer growth to continue to average 1 percent to 2 percent per year. This customer growth, along with system upgrades and replacements needed to supply safe and reliable service, will require investments in new and replacement electric and natural gas systems.
These segments are exposed to energy price volatility and may be impacted by changes in oil and natural gas exploration and production activity. Rate schedules in the jurisdictions in which the Company's natural gas distribution segment operates contain clauses that permit the Company to file for rate adjustments for changes in the cost of purchased natural gas. Although changes in the price of natural gas are passed through to customers and have minimal impact on the Company's earnings, the natural gas distribution segment's customers may benefit through the Company's utilization of storage and fixed price contracts to help manage price volatility.
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
In December 2025, the Company completed the acquisition of a 49 percent ownership interest in Badger Wind Farm and placed the asset in service. The completed transaction secures 122.5 MW of the project's total 250 MW generation capacity for the Company and follows the NDPSC's Advance Determination of Prudence and Certificate of Public Convenience and Necessity approvals, confirming the project is a prudent, cost-effective investment for customers. The Company previously executed a PPA for 150 MW of output from the project, which included the option to purchase the 49 percent ownership interest. With the closing now complete, the PPA has been reduced to 27.5 MW.
In March 2023, the Company began to provide power for Applied Digital's data center near Ellendale, North Dakota. At full capacity, the data center requires 180 MW of electricity, which is the equivalent of about 21 percent of the Company's generation portfolio. Applied Digital's load is purchased from the MISO market and does not impact other customers' power supply. An electric service agreement to serve an additional 350 MW data center load with Applied Digital in the Company's service territory was approved by the NDPSC. 100 MW of the additional data center load is expected to be fully online in the second quarter of 2026.
In August 2024, the Company filed a request with the SDPUC seeking approval on an electric service agreement to provide up to 50 MW of electricity to a data center near Leola, South Dakota. Construction of the data center and approval of the electric service agreement which had been pending development of new local siting requirements for data center loads by McPherson County in South Dakota, were effective August 5, 2025. Approval of the electric service agreement with the SDPUC is still pending filing an updated conditional use permit for the data center siting with McPherson County.

MDU Resources Group, Inc. Form 10-K 47

Index
Part II

The Infrastructure Investment and Jobs Act, commonly known as the Bipartisan Infrastructure Law, was enacted in the fourth quarter of 2021 designating funds for investments such as upgrades to electric and grid infrastructure, transportation systems, and electric vehicle infrastructure. In July 2025, the North Dakota Industrial Commission awarded the Company a grant award under the Grid Resilience and Innovative Partnerships Program, which is part of the Infrastructure Investment and Jobs Act. The funds from the award will be used by the Company to build a 46 kV transmission line that will connect the Merricourt Transmission Substation to a 46 kV line near Fredonia, North Dakota. In addition, the IRA provided new funding for clean energy programs. The Company continues to pursue various opportunities under the Grid Resilience and Innovative Partnerships Program, and is also pursuing a biogas property at the Knott Landfill site in Bend, Oregon which may qualify for an investment tax credit and clean fuel production credits as part of the IRA. As discussed previously, the Company has evaluated the OBBBA and does not expect a material impact as a result of this legislation.
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
•In February 2026, the EPA published a final rule that rescinded the 2009 Endangerment Finding and related standards for motor vehicle GHG emissions under the Clean Air Act. The final rule does not directly address or repeal GHG regulations for power plants and other non-motor vehicle sources. The Company is currently evaluating this rulemaking.
•In July 2024, the ODEQ published its proposed rules to create a new Climate Protection Program. The Oregon Environmental Quality Commission adopted the rules in November 2024. The Company intends to meet its obligations first through no-cost emissions allowances and will fill remaining compliance obligations by investing in additional customer conservation and energy efficiency programs, purchasing community climate investment credits, and acquiring environmental attributes from low-carbon fuel projects such as RNG. Compliance costs for these regulations are being recovered through customer rates. Due to the timing of regulatory recovery, future compliance obligation purchases could impact the Company's operating cash flow.
•In Washington, the Climate Commitment Act was adopted by the Washington Legislature in 2021 and became effective in 2023. The Climate Commitment Act establishes a cap-and-invest program designed to reduce GHG emissions over time, while using auctioned allowances to fund state energy and environmental policy goals. The Company intends to meet its compliance obligations through a combination of energy efficiency measures, no-cost allowances, purchased allowances, and carbon offsets. Compliance costs for these regulations are being recovered through customer rates. Due to the timing of regulatory recovery, the purchase of allowances could impact the Company's operating cash flow.
•The Washington SBCC in 2023 adopted residential and commercial building code amendments that will significantly limit the use of natural gas for space and water heating in new and retrofitted commercial and residential buildings. In May 2024, the Company filed a joint complaint seeking declaratory and injunctive relief under federal law against the Washington SBCC's adoption of the amended Washington State Energy Code. This complaint was dismissed by the federal district court. Petitioners have appealed this decision to the United States Court of Appeals for the Ninth Circuit. The Company's opening brief was filed in July 2025. Oral argument before a three-judge panel of the Ninth Circuit was held on February 10, 2026.
Initiative Measure No. 2066, which was approved by voters, does not allow the Washington State Energy Code to "in any way prohibit, penalize, or discourage the use of gas for any form of heating, or for uses related to any appliance or equipment, in any building." In May 2025, the King County Superior Court filed an order ruling Initiative Measure No. 2066 unconstitutional. Following the ruling, the Building Industry Association of Washington filed a notice of appeal with the King County Superior Court. The King County Superior Court’s order invalidating Initiative Measure No. 2066 is now pending review by the Washington State Supreme Court. The Court heard oral arguments in the case in January 2026.

48 MDU Resources Group, Inc. Form 10-K

Index
Part II

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

MDU Resources Group, Inc. Form 10-K 49

Index
Part II

Pipeline
Strategy and challenges The pipeline segment provides natural gas transportation, underground storage and energy-related services, including cathodic protection, as discussed in Item 1 - Business. The segment focuses on utilizing its extensive expertise in the design, construction and operation of energy infrastructure and related services to increase market share and profitability through optimization of existing operations, organic growth and investments in energy-related assets within or in close proximity to its current operating areas. The segment focuses on the continual safety and reliability of its systems, which entails building, operating and maintaining safe natural gas pipelines and facilities. The segment continues to evaluate growth opportunities including the expansion of natural gas facilities; incremental pipeline projects; and expansion of energy-related services leveraging on its core competencies. In support of this strategy, the Company completed the following growth projects in 2024 and 2025:
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
Tariff increases on raw materials could negatively affect the Company's construction projects and maintenance work. The Company continues to monitor the impact tariffs will have on its costs. The Company continues to actively manage the national supply chain challenges by working with its manufacturers and suppliers to help mitigate some of these risks on its business. The segment regularly experiences extended lead times on raw materials that are critical to the segment's construction and maintenance work which could delay maintenance work and construction projects potentially causing lost revenues and/or increased costs. The Company is partially mitigating these challenges by planning for extended lead times further in advance. The Company expects these delays to continue. Inflationary pressures have moderated, but costs for raw material and contract services remain high. For additional discussion regarding risks and uncertainties, see Item 1A - Risk Factors.
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

50 MDU Resources Group, Inc. Form 10-K

Index
Part II

Earnings overview - The following information summarizes the performance of the pipeline segment.

				2025 vs. 2024	2024 vs. 2023
Years ended December 31,	2025	2024	2023	Variance	Variance
	(In millions)
Operating revenues	$229.2	$211.8	$177.6	8.2%	19.3%
Operating expenses:
Operation and maintenance	81.8	75.7	70.8	8.1%	6.9%
Depreciation and amortization	32.1	29.4	26.8	9.2%	9.7%
Taxes, other than income	14.2	12.2	10.8	16.4%	13.0%
Total operating expenses	128.1	117.3	108.4	9.2%	8.2%
Operating income	101.1	94.5	69.2	7.0%	36.6%
Other income	3.7	6.5	3.9	(43.1)%	66.7%
Interest expense	16.7	15.5	13.3	7.7%	16.5%
Income before income taxes	88.1	85.5	59.8	3.0%	43.0%
Income tax expense	19.9	17.5	12.4	13.7%	41.1%
Income from continuing operations	68.2	68.0	47.4	.3%	43.5%
Discontinued operations, net of tax*	—	—	(.5)	—%	(100.0)%
Net income	$68.2	$68.0	$46.9	.3%	45.0%
*Discontinued operations includes interest on debt facilities repaid in connection with the Knife River separation.

Operating statistics
	2025	2024	2023
Transportation volumes (MMdk)	603.3	613.2	567.2
Customer natural gas storage balance (MMdk):
Beginning of period	44.1	37.7	21.2
Net injection (withdrawal)	(6.5)	6.4	16.5
End of period	37.6	44.1	37.7
2025 compared to 2024 Pipeline earnings increased $200,000 as a result of:
•Revenues increased $17.4 million.
◦Increased demand revenue, largely due to:
▪Growth projects placed in service throughout 2024 and in late 2025 of $11.1 million.
▪Increased usage of short-term firm natural gas transportation contracts of $5.7 million.
▪Partially offset by the expiration of certain contracts.
◦Higher interruptible transportation revenue of $1.3 million.
◦Higher non-regulated project revenue of $800,000.
•Operation and maintenance increased $6.1 million.
◦Primarily due to:
▪Higher payroll-related costs of $2.3 million.
▪Higher non-regulated project costs, associated with increased non-regulated project revenue as previously discussed.
▪Also reflected are higher costs associated with services provided to Everus as part of transition services agreement, offset in other income, as described below. The transition services are expected to be complete as of March 2026.
▪Higher contract services of $600,000, auto of $500,000 and insurance costs of $400,000.
•Depreciation and amortization increased $2.7 million due to higher property, plant and equipment balances associated with growth projects placed in-service, as previously discussed, partially offset by fully depreciated assets.
•Taxes, other than income increased $2.0 million, largely resulting from higher property taxes in Montana.
•Other income decreased $2.8 million.
◦Primarily due to:
▪The absence of proceeds received in 2024 from a customer settlement of $2.0 million.
▪Lower AFUDC for the construction of the company's growth projects.

MDU Resources Group, Inc. Form 10-K 51

Index
Part II

◦Partially offset by higher transition services agreement income, as described above.
•Interest expense increased $1.2 million, resulting from higher debt balances to fund capital expenditures, as previously discussed, and lower AFUDC, as previously discussed.
•Income tax expense increased $2.4 million, largely due to the absence of a benefit from an adjustment related to the Company's effective state income tax rate change.
Outlook The Company has continued to experience the effect of associated natural gas production in the Bakken, which has provided opportunities for organic growth projects and increased transportation demand. The completion of organic growth projects has contributed to higher volumes of natural gas the Company transports through its system. Bakken natural gas production is currently at or near record levels and the outlook remains positive with continued growth expected due to increasing gas to oil ratios which may moderate recent decreases in drilling activity.
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
GHG emissions regulations continue to evolve due to congressional actions and agency reconsideration. Methane Waste Emissions Charge regulations finalized in 2024 were eliminated by a resolution of disapproval passed by Congress and signed by the President in March 2025. The OBBBA postponed the Waste Emissions Charge provisions in the Clean Air Act to 2034. The EPA has issued several actions since the EPA Administrator's announcement regarding 31 historic actions to advance the President's "Power the Great American Comeback", which include extending deadlines for certain oil and gas new source performance standards and a proposal to reconsider the Greenhouse Gas Reporting Program. The Company continues to comply with rules as they remain in effect, and to monitor and assess these rulemaking changes and the potential impacts they may have on its business processes, current and future projects, results of operations and disclosures.
The Company continues to focus on improving existing operations and growth opportunities through organic projects in all areas in which it operates, which includes additional projects supporting the needs of local distribution companies, Bakken area producers, electric generation customers and industrial customers in various stages of development, including:
•Line Section 32 Expansion Project which will provide natural gas transportation service to a new electric generation facility in northwest North Dakota. The project consists of approximately 20 miles of pipe and ancillary facilities and is designed to increase natural gas transportation capacity by 190 MMcf per day, which is supported by a long-term customer agreement. The Company continues to make progress on required surveys and anticipates filing its FERC application in March 2026. The project is dependent on regulatory approvals and is targeted to be in service in late 2028.
•Potential Bakken East Pipeline Project, which could consist of 350 miles of pipeline construction from western North Dakota to the eastern part of the state, plus additional pipeline laterals. The Company continues actively marketing the project and began a binding open season on February 2, 2026, which will conclude on March 13, 2026. The results of the open season will be evaluated to determine the final design, timeline and project cost. In 2025, the Company began working with landowners to conduct environmental and civil surveys along the potential route and plans to continue survey work in the spring of 2026 when weather conditions allow. In August 2025, the North Dakota Industrial Commission selected the project for firm capacity commitments of up to $50 million annually for 10 years.
•Potential Minot Industrial Pipeline Project, which could consist of an approximately 90-mile pipeline from Tioga, North Dakota to Minot, North Dakota and ancillary facilities. The Company has signed an agreement to support the early stage development of the project through the second quarter of 2026. The project would provide incremental natural gas transportation capacity for anticipated industrial demand.
See Capital Expenditures within this section for information on the expenditures related to these growth projects.

52 MDU Resources Group, Inc. Form 10-K

Index
Part II

Other

				2025 vs. 2024	2024 vs. 2023
Years ended December 31,	2025	2024	2023	Variance	Variance
	(In millions)
Operating revenues	$.7	$.2	$.2	250.0%	—%
Operating expenses:
Operation and maintenance	.5	13.3	24.9	(96.2)%	(46.6)%
Depreciation and amortization	—	2.2	4.1	(100.0)%	(46.3)%
Taxes, other than income	—	.4	.4	(100.0)%	—%
Total operating expenses	.5	15.9	29.4	(96.9)%	(45.9)%
Operating income (loss)	.2	(15.7)	(29.2)	101.3%	(46.2)%
Gain on tax-free exchange of retained shares in Knife River	—	—	186.6	—%	(100.0)%
Other income	6.6	16.6	16.4	(60.2)%	1.2%
Interest expense	4.9	15.0	19.3	(67.3)%	(22.3)%
Income (loss) before income taxes	1.9	(14.1)	154.5	113.5%	(109.1)%
Income tax benefit	(.3)	(5.5)	(8.1)	(94.5)%	(32.1)%
Income (loss) from continuing operations	2.2	(8.6)	162.6	125.6%	(105.3)%
Discontinued operations, net of tax	(1.0)	100.0	85.1	(101.0)%	17.5%
Net income	$1.2	$91.4	$247.7	(98.7)%	(63.1)%
The Company completed the separations of Knife River, its former construction materials and contracting segment, on May 31, 2023 and Everus, its former construction services segment, on October 31, 2024, into new independent publicly-traded companies. As a result of these separations, the historical results of operations for Knife River and Everus are shown in discontinued operations, net of tax, except for allocated general corporate overhead costs of the Company, which did not meet the criteria for discontinued operations and are reflected in Other. Also included in discontinued operations are certain strategic initiative costs associated with the separations of Knife River and Everus. Other includes activity for Everus for ten months in 2024 compared to the full year in 2023 and Knife River activity for five months in 2023, as well as corporate overhead costs paid by Everus and Knife River for those respective periods which were allocated to the Company's remaining segments in 2025.
Also included in Other is insurance activity at the Company's captive insurer and general and administrative costs and interest expense previously allocated to the exploration and production and refining businesses that did not meet the criteria for discontinued operations.
For the full year, Other reported net income of $1.2 million compared to net income of $91.4 million for 2024. The decrease was primarily due to the absence of the income from discontinued operations in 2025. Partially offsetting the decrease was lower operation and maintenance expense, largely a result of corporate overhead costs classified as continuing operations allocated to the construction services business in 2024, which were allocated to the Company's remaining segments in 2025.
Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts related to these items were as follows:

Years ended December 31,	2025	2024	2023
	(In millions)
Intersegment transactions:
Operating revenues	$76.6	$69.6	$63.1
Operation and maintenance	$1.8	$0.7	$1.0
Purchased natural gas sold	$74.8	$68.9	$62.1
Other income	$5.2	$15.4	$13.6
Interest expense	$5.2	$15.4	$13.6
For more information on intersegment eliminations, see Item 8 - Note 14.

MDU Resources Group, Inc. Form 10-K 53

Index
Part II

Liquidity and Capital Commitments
At December 31, 2025, the Company had cash, cash equivalents and restricted cash of $28.2 million and available borrowing capacity of $418.1 million under the outstanding credit facilities of the Company and its subsidiaries. The Company expects to meet its obligations for debt maturing within one year and its other operating and capital requirements from various sources, including internally generated funds; credit facilities and commercial paper of the Company and its subsidiaries, as described in Capital resources; and issuance of debt securities and equity securities using the Company's FSA and ATM program as needed.
Cash flows

Years ended December 31,	2025	2024	2023
	(In millions)
Net cash provided by (used in)
Operating activities	$473.4	$502.3	$332.6
Investing activities	(780.9)	(552.7)	(540.7)
Financing activities	268.8	40.3	204.6
Decrease in cash, cash equivalents and restricted cash	(38.7)	(10.1)	(3.5)
Cash, cash equivalents and restricted cash -- beginning of year	66.9	77.0	80.5
Cash, cash equivalents and restricted cash -- end of year	$28.2	$66.9	$77.0
Operating activities

				2025 vs. 2024	2024 vs. 2023
Years ended December 31,	2025	2024	2023	Variance	Variance
	(In millions)
Income from continuing operations	$191.4	$181.1	$330.1	$10.3	$(149.0)
Adjustments to reconcile net income to net cash provided by operating activities	204.9	190.2	3.3	14.7	186.9
Changes in current assets and current liabilities, net of acquisitions:
Receivables	8.4	(30.3)	79.1	38.7	(109.4)
Inventories	4.3	.2	(21.7)	4.1	21.9
Other current assets	54.5	81.0	(48.5)	(26.5)	129.5
Accounts payable	(9.6)	(.4)	(87.2)	(9.2)	86.8
Other current liabilities	24.4	(5.3)	73.4	29.7	(78.7)
Pension and postretirement benefit plan contributions	(3.1)	(3.0)	(7.6)	(.1)	4.6
Other noncurrent changes	(1.1)	(1.7)	(15.6)	.6	13.9
Net cash provided by continuing operations	474.1	411.8	305.3	62.3	106.5
Net cash (used in) provided by discontinued operations	(.7)	90.5	27.3	(91.2)	63.2
Net cash provided by operating activities	$473.4	$502.3	$332.6	$(28.9)	$169.7
The changes in cash flows from operating activities generally follow the results of operations as discussed in Business Segment Financial and Operating Data and are affected by changes in working capital.
The decrease in cash flows provided by operating activities in 2025 from 2024 was largely driven by the absence of cash provided by discontinued operations in 2024, as well as the absence of certain fuel cost recoveries in 2025 and increases in certain regulatory cost deferrals. Partially offsetting the decrease was higher collection of accounts receivable associated with higher gas costs in December 2024, lower cash used for payment of other current liabilities, including compliance costs, accrued compensation, data center customer deposits, and net environmental compliance costs, all at the natural gas distribution business.

54 MDU Resources Group, Inc. Form 10-K

Index
Part II

Investing activities

				2025 vs. 2024	2024 vs. 2023
Years ended December 31,	2025	2024	2023	Variance	Variance
	(In millions)
Capital expenditures	$(770.4)	$(522.8)	$(484.1)	$(247.6)	$(38.7)
Net proceeds from sale or disposition of property	—	0.7	0.2	(.7)	.5
Cost of removal, net of salvage value	(11.3)	(5.5)	1.2	(5.8)	(6.7)
Investments	(4.2)	(5.2)	(2.4)	1.0	(2.8)
Proceeds from investment excess cash and cost basis withdrawal	5.0	9.0	20.0	(4.0)	(11.0)
Net cash used in continuing operations	(780.9)	(523.8)	(465.1)	(257.1)	(58.7)
Net cash used in discontinued operations	—	(28.9)	(75.6)	28.9	46.7
Net cash used in investing activities	$(780.9)	$(552.7)	$(540.7)	$(228.2)	$(12.0)
The increase in cash used in investing activities in 2025 from 2024 was primarily due to higher capital expenditures at the electric business, largely related to the Badger Wind Farm, partially offset by lower capital expenditures at the pipeline business due to the absence of the 2024 Wahpeton Expansion project. Partially offsetting this was the absence of cash used in discontinued operations with the spinoff of Everus.
Financing activities

				2025 vs. 2024	2024 vs. 2023
Years ended December 31,	2025	2024	2023	Variance	Variance
	(In millions)
Issuance of short-term borrowings	$—	$—	$810.0	$—	$(810.0)
Repayment of short-term borrowings	—	(95.0)	(433.9)	95.0	338.9
Issuance of long-term debt	565.4	308.6	594.7	256.8	(286.1)
Repayment of long-term debt	(179.5)	(182.1)	(568.9)	2.6	386.8
Debt issuance costs	(4.3)	(2.5)	(2.5)	(1.8)	—
Costs of issuance of common stock	(.1)	(.1)	—	—	(.1)
Dividends paid	(108.2)	(102.9)	(161.3)	(5.3)	58.4
Repurchase of common stock	—	—	(4.8)	—	4.8
Tax withholding on stock-based compensation	(4.5)	(2.6)	(3.1)	(1.9)	.5
Net cash provided by (used in) continuing operations	268.8	(76.6)	230.2	345.4	(306.8)
Net cash provided by (used in) discontinued operations	—	116.9	(25.6)	(116.9)	142.5
Net cash provided by financing activities	$268.8	$40.3	$204.6	$228.5	$(164.3)
The increase in cash provided by financing activities in 2025 from 2024 was primarily due higher long-term debt issuance proceeds used to finance capital expenditure projects, primarily at the electric business. Also contributing was the absence of 2024 short-term borrowing repayment at the natural gas distribution business. Partially offsetting these items was the absence of cash provided by discontinued operations in 2024.
Defined benefit pension plans
The Company has noncontributory qualified defined benefit pension plans for certain employees. Plan assets consist of investments in equity and fixed-income securities. Various actuarial assumptions are used in calculating the benefit expense (income) and liability (asset) related to the pension plans. Actuarial assumptions include assumptions about the discount rate and expected return on plan assets. For 2025, the Company assumed a long-term rate of return on its qualified defined pension plan assets of 6.5 percent. Differences between actuarial assumptions and actual plan results are deferred and amortized into expense when the accumulated differences exceed 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. Therefore, this change in asset values will be reflected in future expenses of the plans beginning in 2026. The funded status of the plans improved $6.3 million from prior year, primarily due to increase in plan assets, as discussed previously.
At December 31, 2025, the pension plans' projected benefit obligations exceeded these plans' assets by approximately $18.5 million. Pretax pension expense reflected in the Consolidated Statements of Income for the years ended

MDU Resources Group, Inc. Form 10-K 55

Index
Part II

December 31, 2025 and 2024, was $3.4 million and $835,000, respectively. Pretax pension income reflected in the Consolidated Statements of Income for the year ended December 31, 2023 was $580,000. The Company's pension expense is currently projected to be approximately $4.7 million in 2026. Funding for the pension plans is actuarially determined. The Company expects to contribute the minimum funding requirement of $3.8 million in 2026. For the years ended December 31, 2025 and 2024, the Company contributed the minimum funding requirement of $3.4 million and $2.9 million, respectively. There were no minimum required contributions for the year ended December 31, 2023, due to an additional contribution of $20.0 million in 2019, which created prefunding credits that were used in future periods. For more information on the Company's pension plans, see Item 8 - Note 15.
Capital expenditures
The Company's capital expenditures, excluding discontinued operations, for 2023 through 2025 and as anticipated for 2026 through 2028 are summarized in the following table.

	Actual (b)				Estimated
	2023	2024	2025	(c)	2026	2027	2028
	(In millions)
Capital expenditures:
Electric	$110	$116	$430	(d)	$158	$309	$250
Natural gas distribution	275	285	301		342	295	240
Pipeline	116	127	61		60	70	181
Total capital expenditures (a)(e)	$501	$528	$792		$560	$674	$671
(a)Capital expenditures for 2023 are reported as gross capital expenditures. Capital expenditures for 2024 and 2025 as well as estimated expenditures for 2026 through 2028 are reported on a net basis.
(b)Capital expenditures for 2023, 2024 and 2025 include noncash transactions such as capital expenditure-related accounts payable and AFUDC totaling $(13.6) million, $7.1 million, and $(10.8) million, respectively.
(c)2025 capital expenditures were funded by cash provided from operating activities, long-term debt issuances and borrowings under credit facilities and issuance of commercial paper of the Company and its subsidiaries.
(d)The Company completed the final $264.6 million payment for a 49 percent ownership interest in Badger Wind Farm, which was acquired and placed in service on December 31, 2025. This amount was previously included in 2026 estimates.
(e)Excludes Other category.

Planned utility investments in the Company's estimated capital expenditures for 2026 through 2028 include system upgrades, substation improvements and generation projects, construction of JETx, system replacements, expansion and modernization projects to meet demand from a growing customer base, including new service extensions and capacity expansion to accommodate economic and population growth across the Company's eight-state territory. The pipeline business will continue to evaluate customer-driven projects, including expansion projects, to serve power generation and industrial demand in the region. In addition, the pipeline will focus on system maintenance and expanding capacity where market conditions support additional investment. A number of projects are included in the planned investments as the Company continues to invest in safe, reliable and environmentally-responsible energy delivery infrastructure across its regulated businesses. For more information on the Company's growth projects, see Business Segment Financial and Operating Data.
The Company continues to evaluate potential future acquisitions and other growth opportunities that would be incremental to the outlined capital program; however, they are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimates in the preceding table. The Company continuously monitors its capital expenditures for project delays and changes in economic viability and adjusts as necessary. It is anticipated that all of the funds required for capital expenditures for the years 2026 through 2028 will be funded by various sources, including equity issuance, debt financing and internally generated funds.

56 MDU Resources Group, Inc. Form 10-K

Index
Part II

Capital resources
The Company requires significant cash to support and grow its businesses. The primary sources of cash other than cash generated from operating activities are cash from revolving credit facilities, the issuance of long-term debt and the sale of equity securities.
Debt resources Certain debt instruments of the Company and its subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions. Intermountain was not in compliance with its minimum interest coverage ratio for the period ended September 30, 2025, which constituted an event of default under the terms of the Intermountain NPAs. In addition, the event of default under the terms of the Intermountain NPAs constituted a cross-default under the terms of certain NPAs of MDU Energy Capital and revolving credit agreements held by the Company and Intermountain. Subsequent to September 30, 2025, Intermountain and MDU Energy Capital obtained waivers for this non-compliance from the holders of a majority of their respective outstanding notes, and Intermountain and the Company obtained waivers from the lenders of the revolving credit agreements, which collectively cured the impact of any events of default. The Company and its subsidiaries were in compliance with applicable covenants at December 31, 2025. In the event the Company or its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. As of December 31, 2025, the Company had investment grade credit ratings at all entities issuing debt which carried public ratings. For more information on the covenants, certain other conditions and cross-default provisions, outstanding revolving credit facilities, and new long-term debt issuances, see Item 8 - Note 9.
Equity offerings In August 2025, the Company entered into an EDA pursuant to which it may issue, offer, and sell, from time to time, up to an aggregate gross sales price of $400.0 million of shares of its common stock through an ATM offering program, which includes the ability to enter into FSAs. Since the establishment of the ATM offering program, the Company did not issue common stock pursuant to the EDA nor enter into any FSAs related to the EDA.
On December 5, 2025, the Company completed a follow-on public offering of 10,152,284 of shares of the Company's common stock at a public offering price of $19.70 per share. In addition, on December 23, 2025, the underwriters exercised their option to purchase 1,522,842 additional shares of the Company's common stock. Pursuant to the FSAs entered into in connection with the offering, the Company has discretion to settle the FSAs on one or more settlement dates prior to December 6, 2027, subject to certain price adjustments as set forth in the FSAs as well as adjustments for transaction and other associated fees. The FSAs will be physically settled with shares of common stock issued by the Company, unless the Company elects to settle the FSAs in net cash or net shares, subject to certain conditions. If the Company elects to physically settle the FSAs, the Company will physically issue shares of common stock to the banking counterparties at the then-applicable forward sale price and receive proceeds at that time.
Actual cash proceeds, if any, for settlement of FSAs will depend on the method and timing the Company elects for settlement. Prior to settlement, the potentially issuable shares pursuant to the FSAs will be reflected in the Company's diluted earnings per share calculation using the treasury stock method. For more detailed information about the Company's equity transactions, see Item 8 - Note 11.
Dividend restrictions
For information on the Company's dividends and dividend restrictions, see Item 8 - Note 11.

MDU Resources Group, Inc. Form 10-K 57

Index
Part II

Material cash requirements
For more information on the Company's contractual obligations on long-term debt, operating leases and purchase commitments, see Item 8 - Notes 9 and 17. At December 31, 2025, the Company's material cash requirements under these obligations were as follows:

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(In millions)
Long-term debt maturities*	$144.7	$354.4	$550.1	$1,635.7	$2,684.9
Estimated interest payments**	128.2	214.9	199.9	985.2	1,528.2
Operating leases	4.1	5.9	5.2	45.9	61.1
Purchase commitments	610.5	415.1	232.2	542.1	1,799.9
	$887.5	$990.3	$987.4	$3,208.9	$6,074.1
*    Unamortized debt issuance costs and discount are excluded from the table.
**    Represents the estimated interest payments associated with the Company's long-term debt outstanding at December 31, 2025, assuming current interest rates and consistent amounts outstanding until their respective maturity dates over the periods indicated in the table above.

Material short-term cash requirements of the Company include repayment of outstanding borrowings and interest payments on those agreements, payments on operating lease agreements, payment of obligations on purchase commitments and asset retirement obligations. At December 31, 2025, the current portion of asset retirement obligations was $329,000 and was included in Other accrued liabilities on the Consolidated Balance Sheets.
Material long-term cash requirements of the Company include repayment of outstanding borrowings and interest payments on those agreements, payments on operating lease agreements, payment of obligations on purchase commitments and asset retirement obligations. At December 31, 2025, the Company had total liabilities of $431.9 million related to asset retirement obligations that are excluded from the table above. Due to the nature of these obligations, the Company cannot determine precisely when the payments will be made to settle these obligations. For more information, see Item 8 - Note 10.
Not reflected in the previous table are $1.5 million in uncertain tax positions at December 31, 2025.
The Company's minimum funding requirements for its defined benefit pension plans for 2026, which are not reflected in the previous table, is $3.8 million. For information on potential contributions above the funding minimum requirements, see item 8 - Note 15.
The Company's MEPP contributions are based on union employee payroll, which cannot be determined in advance for future periods. The Company may also be required to make additional contributions to its MEPP as a result of its funded status. For more information, see Item 1A - Risk Factors and Item 8 - Note 15.
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

58 MDU Resources Group, Inc. Form 10-K

Index
Part II

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
The Company has determined that the reporting units for its goodwill impairment test are its operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results. As of December 31, 2025, the only operating segment with goodwill was the natural gas distribution segment. For more information on the Company's operating segments, see Item 8 - Note 14.
Goodwill impairment, if any, is measured by comparing the fair value of each reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, the Company must record an impairment loss for the amount that the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. For the years ended December 31, 2025, 2024, and 2023, there were no impairment losses recorded.
At October 31, 2025, the Company's annual impairment testing indicated there was no impairment at its natural gas distribution reporting unit. The estimated fair value of the natural gas distribution reporting unit substantially exceeded its carrying value ("cushion"), which includes $345.7 million of goodwill, by approximately 41 percent. The increase in the natural gas distribution reporting unit's cushion from the prior year was primarily driven by improved valuation results under the market approach, reflecting higher industry multiples, as well as an increase in the income approach valuation due to additional rate relief in 2025 compared to 2024.
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
The Company uses a discounted cash flow methodology for its income approach. Under the income approach, the discounted cash flow model determines fair value based on the present value of projected cash flows over a specified period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate which reflects the best estimate of the risk adjusted cost of capital at each reporting unit. The risk adjusted cost of capital was 5.8 percent, 5.9 percent and 6.7 percent for 2025, 2024, and 2023, respectively.
Under the market approach, the Company estimates fair value using various multiples derived from enterprise value to EBITDA for comparative peer companies. These multiples are applied to operating data to arrive at an indication of fair value. In addition, the Company also uses a rate base multiple, based on recent comparable industry transactions. With the exception of the rate base trading multiple, the Company adds a reasonable control premium when calculating the fair value utilizing the peer multiples, which is estimated as the premium that would be received in a sale in an orderly transaction between market participants. The Company used a 20 percent control premium in 2025, 2024, and 2023.
The Company uses significant judgment in estimating its five-year forecast. The assumptions underlying cash flow projections are in sync as applicable with the Company's strategy and assumptions. Future projections are heavily correlated with the current year results of operations. Future results of operations may vary due to economic and financial impacts. The long-term growth rates are developed by management based on industry data, management's knowledge of the industry and management's strategic plans, which was 3.0 percent in 2025, 2024, and 2023.

MDU Resources Group, Inc. Form 10-K 59

Index
Part II

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
Management continually assesses the likelihood of recovery in future rates of incurred costs and refunds to customers associated with regulatory assets and liabilities. Decisions made by the various regulatory agencies can directly impact the amount and timing of these items. Therefore, expected recovery or refund of these deferred items generally is based on specific ratemaking decisions or precedent for each item. If future recovery of costs is no longer probable, the Company would be required to include those costs in the statement of income or accumulated other comprehensive loss in the period in which it is no longer deemed probable. The Company believes that the accounting subject to rate regulation remains appropriate and its regulatory assets are probable of recovery in current rates or in future rate proceedings. At December 31, 2025 and 2024, the Company's regulatory assets were $476.8 million and $537.8 million, respectively, and regulatory liabilities were $620.9 million and $596.3 million, respectively. At December 31, 2025 and 2024, regulatory assets in recovery were $437.6 million and $478.5 million, respectively, and regulatory assets not in recovery were $39.2 million and $59.3 million, respectively.
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
The Company believes the estimates made for its pension and other postretirement benefits are reasonable based on the information that is known when the estimates are made. These estimates and assumptions are subject to a number of variables and are expected to change in the future. Estimates and assumptions will be affected by changes in the discount rate, the expected long-term return on plan assets and health care cost trend rates. A 50 basis point change in the assumed discount rate and the expected long-term return on plan assets would have had the following effects at December 31, 2025:

	Pension Benefits		Other Postretirement Benefits
	50 Basis Point Increase	50 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease
Discount rate	(In millions)
Projected benefit obligation as of December 31, 2025	$(10.2)	$11.0	$(1.5)	$1.6
Net periodic benefit cost (credit) for 2026	$.1	$(.1)	$—	$—
Expected long-term return on plan assets
Net periodic benefit cost (credit) for 2026	$(1.2)	$1.2	$(.4)	$.4

60 MDU Resources Group, Inc. Form 10-K

Index
Part II

A 100 basis point change in the assumed health care cost trend rates would have had the following effects at December 31, 2025:

	100 Basis Point Increase	100 Basis Point Decrease
	(In millions)
Service and interest cost components for 2026	$—	$—
Postretirement benefit obligation as of December 31, 2025	$0.3	$(0.3)
The Company plans to continue to use its current methodologies to determine plan costs. For more information on the assumptions used in determining plan costs, see Item 8 - Note 15.
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

MDU Resources Group, Inc. Form 10-K 61

Index
Part II

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk
The Company uses fixed and variable rate long-term debt to partially finance operations and capital expenditures which exposes the Company to market risk related to changes in interest rates. Higher interest rates have resulted in and will likely continue to result in higher borrowing costs on new debt and existing variable interest rate debt.
As of December 31, 2025, approximately 12.2 percent of the outstanding debt recorded on the balance sheet consisted of variable interest rate facilities (which uses SOFR as the benchmark rate). Based on balances outstanding for these borrowings as of December 31, 2025, an increase of 1 percent in the interest rate on the Company's outstanding variable interest rate facilities would result in an estimated $3.3 million pre-tax annual increase in interest expense over the next twelve months. For additional information on the Company's long-term debt, see Item 8 - Notes 8 and 9. At December 31, 2025 and 2024, the Company had no outstanding interest rate hedges.
The following table shows the amount of long-term debt, which excludes unamortized debt issuance costs and discount, and related weighted average interest rates, both by expected maturity dates, as of December 31, 2025.

	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
	(Dollars in millions)
Long-term debt:
Fixed rate	$144.7	$274.7	$79.7	$74.7	$146.7	$1,635.7	$2,356.2	$2,064.5
Weighted average interest rate	5.7%	4.9%	4.4%	4.5%	4.9%	4.7%	4.8%
Variable rate	$—	$—	$—	$—	$328.7	$—	$328.7	$328.7
Weighted average interest rate	—%	—%	—%	—%	4.7%	—%	4.7%
Commodity price risk
The Company enters into commodity price derivative contracts to minimize the price volatility associated with natural gas costs for its customers at its natural gas distribution segment. At December 31, 2025 and 2024, these contracts were not material. For more information on the Company's derivatives, see Item 8 - Note 2.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), management concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2025, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

/s/ Nicole A. Kivisto	/s/ Jason L. Vollmer

Nicole A. Kivisto	Jason L. Vollmer
President and Chief Executive Officer	Chief Financial Officer

MDU Resources Group, Inc. Form 10-K 63

Index
Part II

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of MDU Resources Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MDU Resources Group, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and December 31, 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Regulatory Matters—Impact of Rate Regulation on the Financial Statements—Refer to Notes 2 and 6 to the financial statements
Critical Audit Matter Description
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

64 MDU Resources Group, Inc. Form 10-K

Index
Part II

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
February 20, 2026

We have served as the Company's auditor since 2002.

MDU Resources Group, Inc. Form 10-K 65

Index
Part II

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of MDU Resources Group, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of MDU Resources Group, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 20, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 20, 2026

66 MDU Resources Group, Inc. Form 10-K

Index
Part II

Consolidated Statements of Income

Years ended December 31,	2025	2024	2023
	(In thousands, except per share amounts)
Operating revenues	$1,875,066	$1,757,978	$1,803,352
Operating expenses:
Purchased natural gas sold	671,466	630,403	742,965
Electric fuel and purchased power	158,995	141,148	134,779
Operation and maintenance	433,023	414,491	407,081
Depreciation and amortization	206,708	200,078	190,450
Taxes, other than income	114,497	106,216	103,133
Total operating expenses	1,584,689	1,492,336	1,578,408
Operating income	290,377	265,642	224,944
Realized gain on tax-free exchange of the retained shares in Knife River	—	—	186,556
Other income	28,349	41,367	33,454
Interest expense	107,749	108,347	104,624
Income before income taxes	210,977	198,662	340,330
Income taxes	19,570	17,589	10,213
Income from continuing operations	191,407	181,073	330,117
Discontinued operations, net of tax	(1,012)	100,035	84,590
Net income	$190,395	$281,108	$414,707
Earnings per share - basic:
Income from continuing operations	$.94	$.89	$1.62
Discontinued operations, net of tax	(.01)	.49	.42
Earnings per share - basic	$.93	$1.38	$2.04
Earnings per share - diluted:
Income from continuing operations	$.93	$.88	$1.62
Discontinued operations, net of tax	—	.49	.41
Earnings per share - diluted	$.93	$1.37	$2.03
Weighted average common shares outstanding - basic	204,291	203,867	203,640
Weighted average common shares outstanding - diluted	205,300	204,653	203,938
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc. Form 10-K 67

Index
Part II

Consolidated Statements of Comprehensive Income

Years ended December 31,	2025	2024	2023
	(In thousands)
Net income	$190,395	$281,108	$414,707
Other comprehensive income (loss):
Reclassification adjustment for loss on derivative instruments included in net income, net of tax of $0, $0 and $15 in 2025, 2024 and 2023, respectively	—	—	81
Postretirement liability adjustment:
Postretirement liability (losses) gains arising during the period, net of tax of $(202), $360 and $(201) in 2025, 2024 and 2023, respectively	(397)	1,049	(646)
Amortization of postretirement liability losses included in net periodic benefit credit, net of tax of $168, $145 and $78 in 2025, 2024 and 2023, respectively	355	432	242
Postretirement liability adjustment	(42)	1,481	(404)
Net unrealized gain on available-for-sale investments:
Net unrealized gain on available-for-sale investments arising during the period, net of tax of $29, $23 and $46 in 2025, 2024 and 2023, respectively	110	85	173
Reclassification adjustment for loss on available-for-sale investments included in net income, net of tax of $4, $5 and $11 in 2025, 2024 and 2023, respectively	15	20	43
Net unrealized gain on available-for-sale investments	125	105	216
Other comprehensive income (loss)	83	1,586	(107)
Comprehensive income attributable to common stockholders	$190,478	$282,694	$414,600
The accompanying notes are an integral part of these consolidated financial statements.

68 MDU Resources Group, Inc. Form 10-K

Index
Part II

Consolidated Balance Sheets

December 31,	2025	2024
Assets	(In thousands, except shares and per share amounts)
Current assets:
Cash, cash equivalents and restricted cash	$28,212	$66,904
Receivables, net	258,631	274,303
Current regulatory assets	179,579	215,436
Inventories	39,052	44,940
Current environmental allowances	26,194	23,304
Prepayments and other current assets	40,768	41,372
Total current assets	572,436	666,259
Noncurrent assets:
Property, plant and equipment	8,264,972	7,554,063
Less accumulated depreciation and amortization	2,304,787	2,209,771
Net property, plant and equipment	5,960,185	5,344,292
Goodwill	345,736	345,736
Regulatory assets	297,218	322,350
Investments	121,177	115,459
Environmental allowances	112,376	66,170
Other	213,078	178,552
Total noncurrent assets	7,049,770	6,372,559
Total assets	$7,622,206	$7,038,818
Liabilities and Stockholders' Equity
Current liabilities:
Long-term debt due within one year	$144,700	$161,700
Accounts payable	148,970	150,070
Regulatory liabilities due within one year	148,584	137,167
Taxes payable	44,686	43,372
Dividends payable	28,614	26,511
Accrued compensation	34,666	35,264
Current environmental obligations	24,086	19,561
Other accrued liabilities	110,917	104,953
Total current liabilities	685,223	678,598
Noncurrent liabilities:
Long-term debt	2,532,155	2,130,910
Deferred income taxes	437,286	441,320
Regulatory liabilities	472,329	459,170
Asset retirement obligations	431,587	406,351
Environmental obligations	108,448	58,457
Other	182,261	173,438
Total noncurrent liabilities	4,164,066	3,669,646
Stockholders' equity:
Common stock Authorized - 500,000,000 shares, $1.00 par value Shares issued - 204,382,821 at December 31, 2025 and 203,934,578 at December 31, 2024	204,383	203,935
Other paid-in capital	1,476,355	1,473,738
Retained earnings	1,108,894	1,029,699
Accumulated other comprehensive loss	(16,715)	(16,798)
Total stockholders' equity	2,772,917	2,690,574
Total liabilities and stockholders' equity	$7,622,206	$7,038,818
The accompanying notes are an integral part of these consolidated financial statements.

MDU Resources Group, Inc. Form 10-K 69

Index
Part II

Consolidated Statements of Equity

Years ended December 31, 2025, 2024 and 2023
			Other Paid-in Capital	Retained Earnings	Accumu- lated Other Compre-hensive Loss
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount	Total
	(In thousands, except shares)
At December 31, 2022	204,162,814	$204,163	$1,466,037	$1,951,138	$(30,583)	(538,921)	$(3,626)	$3,587,129
Net income	—	—	—	414,707	—	—	—	414,707
Other comprehensive loss	—	—	—	—	(107)	—	—	(107)
Dividends declared on common stock	—	—	—	(142,033)	—	—	—	(142,033)
Employee stock-based compensation	—	—	6,781	—	—	—	—	6,781
Repurchase of common stock	—	—	—	—	—	(153,622)	(4,811)	(4,811)
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	—	—	(7,851)	—	—	153,622	4,811	(3,040)
Separation of Knife River	(538,921)	(539)	—	(970,119)	12,306	538,921	3,626	(954,726)
Issuance of common stock	65,197	65	1,268	—	—	—	—	1,333
At December 31, 2023	203,689,090	203,689	1,466,235	1,253,693	(18,384)	—	—	2,905,233
Net Income	—	—	—	281,108	—	—	—	281,108
Other comprehensive income	—	—	—	—	1,586	—	—	1,586
Dividends declared on common stock	—	—	—	(104,786)	—	—	—	(104,786)
Employee stock-based compensation	—	—	9,572	—	—	—	—	9,572
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	199,147	199	(2,822)	—	—	—	—	(2,623)
Separation of Everus	—	—	—	(400,316)	—	—	—	(400,316)
Issuance of common stock	46,341	47	753	—	—	—	—	800
At December 31, 2024	203,934,578	203,935	1,473,738	1,029,699	(16,798)	—	—	2,690,574
Net income	—	—	—	190,395	—	—	—	190,395
Other comprehensive income	—	—	—	—	83	—	—	83
Dividends declared on common stock	—	—	—	(111,200)	—	—	—	(111,200)
Employee stock-based compensation	—	—	6,556	—	—	—	—	6,556
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	396,592	396	(4,872)	—	—	—	—	(4,476)
Issuance of common stock	51,651	52	933	—	—	—	—	985
At December 31, 2025	204,382,821	$204,383	$1,476,355	$1,108,894	$(16,715)	—	$—	$2,772,917
The accompanying notes are an integral part of these consolidated financial statements.

70 MDU Resources Group, Inc. Form 10-K

Index
Part II

Consolidated Statements of Cash Flows

Years ended December 31,	2025	2024	2023
	(In thousands)
Operating activities:
Net income	$190,395	$281,108	$414,707
Less: (loss) income from discontinued operations, net of tax	(1,012)	100,035	84,590
Income from continuing operations	191,407	181,073	330,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	206,708	200,078	190,450
Deferred income taxes	(8,923)	(16,078)	(1,309)
Provision for credit losses	6,920	6,558	7,422
Amortization of debt issuance costs	1,259	1,828	1,013
Employee stock-based compensation costs	6,556	8,423	5,505
Pension and postretirement benefit plan net periodic benefit credit	(1,069)	(3,837)	(5,380)
Unrealized (gains) on investments	(6,575)	(5,942)	(7,431)
Losses (gains) on sales of assets	25	(857)	(347)
Gain on tax-free exchange of the retained shares in Knife River	—	—	(186,556)
Changes in current assets and liabilities, net of acquisitions:
Receivables	8,353	(30,310)	79,111
Inventories	4,342	246	(21,729)
Other current assets	54,459	80,977	(48,492)
Accounts payable	(9,618)	(443)	(87,209)
Other current liabilities	24,446	(5,252)	73,365
Pension and postretirement benefit plan contributions	(3,079)	(3,000)	(7,643)
Other noncurrent changes	(1,121)	(1,651)	(15,554)
Net cash provided by continuing operations	474,090	411,813	305,333
Net cash (used in) provided by discontinued operations	(725)	90,505	27,294
Net cash provided by operating activities	473,365	502,318	332,627
Investing activities:
Capital expenditures	(770,394)	(522,824)	(484,136)
Net proceeds from sale or disposition of property	—	691	260
Cost of removal, net of salvage value	(11,283)	(5,539)	1,170
Investments	(4,182)	(5,155)	(2,423)
Proceeds from investment excess cash and cost basis withdrawal	5,000	9,000	20,000
Net cash used in continuing operations	(780,859)	(523,827)	(465,129)
Net cash used in discontinued operations	—	(28,858)	(75,662)
Net cash used in investing activities	(780,859)	(552,685)	(540,791)
Financing activities:
Issuance of short-term borrowings	—	—	810,000
Repayment of short-term borrowings	—	(95,000)	(433,901)
Issuance of long-term debt	565,350	308,600	594,700
Repayment of long-term debt	(179,466)	(182,135)	(568,883)
Debt issuance costs	(4,283)	(2,456)	(2,521)
Costs of issuance of common stock	(79)	(50)	—
Dividends paid	(108,244)	(102,939)	(161,316)
Repurchase of common stock	—	—	(4,811)
Tax withholding on stock-based compensation	(4,476)	(2,623)	(3,040)
Net cash provided by (used in) continuing operations	268,802	(76,603)	230,228
Net cash provided by (used in) discontinued operations	—	116,899	(25,606)
Net cash provided by financing activities	268,802	40,296	204,622
Decrease in cash, cash equivalents and restricted cash	(38,692)	(10,071)	(3,542)
Cash, cash equivalents and restricted cash - beginning of year	66,904	76,975	80,517
Cash, cash equivalents and restricted cash - end of year *	$28,212	$66,904	$76,975

MDU Resources Group, Inc. Form 10-K 71

Index
Part II

Supplemental cash flow information:
Cash expenditures during the year for:
Interest, net**	$99,210	$108,242	$112,839
Income taxes paid, net***	$30,838	$43,572	$12,162
Noncash investing and financing transactions:
Property, plant and equipment additions in accounts payable	$45,338	$36,820	$46,364
Right-of-use assets obtained in exchange for new operating lease liabilities	$14,905	$1,787	$2,265
Debt for equity exchange of retained shares in Knife River	$—	$—	$293,239
*    Includes cash of discontinued operations of $16.5 million for the year ended December 31, 2023.
**    AFUDC - borrowed was $7.4 million, $11.0 million and $10.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
***    Income taxes paid, including discontinued operations, were $30.8 million, $80.9 million and $62.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

72 MDU Resources Group, Inc. Form 10-K

Index
Part II

Notes to Consolidated Financial Statements
Note 1 - Basis of Presentation
The consolidated financial statements of the Company include the accounts of the following businesses: electric, natural gas distribution, pipeline and other. For further descriptions of the Company's businesses, see Note 14.
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
Management has also evaluated the impact of events occurring after December 31, 2025, up to the date of issuance of these consolidated financial statements on February 20, 2026, that would require recognition or disclosure in the financial statements.
Principles of consolidation
The consolidated financial statements were prepared in accordance with GAAP and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation, except for certain transactions related to regulated operations in accordance with GAAP. For more information on intercompany revenues, see Note 14.
The statements also include the Company's ownership interests in the assets, liabilities and expenses of jointly owned electric transmission and generating facilities. See Note 16 for additional information.

MDU Resources Group, Inc. Form 10-K 73

Index
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
Note 2 - Significant Accounting Policies
New accounting standards
The following table provides a brief description of the accounting pronouncements applicable to the Company and the potential impact on its financial statements and/or disclosures:

Standard	Description	Effective date	Impact on financial statements/disclosures
Recently adopted accounting standards
ASU 2023-09 Income Taxes - Improvements to Income Tax Disclosures an Amendment, December 2023	In December 2023, the FASB issued guidance to address investors requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information and effectiveness of income tax disclosures.	December 31, 2025	The Company has adopted the guidance prospectively and disclosures have been updated to ensure compliance with the new guidance. See Note 13.
ASU 2024-01 Compensation - Stock Compensation	In March 2024, the FASB issued Improvements to GAAP through an example to demonstrate application of the scope of paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted in Compensation - Stock Compensation.	December 31, 2025	The Company has evaluated and did not have a material impact from the scope clarification in the new guidance. See Note 12 for additional information on Stock Compensation.
Recently issued accounting standards not yet adopted
ASU 2024-03 Disaggregation of Income Statement Expenses	In November 2024, the FASB issued guidance to improve the disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general, and administrative; and research and development).	Effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027.	The Company is currently evaluating the impact the guidance will have on its disclosures for the year ended December 31, 2027.
ASU 2025-05 Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued guidance on applying a practical expedient when estimating expected credit losses on current accounts receivable and/or current contract assets arising from transactions under ASC Topic 606 - Revenue from Contracts with Customers.
		Effective for annual reporting periods beginning after December 15, 2025.	The Company is currently evaluating the impact the guidance will have on its results of operations, financial position, cash flows, and disclosures for the year ended December 31, 2026.
ASU 2025-06 Targeted Improvements to the Accounting of Internal-Use Software	In September 2025, the FASB issued guidance on accounting for capitalization of development costs for internal-use software under ASC Subtopic 350-40 and the transition approaches to use.	Effective for annual reporting periods beginning after December 15, 2027.	The Company is currently evaluating the impact the guidance will have on its results of operations, financial position, cash flows, and disclosures for the year ended December 31, 2028.
ASU 2025-10 Accounting for Government Grants Received By Business Entities
In December 2025, the FASB issued guidance on accounting for government grants received by business entities that are related to an asset (purchase, construction, or acquisition of a long-lived asset or inventory) or income (reimbursements to a business entity for operating expenses).
		Effective for annual reporting periods beginning after December 15, 2028.	The Company is currently evaluating the impact the guidance will have on its results of operations, financial position, cash flows, and disclosures for the year ended December 31, 2029.
Cash, cash equivalents and restricted cash
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash represents deposits held by the Company’s captive insurance company that is required by state insurance regulations to remain in the captive insurance company. The Company had restricted cash of $15.5 million and $16.7 million at December 31, 2025 and 2024, respectively.

74 MDU Resources Group, Inc. Form 10-K

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
Receivables and allowance for expected credit losses
Receivables consist primarily of trade receivables from the sale of goods and services net of expected credit losses. The Company's trade receivables are all due in 12 months or less. The total balance of receivables past due 90 days or more was $3.6 million at both December 31, 2025 and 2024.

MDU Resources Group, Inc. Form 10-K 75

Index
Part II

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
Details of the Company's expected credit losses were as follows:

	Electric	Natural gas distribution	Pipeline	Total
	(In thousands)
At December 31, 2022	$375	$1,615	$2	$1,992
Current expected credit loss provision	1,645	5,777	—	7,422
Less write-offs charged against the allowance	1,994	7,355	2	9,351
Credit loss recoveries collected	388	1,152	—	1,540
At December 31, 2023	414	1,189	—	1,603
Current expected credit loss provision	1,891	4,667	—	6,558
Less write-offs charged against the allowance	2,218	5,709	—	7,927
Credit loss recoveries collected	386	1,219	—	1,605
At December 31, 2024	473	1,366	—	1,839
Current expected credit loss provision	2,197	4,723	—	6,920
Less write-offs charged against the allowance	2,559	5,782	—	8,341
Credit loss recoveries collected	395	1,136	—	1,531
At December 31, 2025	$506	$1,443	$—	$1,949
Receivables also consist of accrued unbilled revenue representing revenues recognized in excess of amounts billed. Accrued unbilled revenue within the electric and natural gas distribution segments was $128.1 million and $143.2 million at December 31, 2025 and 2024, respectively.
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

	2025	2024
	(In thousands)
Natural gas in storage (current)	$34,333	$40,073
Fuel stock	4,719	4,867
Total	$39,052	$44,940
The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in noncurrent assets - other and was $47.8 million and $48.5 million at December 31, 2025 and 2024, respectively.

76 MDU Resources Group, Inc. Form 10-K

Index
Part II

Property, plant and equipment
Additions to property, plant and equipment are recorded at cost. When regulated assets are retired or otherwise disposed of in the ordinary course of business, the original cost of the asset is charged to accumulated depreciation. With respect to the retirement or disposal of all other assets, the resulting gains or losses are recognized as a component of income.
The Company is permitted to capitalize AFUDC on regulated construction projects and to include such amounts in rate base when the related facilities are placed in service. In addition, the Company capitalizes interest, when applicable, on certain contracting services projects associated with its other operations. The amount of AFUDC for the years ended December 31 was as follows:

	2025	2024	2023
	(In thousands)
AFUDC - borrowed	$7,425	$10,964	$10,035
AFUDC - equity	$2,301	$2,251	$1,894
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
No impairment losses were recorded in 2025, 2024 or 2023. Unforeseen events and changes in circumstances could require the recognition of impairment losses at some future date.
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
The Company has determined that the reporting units for its goodwill impairment test are its operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available and for which segment management regularly reviews the operating results. As of December 31, 2025, the only operating segment with goodwill was the natural gas distribution segment. For more information on the Company's operating segments, see Note 14.

MDU Resources Group, Inc. Form 10-K 77

Index
Part II

Goodwill impairment, if any, is measured by comparing the fair value of each reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying value, the goodwill of the reporting unit is not impaired. If the carrying value of a reporting unit exceeds its fair value, the Company must record an impairment loss for the amount that the carrying value of the reporting unit, including goodwill, exceeds the fair value of the reporting unit. For the years ended December 31, 2025, 2024 and 2023, the carrying amount of goodwill at the natural gas distribution segment, was $345.7 million. There have been no impairment losses recorded.
Investments
The Company's investments include the cash surrender value of life insurance policies, insurance contracts, mortgage-backed securities and U.S. Treasury securities. The Company measures its investment in the insurance contracts at fair value with any unrealized gains and losses recorded on the Consolidated Statements of Income. The Company has not elected the fair value option for its mortgage-backed securities and U.S. Treasury securities and, as a result, the unrealized gains and losses on these investments are recorded in accumulated other comprehensive loss. For more information, see Notes 8 and 15.
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
The Company did not have any material commodity price derivative contracts at December 31, 2025 or 2024.
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

78 MDU Resources Group, Inc. Form 10-K

Index
Part II

Asset retirement obligations
The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for the recorded amount or incurs a regulatory asset or liability.
Stock-based compensation
The Company determines compensation expense for stock-based awards based on the estimated fair values at the grant date and recognizes the related compensation expense over the vesting period. The Company uses the straight-line amortization method to recognize compensation expense related to RSUs, which only has a service condition. This method recognizes stock compensation expense on a straight-line basis over the requisite service period for the entire award. The Company recognized compensation expense related to PSAs that vest based on performance metrics and service conditions on a straight-line basis over the service period. Inception-to-date expense was adjusted based upon the determination of the potential achievement of the performance target at each reporting date. The Company recognizes compensation expense related to PSAs with market-based performance metrics on a straight-line basis over the requisite service period. Outstanding PSAs were converted to RSUs in connection with the completed separation of Knife River through the spinoff.
The Company records the compensation expense for RSUs and PSAs using an estimated forfeiture rate. The estimated forfeiture rate is calculated based on an average of actual historical forfeitures. The Company also performs an analysis of any known factors at the time of the calculation to identify any necessary adjustments to the average historical forfeiture rate. At the time actual forfeitures become more than estimated forfeitures, the Company records compensation expense using actual forfeitures.
Earnings per share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the total of the weighted average number of shares of common stock outstanding during the year, plus the effect of nonvested PSAs and RSUs, as well as potentially issuable shares pursuant to FSAs using the treasury stock method.
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

	2025	2024	2023
	(In thousands, except per share amounts)
Weighted average common shares outstanding - basic	204,291	203,867	203,640
Effect of dilutive PSAs, RSUs, and FSAs	1,009	786	298
Weighted average common shares outstanding - diluted	205,300	204,653	203,938

Earnings per share - basic:
Income from continuing operations	$.94	$.89	$1.62
Discontinued operations, net of tax	(.01)	.49	.42
Earnings per share - basic	$0.93	$1.38	$2.04

Earnings per share - diluted:
Income from continuing operations	$.93	$.88	$1.62
Discontinued operations, net of tax	—	.49	.41
Earnings per share - diluted	$0.93	$1.37	$2.03

Shares excluded from the calculation of diluted earnings per share	—	—	—
Dividends declared per common share	$.5400	$.5100	$.6950

MDU Resources Group, Inc. Form 10-K 79

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
As a result of the separations, the historical results of operations are shown in discontinued operations, net of tax, except for allocated general corporate overhead costs of the Company, which did not meet the criteria for discontinued operations. The Company’s consolidated financial statements and accompanying notes for prior periods have been restated. For the comparative periods, Everus' operations are only reflected through October 2024 compared to the full year in 2023 and Knife River's operations are only reflected through May 2023.
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

80 MDU Resources Group, Inc. Form 10-K

Index
Part II

The Company provided to Knife River and Knife River provided to the Company transition services in accordance with the transition services agreement entered into on May 31, 2023. For the twelve months ended December 31, 2024 and 2023, the Company received $1.5 million and $2.9 million, respectively; and paid $159,000 and $823,000, respectively, for these related activities. All transition services were completed as of October 2024.
The Company provided and will provide to Everus and Everus provided and will provide to the Company transition services in accordance with the transition services agreement entered into on October 31, 2024. For the twelve months ended December 31, 2025 and 2024, the Company received $7.9 million, which include certain software costs and $727,000, respectively; and paid $49,000 and $47,000, respectively, for these related activities. The transition services are expected to be complete as of March 2026.
Separation related costs of $1.0 million, $41.7 million and $58.6 million net of tax, were incurred during the twelve months ended December 31, 2025, 2024 and 2023, respectively. Certain separation costs incurred are presented in discontinued operations, net of tax in the Consolidated Statements of Income. These charges primarily relate to transaction and third-party support costs, one-time business separation fees and related tax charges.
The Company had no assets or liabilities related to the discontinued operations of Everus on its balance sheet as of December 31, 2025 or 2024.
The reconciliation of the major classes of income and expense constituting pretax income from discontinued operations to the after-tax income from discontinued operations on the Consolidated Statements of Income were as follows:

	2025	2024	2023
	(In thousands)
Operating revenues	$2	$2,377,332	$3,589,251
Operating expenses	1,160	2,241,162	3,422,393
Operating (loss) income	(1,158)	136,170	166,858
Other income	—	12,446	10,599
Interest expense	—	7,118	47,229
(Loss) income from discontinued operations before income taxes	(1,158)	141,498	130,228
Income tax (benefit) expense	(146)	41,463	45,638
Discontinued operations, net of tax	$(1,012)	$100,035	$84,590
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

MDU Resources Group, Inc. Form 10-K 81

Index
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

Year ended December 31, 2025	Electric	Natural gas distribution	Pipeline	Other	Total
	(In thousands)
Residential utility sales	$137,673	$654,793	$—	$—	$792,466
Commercial utility sales	187,097	436,431	—	—	623,528
Industrial utility sales	38,066	44,183	—	—	82,249
Other utility sales	7,537	—	—	—	7,537
Natural gas transportation	—	66,978	191,542	—	258,520
Natural gas storage	—	—	23,270	—	23,270
Other	74,159	62,894	14,185	722	151,960
Intersegment eliminations	(553)	(345)	(74,992)	(722)	(76,612)
Revenues from contracts with customers	443,979	1,264,934	154,005	—	1,862,918
Other revenues	(6,202)	18,196	154	—	12,148
Total external operating revenues	$437,777	$1,283,130	$154,159	$—	$1,875,066

Year ended December 31, 2024	Electric	Natural gas distribution	Pipeline	Other	Total
	(In thousands)
Residential utility sales	$140,054	$646,049	$—	$—	$786,103
Commercial utility sales	171,760	399,087	—	—	570,847
Industrial utility sales	42,883	42,588	—	—	85,471
Other utility sales	7,910	—	—	—	7,910
Natural gas transportation	—	60,645	174,623	—	235,268
Natural gas storage	—	—	23,690	—	23,690
Other	59,288	40,703	13,139	195	113,325
Intersegment eliminations	(72)	(130)	(69,222)	(195)	(69,619)
Revenues from contracts with customers	421,823	1,188,942	142,230	—	1,752,995
Other revenues	(7,417)	12,033	367	—	4,983
Total external operating revenues	$414,406	$1,200,975	$142,597	$—	$1,757,978

Year ended December 31, 2023	Electric	Natural gas distribution	Pipeline	Other	Total
	(In thousands)
Residential utility sales	$136,274	$724,600	$—	$—	$860,874
Commercial utility sales	170,321	442,507	—	—	612,828
Industrial utility sales	43,063	45,205	—	—	88,268
Other utility sales	7,270	—	—	—	7,270
Natural gas transportation	—	52,465	145,297	—	197,762
Natural gas storage	—	—	18,254	—	18,254
Other	54,508	15,141	13,874	119	83,642
Intersegment eliminations	(138)	(301)	(62,533)	(119)	(63,091)
Revenues from contracts with customers	411,298	1,279,617	114,892	—	1,805,807
Other revenues	(10,261)	7,619	187	—	(2,455)
Total external operating revenues	$401,037	$1,287,236	$115,079	$—	$1,803,352

82 MDU Resources Group, Inc. Form 10-K

Index
Part II

Remaining performance obligations
The remaining performance obligations at the pipeline segment include firm transportation and storage contracts with fixed pricing and fixed volumes. The Company has applied the practical expedient that does not require additional disclosures for contracts with an original duration of less than 12 months to certain firm transportation and non-regulated contracts. The Company's firm transportation and storage contracts included in the remaining performance obligations have weighted average remaining durations of less than four years and one year, respectively.
At December 31, 2025, the Company expects to recognize revenue in future periods from remaining performance obligations, as follows:

12 months or less	Next 13-24 months	25 months or more	Total
(In Millions)
$86.8	$79.1	$365.6	$531.5
Note 5 - Property, Plant and Equipment
Property, plant and equipment at December 31 was as follows:

	2025	2024	Weighted Average Depreciable Life in Years
	(Dollars in thousands, where applicable)
Electric:
Generation	$1,329,301	$1,014,906	49
Distribution	585,328	546,121	45
Transmission	701,287	662,466	65
CWIP	62,415	81,316	0
Other	190,049	176,007	14
Natural gas distribution:
Distribution	3,202,171	2,955,435	54
Transmission	147,118	146,710	54
Storage	44,427	43,700	37
General	234,752	229,034	13
CWIP	82,858	74,207	0
Other	292,428	282,007	15
Pipeline:
Transmission	1,200,423	1,173,259	46
Storage	64,230	61,369	53
CWIP	47,044	29,629	0
Other	76,994	73,749	17
Other:
Land and other	4,147	4,148	NM
Less accumulated depreciation and amortization	2,304,787	2,209,771
Net property, plant and equipment	$5,960,185	$5,344,292
NM - not meaningful

MDU Resources Group, Inc. Form 10-K 83

Index
Part II

Note 6 - Regulatory Matters
Regulatory assets & liabilities
The following table summarizes the individual components of unamortized regulatory assets and liabilities as of December 31:

	Estimated Recovery or Refund Period	*	2025	2024
			(In thousands)
Regulatory assets:
Current:
Environmental compliance programs	Up to 1 year		$78,784	$76,964
Conservation programs	Up to 1 year		29,148	19,123
Natural gas costs recoverable through rate adjustments	Up to 1 year		22,897	91,091
Decoupling mechanisms	Up to 1 year		17,091	6,767
Cost recovery mechanisms	Up to 1 year		13,460	5,114
Electric fuel and purchased power deferral	Up to 1 year		6,902	9,662
Other	Up to 1 year		11,297	6,715
			179,579	215,436
Noncurrent:
Pension and postretirement benefits	**		135,222	142,064
Cost recovery mechanisms	Up to 23 years		63,328	76,542
Plant costs/asset retirement obligations	Over plant lives		48,352	47,042
Manufactured gas plant site remediation	-		28,411	27,964
Taxes recoverable from customers	Over plant lives		12,250	12,221
Covid-19 deferred costs	Up to 3 years		3,761	4,167
Long-term debt refinancing costs	Up to 37 years		1,799	2,011
Electric fuel and purchased power deferral	-		—	4,349
Other	Up to 13 years		4,095	5,990
			297,218	322,350
Total regulatory assets			$476,797	$537,786
Regulatory liabilities:
Current:
Environmental compliance	Up to 1 year		$89,306	$72,387
Natural gas costs refundable through rate adjustments	Up to 1 year		47,130	45,427
Margin sharing	Up to 1 year		3,946	4,156
Taxes refundable to customers	Up to 1 year		2,301	2,163
Provision for rate refund	Up to 1 year		1,780	3,677
Conservation programs	Up to 1 year		733	2,082
Cost recovery mechanisms	Up to 1 year		115	1,720
Other	Up to 1 year		3,273	5,555
			148,584	137,167
Noncurrent:
Plant removal and decommissioning costs	Over plant lives		224,313	217,603
Taxes refundable to customers	Over plant lives		176,665	185,402
Cost recovery mechanisms	Up to 16 years		41,323	30,354
Accumulated deferred investment tax credit	Over plant lives		22,663	18,788
Pension and postretirement benefits	**		4,776	4,862
Other	Up to 12 years		2,589	2,161
			472,329	459,170
Total regulatory liabilities			$620,913	$596,337
Net regulatory position			$(144,116)	$(58,551)
*Estimated recovery or refund period for amounts currently being recovered or refunded in rates to customers.
**    Recovered as expense is incurred or cash contributions are made.

84 MDU Resources Group, Inc. Form 10-K

Index
Part II

As of December 31, 2025 and 2024, approximately $174.3 million and $181.2 million, respectively, of regulatory assets were not earning a rate of return but are expected to be recovered from customers in future rates. These assets are largely comprised of the unfunded portion of pension and postretirement benefits, asset retirement obligations, certain pipeline integrity costs and the estimated future cost of manufactured gas plant site remediation.
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
Regulatory proceedings
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
The following table summarizes the Company's significant regulatory proceedings and cases by jurisdiction:

Segment	State	Filing Date	Annual Revenue Increase (%) *	Annual Revenue Increase (in millions) *	ROE	Status	Key Drivers and Additional Information
General Rate Cases Pending
Electric	Wyoming	June 30, 2025	18.6%	$5.8	9.7%	Settlement agreement filed January 23, 2026 Final rates requested to be effective April 1, 2026
•Increases in operation and maintenance expense
•Investments made since the last rate case
•Corresponding depreciation on those infrastructure investments
•Settlement includes a stipulation to withdraw the requested Reliability and Safety Rider

Electric	Montana	September 30, 2025	20.2%	$14.1	10.8%	Pending	•Investments, including Badger Wind Farm •Corresponding depreciation on those investments •Increased operation and maintenance expense
Natural Gas Distribution	Oregon	November 25, 2025	15.8%	$16.4	10.4%	Pending	•Rate base growth •Growth in operations and maintenance expense •Growth in depreciation expense associated with new investments in rate base

MDU Resources Group, Inc. Form 10-K 85

Index
Part II

Segment	State	Filing Date	Annual Revenue Increase (%) *	Annual Revenue Increase (in millions) *	ROE	Status	Key Drivers and Additional Information
General Rate Cases Finalized
Natural Gas Distribution	Washington	March 29, 2024	7.9% 2.6%	$29.8 $10.8	9.5%	Approved February 24, 2025 Final rates effective March 5, 2025 $3.7M revenue reduction effective June 1, 2025 Final rates effective March 1, 2026, subject to provisional plant review
•Multi-year rate case
•Infrastructure investments necessary to provide safe and reliable service
•Higher operating costs due to inflation
•$3.7M revenue reduction was driven by forecasted plant that was not placed in service by December 31, 2024

Natural Gas Distribution	Idaho	May 30, 2025	4.2%	$13.0	9.5%	Approved Final rates effective January 1, 2026	•Increased operating expenses •Costs associated with plant additions •Revenues necessary to produce a fair rate of return to enable continued safe and reliable service
Natural Gas Distribution	Montana	July 15, 2024	8.6%	$7.3	9.6%	Approved Interim rates of $7.7M effective February 1, 2025 Final rates effective November 1, 2025	•Investments in system upgrades pipeline replacement projects enhancing the reliability, safety and integrity of the natural gas system •Increased costs to operate and maintain that system
Natural Gas Distribution	Wyoming	October 31, 2024	11.7%	$2.1	9.65%	Approved Final rates effective August 1, 2025	•Investments in system upgrades and pipeline replacement projects enhancing the reliability, safety and integrity of the natural gas system •Increased costs to operate and maintain that system
*Annual revenue increase and percent increase for general rate cases pending and general rate cases finalized, reflects the final approved amount or the amount reflected in the most recent settlement agreement, if applicable.

Segment	State	Filing Date	Annual Revenue Increase (in millions)	Status	Key Drivers and Additional Information
Other Filings
Electric	North Dakota	July 15, 2025	$7.2	Approved Rates effective November 1, 2025	Transmission Cost Adjustment Rider •Allows recovery of transmission costs, including capital investments, and associated revenue
Natural Gas Distribution	Wyoming	August 15, 2025	N/A	Pending	System Safety and Integrity Rider •Would allow Montana-Dakota to recover costs and expenses associated with a pipeline replacement program
Electric	Montana	September 30, 2025	N/A	Pending	Systems Management Cost Adjustment Mechanism •Recovery of transmission and wildfire related costs
Electric	North Dakota	October 31, 2025	$25.3	Approved Rates effective February 1, 2026	Renewable Resource Cost Adjustment •Allows for annual adjustments for recent projected capital costs and related expenses for projects determined to be recoverable •Update includes Badger Wind Farm
Electric	South Dakota	October 31, 2025	$1.1	Pending	Infrastructure Rider •Allows annual adjustments for recent projected capital costs and related expenses for projects determined to be recoverable •Update includes Badger Wind Farm
Note 7 - Environmental Allowances and Obligations
The Company's natural gas distribution segment acquires environmental allowances as part of its requirement to comply with environmental regulations in certain states. Allowances are allocated by the respective states to the Company at no cost and additional allowances are required to be purchased as needed based on the requirements in the respective states. The segment records purchased and allocated environmental allowances at weighted average cost under the inventory method of accounting. Environmental allowances are included as Current environmental allowances and Environmental allowances in current and noncurrent assets on the Consolidated Balance Sheets.

86 MDU Resources Group, Inc. Form 10-K

Index
Part II

Environmental compliance obligations, which are based on GHG emissions, are measured at the carrying value of environmental allowances held plus the estimated value of additional allowances necessary to satisfy the compliance obligation. Environmental compliance obligations are included as Current environmental obligations and Environmental obligations in current and noncurrent liabilities on the Consolidated Balance Sheets.
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
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of insurance contracts, to satisfy its obligations under its unfunded, nonqualified defined benefit and defined contribution plans for executive officers and certain key management employees and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $67.4 million and $59.3 million at December 31, 2025 and 2024, respectively, are classified as Investments on the Consolidated Balance Sheets. The net unrealized gain on these investments for the year ended December 31, 2025, 2024, and 2023 was $6.6 million, $5.9 million, and $7.4 million, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in Other income on the Consolidated Statements of Income. In the second quarter of 2025 the Company withdrew $5.0 million of cash in excess of 125 percent of the full funding amount, which had no effect on the cost basis of the investments held. In the first quarter of 2024 the Company withdrew $9.0 million of its cost basis, which reduced Investments on the Consolidated Balance Sheets.
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

December 31, 2025	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,539	$28	$204	$8,363
U.S. Treasury securities	3,992	33	—	4,025
Total	$12,531	$61	$204	$12,388

December 31, 2024	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$7,933	$4	$383	$7,554
U.S. Treasury securities	3,945	80	1	4,024
Total	$11,878	$84	$384	$11,578

MDU Resources Group, Inc. Form 10-K 87

Index
Part II

The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at December 31, 2025, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2025
	(In thousands)
Assets:
Money market funds	$—	$9,839	$—	$9,839
Insurance contracts*	—	67,409	—	67,409
Available-for-sale securities:
Mortgage-backed securities	—	8,363	—	8,363
U.S. Treasury securities	—	4,025	—	4,025
Total assets measured at fair value	$—	$89,636	$—	$89,636
*The insurance contracts invest approximately 57 percent in fixed-income investments, 18 percent in common stock of large-cap companies, 10 percent in target date investments, 7 percent in common stock of mid-cap companies, 4 percent in common stock of small-cap companies, 3 percent in cash equivalents, and 1 percent in international investments.

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

88 MDU Resources Group, Inc. Form 10-K

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

	2025	2024
	(In thousands)
Carrying Amount	$2,676,855	$2,292,610
Fair Value	$2,385,170	$1,963,396
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
Certain debt instruments of the Company and its subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions. Intermountain was not in compliance with its minimum interest coverage ratio for the period ended September 30, 2025, which constituted an event of default under the terms of the Intermountain NPAs. In addition, the event of default under the terms of the Intermountain NPAs constituted a cross-default under the terms of certain NPAs of MDU Energy Capital and revolving credit agreements held by the Company and Intermountain. Subsequent to September 30, 2025, Intermountain and MDU Energy Capital obtained waivers for this non-compliance from the holders of a majority of their respective outstanding notes, and Intermountain and the Company obtained waivers from the lenders of the revolving credit agreements, which collectively cured the impact of any events of default. The Company and its subsidiaries were in compliance with applicable covenants at December 31, 2025. In the event the Company or its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
Credit facilities
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
The Company's borrowings under revolving credit agreements are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued borrowings. All of the credit agreements contain customary covenants and provisions, including covenants not to permit, as of the end of any fiscal quarter, the ratio of funded debt to total capitalization (determined on a consolidated basis) to be greater than 65 percent. Other covenants include restrictions on the sale of certain assets, limitations on indebtedness and the making of certain investments.
Montana-Dakota On December 11, 2025, Montana-Dakota amended and restated its revolving credit agreement to extend the maturity date from October 18, 2028 to December 11, 2030. This amendment sets forth the terms and conditions under which the syndicate of lenders would make loans to or for the benefit of Montana-Dakota. These terms and conditions outline the pricing level and applicable facility fee for borrowings or letters of credit under the agreement. Montana-Dakota's revolving credit agreement supports its commercial paper program.
Cascade On December 11, 2025, Cascade amended and restated its revolving credit agreement to extend the maturity date from June 20, 2029 to December 11, 2030. This amendment sets forth the terms and conditions under which the syndicate of lenders would make loans to or for the benefit of Cascade. These terms and conditions outline the pricing level and applicable facility fee for borrowings or letters of credit under the agreement. Any borrowings under the revolving credit agreement are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued borrowings.

MDU Resources Group, Inc. Form 10-K 89

Index
Part II

Intermountain On December 11, 2025, Intermountain amended and restated its revolving credit agreement to extend the maturity date from June 20, 2029 to December 11, 2030. This amendment sets forth the terms and conditions under which the syndicate of lenders would make loans to or for the benefit of Intermountain. These terms and conditions outline the pricing level, pricing level change date and applicable facility fee for borrowings or letters of credit under the agreement. Upon the pricing level change date, Intermountain is required under the agreement to deliver financial statements and officers compliance certificate to the assigned administrative agent. Any borrowings under the revolving credit agreement are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued borrowings.
MDU Resources Group, Inc. On December 11, 2025, the Company amended and restated its revolving credit agreement to extend the maturity date from May 31, 2028 to December 11, 2030. This amendment sets forth the terms and conditions under which the syndicate of lenders would make loans to or for the benefit of MDU Resources Group, Inc. These terms and conditions outline the pricing level and applicable facility fee for borrowings or letters of credit under the agreement. Any borrowings under the revolving credit agreement are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued borrowings.
The following table summarizes the outstanding revolving credit facilities of the Company and its subsidiaries:

Company	Debt-to-Total Capitalization Ratio	Provisions for Increased Borrowings, up to a maximum of:	Facility Limit	Amount Outstanding at December 31, 2025	Amount Outstanding at December 31, 2024	Letters of Credit at December 31, 2025	Expiration Date
		(In millions)
Montana-Dakota Utilities Co.	55%	$250.0	$200.0	$132.0	$81.4	$—	12/11/30
Cascade Natural Gas Corporation	50%	$225.0	$175.0	$96.5	$64.6	$2.2	12/11/30
Intermountain Gas Company	52%	$225.0	$175.0	$67.3	$105.1	$—	12/11/30
MDU Resources Group, Inc.	49%	$250.0	$200.0	$32.9	$—	$1.0	12/11/30
Long-term debt
Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at December 31, 2025	2025	2024
		(In thousands)
Senior notes due on dates ranging from July 15, 2026 to June 15, 2062	4.76%	$2,010,000	$1,947,000
Term loan agreements due on dates ranging from January 29, 2027 to April 1, 2039	4.68%	310,900	65,600
Credit agreements due on December 11, 2030	5.17%	196,700	169,700
Commercial paper supported by revolving credit agreement	4.00%	132,000	81,400
Medium-term notes due on dates ranging from September 15, 2027 to March 16, 2029	7.32%	35,000	35,000
Other notes due on November 30, 2038	6.00%	329	346
Less unamortized debt issuance costs		8,074	6,436
Total long-term debt		2,676,855	2,292,610
Less current maturities		144,700	161,700
Net long-term debt		$2,532,155	$2,130,910
Montana-Dakota On July 11, 2024, Montana-Dakota issued $125.0 million of senior notes under a NPA with maturity dates of July 11, 2039 and July 11, 2054, at a weighted average interest rate of 5.96 percent. The agreement contains customary covenants and provisions, including a covenant of Montana-Dakota not to permit, at any time, the ratio of total debt to capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments.

90 MDU Resources Group, Inc. Form 10-K

Index
Part II

On October 28, 2025, Montana-Dakota entered into a NPA to issue $250.0 million of senior notes, with maturity dates of October 28, 2035, October 28, 2040, and February 2, 2056, at a weighted average interest rate of 5.96 percent. On October 28, 2025, Montana-Dakota issued $150.0 million in senior notes under the NPA with the remaining $100.0 million issued on February 2, 2026. The agreement contains customary covenants and provisions, including a covenant of Montana-Dakota not to permit, at any time, the ratio of total debt to capitalization to be greater than 65 percent. Other covenants include a minimum interest coverage ratio and restrictions on the sale of certain assets.
On December 30, 2025, Montana-Dakota entered into a $250.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of January 29, 2027. On February 3, 2026, Montana-Dakota paid down $100.0 million of the outstanding balance under the term loan agreement. The agreement contains customary covenants and provisions, including a covenant of Montana-Dakota not to permit, at any time, the ratio of total debt to capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans, and investments.
Intermountain On July 15, 2025, Intermountain entered into a NPA to issue a total of $50.0 million of senior notes, with a maturity date of July 15, 2055, at an interest rate of 6.39 percent. On July 15, 2025, Intermountain issued $25.0 million in senior notes under the NPA with the remaining $25.0 million issued on November 14, 2025. This NPA is one of three distinct Intermountain NPAs that contain certain customary covenants, including a minimum interest coverage ratio.
WBI Energy Transmission On January 15, 2026, WBI Energy Transmission extended its $350.0 million uncommitted note purchase and private shelf agreement from December 22, 2025 to December 22, 2028, unless either party terminates such issuance right. WBI Energy Transmission had $235.0 million of notes outstanding at December 31, 2025, which reduced the remaining capacity under this uncommitted private shelf agreement to $115.0 million. The principal amount and interest rate of any series of shelf notes will be determined at the applicable time of issuance and purchase. On December 22, 2025, WBI Energy Transmission entered into a NPA to issue a total of $20.0 million of senior notes, with a maturity date of December 22, 2045, at an interest rate of 6.29 percent. This agreement contains customary covenants and provisions, including a covenant of WBI Energy Transmission not to permit, as of the end of any fiscal quarter, the ratio of total debt to total capitalization to be greater than 55 percent. Other covenants include a limitation on priority debt, restrictions on the sale of certain assets and the making of certain investments.
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
WBI Energy Transmission's ratio of total debt to total capitalization at December 31, 2025 was 39 percent.
Schedule of Debt Maturities Long-term debt maturities, which excludes unamortized debt issuance costs and discount, for the five years and thereafter following December 31, 2025, were as follows:

	2026	2027	2028	2029	2030	Thereafter
	(In thousands)
Long-term debt maturities	$144,700	$274,700	$79,700	$74,700	$475,400	$1,635,729
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

MDU Resources Group, Inc. Form 10-K 91

Index
Part II

A reconciliation of the Company's liability, which the current portion is included in other accrued liabilities on the Consolidated Balance Sheets, for the years ended December 31 was as follows:

	2025	2024
	(In thousands)
Balance at beginning of year	$406,647	$385,154
Liabilities incurred*	7,474	2,721
Liabilities settled	(2,867)	(5,271)
Accretion expense**	20,883	19,655
Revisions in estimates	(221)	4,388
Balance at end of year	$431,916	$406,647
*2025 includes $4.8 million for the future decommissioning of Badger Wind Farm.
**Includes $20.9 million and $19.6 million in 2025 and 2024, respectively, recorded to regulatory assets.

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
Note 11 - Equity
The Company depends on earnings and dividends from its subsidiaries to pay dividends on common stock. The Company has paid quarterly dividends for 88 consecutive years. For the years ended December 31, 2025, 2024 and 2023, dividends declared on common stock were $.5400, $.5100 and $.6950 per common share, respectively. Dividends on common stock are paid quarterly to the stockholders as of the record date. For the years ended December 31, 2025, 2024 and 2023, the dividends declared to common stockholders were $110.3 million, $103.9 million and $141.5 million, respectively.
The declaration and payment of dividends of the Company is at the sole discretion of the board of directors. In addition, the Company's subsidiaries are generally restricted to paying dividends out of capital accounts or net assets. The following discusses the most restrictive limitations.
Certain credit agreements and regulatory limitations of the Company's subsidiaries also contain restrictions on dividend payments. The most restrictive limitation requires the Company's subsidiaries not to permit the ratio of funded debt to capitalization to be greater than 65 percent. Based on this limitation, approximately $1.5 billion of the net assets of the Company's subsidiaries, which represents common stockholders' equity including retained earnings, would be restricted from use for dividend payments at December 31, 2025.
The Company may sell any combination of common stock and debt securities if warranted by market conditions and the Company's capital requirements. Any public offer and sale of such securities will be made only by means of a prospectus meeting the requirements of the Securities Act and the rules and regulations thereunder.
At-the-Market Offering Program On August 7, 2025, the Company entered into an EDA pursuant to which it may issue, offer, and sell, from time to time, up to an aggregate gross sales price of $400.0 million of shares of its common stock through an ATM offering program, which includes the ability to enter into FSAs. Since the establishment of the ATM offering program, the Company did not issue common stock pursuant to the EDA nor enter into any FSAs related to the EDA.
Equity Forward Sale Agreements On December 5, 2025, the Company completed a follow-on public offering of 10,152,284 shares of the Company's common stock at a public offering price of $19.70 per share. In addition, on December 23, 2025, the underwriters exercised their option to purchase 1,522,842 additional shares of common stock. Pursuant to the FSAs entered into in connection with the offering, the Company has discretion to settle the FSAs on one or more settlement dates prior to December 6, 2027, subject to certain price adjustments as set forth in the FSAs as well as adjustments for transaction and other associated fees. The FSAs will be physically settled with shares of common stock issued by the Company, unless the Company elects to settle the FSAs in net cash or net shares, subject to certain conditions. If the Company elects to physically settle the FSAs, the Company will physically issue shares of common stock to the banking counterparties at the then-applicable forward sale price and receive proceeds at that time.

92 MDU Resources Group, Inc. Form 10-K

Index
Part II

At December 31, 2025, the Company could have settled all of its outstanding FSAs with physical delivery of 11,675,126 shares of common stock to the banking counterparties in exchange for cash of approximately $221.1 million. If the FSAs had been net cash or net share settled at December 31, 2025, the Company estimates that the counterparties, in aggregate, would have been entitled to a net settlement of $6.8 million or 349,596 shares, respectively.
The forward price used to determine amounts due at settlement is calculated based on the public offering price, subject to transaction and other associated fees, adjusted by the overnight bank funding rate, less a spread, and less expected dividends on the Company's common stock during the period the FSAs are outstanding.
The FSAs are indexed to the Company's stock and meets the other requirements for equity classification. As a result of the equity classification, no gain or loss is recognized in earnings associated with the subsequent changes in fair value of the FSAs. Stockholders' equity equal to cash proceeds net of deferred issuance costs will be recorded upon settlement.
FSAs earnings per share dilution Prior to settlement, the potentially issuable shares pursuant to the FSAs will be reflected in the Company's diluted earnings per share calculation using the treasury stock method. Share dilution occurs when the average market price of the Company's stock during the reporting period is higher than the then-applicable forward sale price at the end of the reporting period. For more information on earnings per share, see Note 2.
The K-Plan provides participants the option to invest in the Company's common stock. For the years ended December 31, 2025, 2024 and 2023, the K-Plan purchased shares of common stock on the open market. At December 31, 2025, there were 2.4 million shares of common stock reserved for original issuance under the K-Plan.
The Company currently has 2.0 million shares of preferred stock authorized to be issued with a $100 par value. At December 31, 2025 and 2024, there were no shares outstanding.
Note 12 - Stock-Based Compensation
The Company has stock-based compensation plans under which it is currently authorized to grant RSUs and other stock awards. As of December 31, 2025, there were 1.7 million remaining shares available to grant under these plans. The Company either purchases shares on the open market or issues new shares of common stock to satisfy the vesting of stock-based awards.
Separations of Knife River and Everus
In connection with the completed separations of Knife River and Everus through spinoffs, the provisions of the existing compensation plans required adjustments to the number and terms of outstanding employee time-vested RSUs and PSAs to preserve the intrinsic value of the awards immediately prior to each separation. The outstanding awards will continue to vest over the original vesting period, which is generally three years from the grant date. The outstanding PSAs in place at the time of the Knife River spinoff were modified to no longer be subject to performance-based vesting conditions. The number of PSAs were first adjusted for performance. The combined performance factors were determined based on the performance of the Company as of December 31, 2022. Outstanding awards at the time of the spinoffs were converted into awards of the holder’s employer following each separation. The Company incurred $1.7 million of incremental compensation expense related to the conversion of the RSUs associated with the Everus spinoff, of which $536,000 and $854,000 were recognized in 2025 and 2024, respectively, and the remainder will be recognized in expense over the remaining service period of the applicable awards.
Total stock-based compensation expense (after tax) was $5.9 million, $7.1 million and $5.1 million in 2025, 2024 and 2023, respectively. The Company uses the straight-line amortization method to recognize compensation expense related to RSUs, which only has a service condition. The Company recognizes compensation expense related to PSAs with market-based and performance metrics on a straight-line basis over the requisite service period. As of December 31, 2025, total remaining unrecognized compensation expense related to stock-based compensation was approximately $8.7 million (before income taxes) which will be amortized over a weighted average period of 1.3 years.
Stock awards
Non-employee directors receive shares of common stock in addition to and in lieu of cash payment for directors' fees. There were 51,651 shares with a fair value of $1.1 million, 46,341 shares with a fair value of $850,000 and 50,717 shares with a fair value of $950,000 issued to non-employee directors during the years ended December 31, 2025, 2024 and 2023, respectively.

MDU Resources Group, Inc. Form 10-K 93

Index
Part II

Restricted stock units
In February 2025, 2024 and 2023, key employees were granted RSUs under the long-term performance-based incentive plan authorized by the Company's compensation committee. The compensation committee has the authority to select the recipients of awards, determine the type and size of awards, and establish certain terms and conditions of unit award grants. The shares vest over three years, contingent on continued employment. Compensation expense is recognized over the vesting period. Upon vesting, participants receive dividends that accumulate during the vesting period. As previously discussed, adjustments were made to the number of RSUs to preserve the intrinsic value of the awards in connection with the spinoffs of Knife River and Everus and outstanding PSAs in place at the time of the Knife River spinoff were converted to RSUs.
Target grants of RSUs outstanding at December 31, 2025, were as follows:

Grant Date	Performance Period	Target Grant of Shares
February 2024/ June 2024	2024-2026	648,885
February 2025	2025-2027	126,910
A summary of the status of the RSUs for the year ended December 31, 2025, was as follows:

	RSUs
	Number of Shares	Weighted Average Grant-Date Fair Value	*
Nonvested at beginning of period	1,240,517	$12.56
Granted	126,910	16.83
Forfeited	(49,399)	12.12
Non-vested	1,318,028
Vested shares	(542,233)	12.90
Nonvested at end of period	775,795	$12.89
* Weighted average grant-date fair values post-separation of Everus reflects incremental fair value related to modifying the awards and the Company's adjusted stock price due to the separation.
Performance share awards
In February 2025, key employees were granted PSAs under the long-term performance-based incentive plan authorized by the Company's compensation committee. The compensation committee has the authority to select the recipients of awards, determine the type and size of awards, and establish certain terms and conditions of award grants. Upon vesting, participants receive dividends that accumulate during the vesting period. Entitlement to performance shares is established by either the market condition or the performance metrics and service condition relative to the designated awards.
Target grants of PSAs outstanding at December 31, 2025, were as follows:

Grant Date	Performance Period	Target Grant of Shares
February 2025	2025-2027	296,128

94 MDU Resources Group, Inc. Form 10-K

Index
Part II

Under the market condition for these PSAs, participants could earn from zero to 200 percent of the apportioned target grant of shares based on the Company's total stockholder return relative to that of the selected peer group. Compensation expense is based on the grant-date fair value as determined by Monte Carlo simulation. The blended volatility term structure ranges are comprised of 50 percent historical volatility and 50 percent implied volatility. Risk-free interest rates were based on U.S. Treasury security rates in effect as of the grant date. Assumptions used for initial grants applicable to the market condition for certain PSAs issued in 2025 were:

2025
Weighted average grant-date fair value	$17.23
Blended volatility range	26.53% - 27.75%
Risk-free interest rate range	4.40% - 4.58%
Weighted average discounted dividends per share	$1.30
Under the performance condition for these PSAs, participants could earn from zero to 200 percent of the apportioned target grant of shares. The performance condition was based on the Company's cumulative earnings per share growth. The weighted average grant-date fair value per share for the PSAs applicable to this performance condition issued in 2025 was $16.83.
A summary of the status of the PSAs for the year ended December 31, 2025, was as follows:

	PSAs
	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at beginning of period	—	$—
Granted	296,128	17.03
Forfeited	—	—
Vested shares	—
Nonvested at end of period	296,128	$17.03
Note 13 - Income Taxes
The components of income before income taxes from continuing operations for each of the years ended December 31 were as follows:

	2025	2024	2023
	(In thousands)
United States	$210,977	$198,662	$340,330
Income before income taxes from continuing operations	$210,977	$198,662	$340,330
Income tax expense (benefit) from continuing operations for the years ended December 31 was as follows:

	2025	2024	2023
	(In thousands)
Current:
Federal	$25,971	$30,412	$8,271
State	2,522	3,255	3,251
	28,493	33,667	11,522
Deferred:
Income taxes:
Federal	(13,970)	(17,321)	(3,331)
State	1,171	(1,805)	(125)
Investment tax credit - net	3,876	3,048	2,147
	(8,923)	(16,078)	(1,309)
Total income tax expense	$19,570	$17,589	$10,213

MDU Resources Group, Inc. Form 10-K 95

Index
Part II

Components of deferred tax assets and deferred tax liabilities at December 31 were as follows:

	2025	2024
	(In thousands)
Deferred tax assets:
Environmental compliance	$49,750	$33,730
Pension and postretirement	23,443	25,508
Compensation-related	16,249	15,651
Customer advances	10,590	9,719
Cost recovery mechanisms	10,077	7,402
Legal and environmental contingencies	5,474	5,317
Other	17,989	20,386
Total deferred tax assets	133,572	117,713
Deferred tax liabilities:
Basis differences on property, plant and equipment	451,595	426,493
Pension and postretirement	47,931	48,355
Cost recovery mechanisms	18,109	19,245
Environmental compliance	17,173	17,260
Legal and environmental contingencies	6,399	6,300
Purchased gas adjustment	5,137	20,441
Other	23,695	19,931
Total deferred tax liabilities	570,039	558,025
Valuation allowance	819	1,008
Net deferred income tax liability	$437,286	$441,320
As of December 31, 2025 and 2024, the Company had various state income tax net operating loss carryforwards of $819,000 and $1.0 million, respectively, and state income tax credit carryforwards, excluding alternative minimum tax credit carryforwards, of $28.5 million and $31.6 million, respectively. The state income tax credit carryforwards are due to expire between 2027 and 2039. Changes in tax regulations or assumptions regarding current and future taxable income could require additional valuation allowances in the future.
The following table reconciles the change in the net deferred income tax liability from December 31, 2024, to December 31, 2025, to deferred income tax benefit:

2025
(In thousands)
Change in net deferred income tax liability from the preceding table	$(4,034)
Effects of rate-regulated accounting	(4,890)
Deferred taxes associated with other comprehensive income	1
Deferred income tax benefit for the period	$(8,923)

96 MDU Resources Group, Inc. Form 10-K

Index
Part II

Total income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The reasons for this difference were as follows:

Year ended December 31,	2025
	Amount	%

U.S. federal statutory tax rate	$44,305	21.0
State and local income taxes, net of federal income tax effect *	2,917	1.4
Tax credits
Federal renewable energy credit	(19,324)	(9.2)
Other	(1,938)	(0.9)
Nontaxable or nondeductible Items	(265)	(0.1)
Other
Effects of rate-regulated accounting	(5,169)	(2.5)
Other	(956)	(0.4)
Total income tax expense and effective tax rate	$19,570	9.3
* In 2025, state income taxes in Oregon and Montana made up the majority (greater than 50%) of the tax effect in this category.

Years ended December 31,	2024		2023
	Amount	%	Amount	%

Computed tax at federal statutory rate	$41,719	21.0	$71,469	21.0
Increases (reductions) resulting from:
State income taxes, net of federal income tax	4,047	2.0	3,605	1.1
State investment tax credit, net of federal income tax	2,400	1.2	1,545	0.5
Executive compensation	2,111	1.1	564	0.2
Federal renewable energy credit	(16,871)	(8.5)	(15,175)	(4.5)
Excess deferred income tax amortization	(8,121)	(4.1)	(8,383)	(2.5)
State tax rate change	(2,317)	(1.2)	(9)	—
Research and development tax credit	(1,465)	(0.7)	(1,985)	(0.6)
Nonqualified benefit plans	(1,142)	(0.6)	(1,313)	(0.4)
Tax-free debt for equity exchange	—	—	(38,967)	(11.4)
Other	(2,772)	(1.4)	(1,138)	(0.3)
Total income tax expense	$17,589	8.8	$10,213	3.1
The Company's effective tax rate for 2025 differs from the U.S. federal statutory rate of 21 percent due primarily to the impact of credits and deductions provided by law and the effects of rate-regulated accounting, primarily the amortizations of excess deferred income taxes and deferred investment tax credits.
Income taxes paid (net of refunds) for the year ended December 31, 2025, was $30.8 million, consisting of $27.7 million in federal income taxes and $3.1 million in state income taxes. Income taxes paid (net of refunds) in Montana of $1.8 million exceeded 5 percent of total income taxes paid (net of refunds).
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. The Company is no longer subject to U.S. federal, non-U.S., state or local income tax examinations by tax authorities for years ending prior to 2021.
Total reserves for uncertain tax positions were not material. The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in income tax expense.

MDU Resources Group, Inc. Form 10-K 97

Index
Part II

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
Discontinued operations includes the results of operations for Knife River and Everus and certain associated separation costs, including interest on certain debt facilities repaid in connection with the separations. For the comparative periods below, Everus' operations are only reflected through October 2024 compared to the full year in 2023 and Knife River's operations are only reflected through May 2023. Discontinued operations also includes the supporting activities of Fidelity other than certain general and administrative costs and interest expense as described above.

98 MDU Resources Group, Inc. Form 10-K

Index
Part II

The information below follows the same accounting policies as described in Note 2. Information on the Company's segments as of December 31 and for the years then ended was as follows:

Year ended December 31, 2025	Electric		Natural gas distribution		Pipeline	Other		Consolidated
	(In thousands)
Operating revenues:
External operating revenues	$437,777		$1,283,130		$154,159	$—		$1,875,066
Intersegment operating revenues	553		345		74,992	722		76,612
Operation and maintenance:
External operation and maintenance	110,731		240,911		81,619	(238)		433,023
Intersegment operation and maintenance	553		345		133	722		1,753
Purchased natural gas sold:
External purchased natural gas sold	—		671,466		—	—		671,466
Intersegment purchased natural gas sold	—		74,859		—	—		74,859
Electric fuel and purchased power	158,995		—		—	—		158,995
Depreciation and amortization	69,608		104,976		32,124	—		206,708
Taxes, other than income	18,805		81,467		14,225	—		114,497
Other income:
External other income	7,470		15,792		3,488	1,599		28,349
Intersegment other income	—		—		243	4,992		5,235
Interest expense:
External interest expense	31,790		59,587		11,679	4,693		107,749
Intersegment interest expense	—		—		4,992	243		5,235
Income tax expense (benefit)	(9,578)		9,604		19,932	(388)		19,570
Income (loss) from continuing operations	64,896		56,052		68,178	2,281		191,407
Discontinued operations, net of tax	—		—		—	(1,012)		(1,012)
Net income	$64,896		$56,052		$68,178	$1,269		$190,395
Capital expenditures (a)	$422,929		$298,553		$59,348	$—		$780,830
Assets	$2,367,067	(b)	$3,909,046	(b)	$1,196,959	$149,134	(c)	$7,622,206
Property, plant and equipment	$2,868,379	(b)	$4,003,754	(b)	$1,388,691	$4,148		$8,264,972
Accumulated depreciation and amortization	$734,674	(b)	$1,194,279	(b)	$373,020	$2,814		$2,304,787

(a)Capital expenditures include noncash transactions such as capital expenditure-related accounts payable and AFUDC totaling $(10.8) million.
(b)Includes allocations of common utility property for the Electric and Natural gas distribution segments.
(c)Other includes assets not directly assignable to a business (i.e. cash, cash equivalents and restricted cash, certain accounts receivable, certain investments and other miscellaneous current and deferred assets).

MDU Resources Group, Inc. Form 10-K 99

Index
Part II

Year ended December 31, 2024	Electric		Natural gas distribution		Pipeline	Other		Consolidated
	(In thousands)
Operating revenues:
External operating revenues	$414,406		$1,200,975		$142,597	$—		$1,757,978
Intersegment operating revenues	72		130		69,222	195		69,619
Operation and maintenance:
External operation and maintenance	94,897		231,087		75,456	13,051		414,491
Intersegment operation and maintenance	72		130		324	195		721
Purchased natural gas sold:
External purchased natural gas sold	—		630,403		—	—		630,403
Intersegment purchased natural gas sold	—		68,898		—	—		68,898
Electric fuel and purchased power	141,148		—		—	—		141,148
Depreciation and amortization	66,524		101,958		29,362	2,234		200,078
Taxes, other than income	17,605		76,042		12,175	394		106,216
Other income:
External other income	8,205		25,509		5,850	1,803		41,367
Intersegment other income	—		—		655	14,798		15,453
Interest expense:
External interest expense	30,058		63,185		10,862	4,242		108,347
Intersegment interest expense	—		—		4,633	10,820		15,453
Income tax expense (benefit)	(2,414)		7,974		17,470	(5,441)		17,589
Income from continuing operations	74,793		46,937		68,042	(8,699)		181,073
Discontinued operations, net of tax	—		—		—	100,035		100,035
Net income	$74,793		$46,937		$68,042	$91,336		$281,108
Capital expenditures (a)	$110,812		$286,152		$126,806	$1,728		$525,498
Assets	$1,976,912	(b)	$3,730,532	(b)	$1,151,317	$180,057	(c)	$7,038,818
Property, plant and equipment	$2,480,816	(b)	$3,731,093	(b)	$1,338,006	$4,148		$7,554,063
Accumulated depreciation and amortization	$716,736	(b)	$1,139,223	(b)	$351,045	$2,767		$2,209,771

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

100 MDU Resources Group, Inc. Form 10-K

Index
Part II

Year ended December 31, 2023	Electric		Natural gas distribution		Pipeline	Other		Consolidated
	(In thousands)
Operating revenues:
External operating revenues	$401,037		$1,287,236		$115,079	$—		$1,803,352
Intersegment operating revenues	138		301		62,533	119		63,091
Operation and maintenance:
External operation and maintenance	92,521		219,481		70,386	24,693		407,081
Intersegment operation and maintenance	138		301		431	119		989
Purchased natural gas sold:
External purchased natural gas sold	—		742,965		—	—		742,965
Intersegment purchased natural gas sold	—		62,102		—	—		62,102
Electric fuel and purchased power	134,779		—		—	—		134,779
Depreciation and amortization	64,253		95,300		26,811	4,086		190,450
Taxes, other than income	16,695		75,207		10,822	409		103,133
Realized gain on tax-free exchange of the retained shares in Knife River	—		—		—	186,556		186,556
Other income:
External other income	5,815		20,867		3,675	3,097		33,454
Intersegment other income	—		—		217	13,431		13,648
Interest expense:
External interest expense	28,064		57,601		9,428	9,531		104,624
Intersegment interest expense	—		—		3,842	9,806		13,648
Income tax expense (benefit)	(1,019)		6,927		12,409	(8,104)		10,213
Income (loss) from continuing operations	71,559		48,520		47,375	162,663		330,117
Discontinued operations, net of tax	—		—		(457)	85,047		84,590
Net income	$71,559		$48,520		$46,918	$247,710		$414,707
Capital expenditures (a)	$109,805		$274,836		$115,903	$(2,825)		$497,719
Assets	$1,955,644	(b)	$3,532,142	(b)	$1,045,704	$1,299,669	(c)	$7,833,159
Property, plant and equipment	$2,369,039	(b)	$3,462,187	(b)	$1,218,387	$31,654		$7,081,267
Accumulated depreciation and amortization	$660,438	(b)	$1,068,037	(b)	$328,010	$19,890		$2,076,375

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

A reconciliation of reportable segment operating revenues and assets to consolidated operating revenues and assets is as follows:

	2025	2024	2023
		(In thousands)
Operating revenues reconciliation:
Total reportable segment operating revenues	$1,950,956	$1,827,402	$1,866,324
Other revenue	722	195	119
Elimination of intersegment operating revenues	(76,612)	(69,619)	(63,091)
Total consolidated operating revenues	$1,875,066	$1,757,978	$1,803,352
Asset reconciliation:
Total reportable segment assets	$7,507,105	$6,892,959	$6,564,962
Other assets	310,165	525,258	1,847,432
Elimination of intersegment receivables	(195,064)	(379,399)	(579,235)
Total consolidated assets	$7,622,206	$7,038,818	$7,833,159

MDU Resources Group, Inc. Form 10-K 101

Index
Part II

Note 15 - Employee Benefit Plans
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
Changes in benefit obligation and plan assets and amounts recognized in the Consolidated Balance Sheets at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
Change in benefit obligation:	(In thousands)
Benefit obligation at beginning of year	$255,350	$275,586	$35,675	$39,590
Service cost	—	—	397	505
Interest cost	13,212	12,799	1,847	1,837
Plan participants' contributions	—	—	384	412
Actuarial loss (gain)	3,080	(11,040)	(355)	(3,420)
Benefits paid	(21,516)	(21,995)	(2,924)	(3,249)
Benefit obligation at end of year	250,126	255,350	35,024	35,675
Change in net plan assets:
Fair value of plan assets at beginning of year	230,626	248,558	78,765	79,234
Actual return on plan assets	19,197	1,152	7,118	2,297
Employer contribution	3,365	2,911	66	71
Plan participants' contributions	—	—	384	412
Benefits paid	(21,516)	(21,995)	(2,924)	(3,249)
Fair value of net plan assets at end of year	231,672	230,626	83,409	78,765
Funded status - (under) over	$(18,454)	$(24,724)	$48,385	$43,090
Amounts recognized in the Consolidated Balance Sheets at December 31:
Noncurrent assets - other	$203	$—	$48,385	$43,090
Noncurrent liabilities - other	18,657	24,724	—	—
Benefit obligation (liabilities) assets - net amount recognized	$(18,454)	$(24,724)	$48,385	$43,090
Amounts recognized in accumulated other comprehensive loss:
Actuarial loss (gain)	$12,814	$13,228	$(800)	$(809)
Prior service credit	—	—	(13)	(37)
Total	$12,814	$13,228	$(813)	$(846)
Amounts recognized in regulatory assets or liabilities:
Actuarial loss (gain)	$134,065	$139,962	$(3,472)	$(1,478)
Prior service credit	—	—	(169)	(1,303)
Total	$134,065	$139,962	$(3,641)	$(2,781)

102 MDU Resources Group, Inc. Form 10-K

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
In 2025, the actuarial loss recognized in the benefit obligation was primarily the result of a decrease in the discount rate. In 2024, the actuarial gain recognized in the benefit obligation was primarily the result of an increase in the discount rate. For more information on the discount rates, see the table below. Unrecognized pension actuarial gains and losses in excess of 10 percent of the greater of the projected benefit obligation or the market-related value of assets are amortized over the average life expectancy of plan participants for frozen plans. The market-related value of assets is determined using a five-year average of assets.
All but one of the pension plans have accumulated benefit obligations in excess of plan assets. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for these plans at December 31 were as follows:

	2025	2024
	(In thousands)
Projected benefit obligation	$250,126	$255,350
Accumulated benefit obligation	$250,126	$255,350
Fair value of plan assets	$231,672	$230,626
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

	Pension Benefits			Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Components of net periodic benefit cost (credit):	(In thousands)
Service cost	$—	$—	$—	$397	$505	$534
Interest cost	13,212	12,799	13,521	1,847	1,837	1,956
Expected return on assets	(14,581)	(16,113)	(17,194)	(5,168)	(5,315)	(5,361)
Amortization of prior service credit	—	—	—	(1,158)	(1,318)	(1,318)
Recognized net actuarial loss (gain)	4,774	4,149	3,093	(320)	(288)	(504)
Net periodic benefit cost (credit), including amount capitalized	3,405	835	(580)	(4,402)	(4,579)	(4,693)
Less amount capitalized	—	—	—	—	—	107
Net periodic benefit cost (credit)	3,405	835	(580)	(4,402)	(4,579)	(4,800)
Other changes in plan assets and benefit obligations recognized in accumulated comprehensive loss:
Net (gain) loss	(14)	401	187	(119)	71	(604)
Amortization of actuarial (loss) gain	(400)	(359)	(292)	82	130	108
Amortization of prior service credit	—	—	—	49	45	78
Total recognized in accumulated other comprehensive loss	(414)	42	(105)	12	246	(418)
Other changes in plan assets and benefit obligations recognized in regulatory assets or liabilities:
Net (gain) loss	(1,523)	3,520	1,826	(2,186)	(472)	(107)
Amortization of actuarial (loss) gain	(4,374)	(3,790)	(2,801)	238	158	304
Amortization of prior service credit	—	—	—	1,109	1,273	1,273
Total recognized in regulatory assets or liabilities	(5,897)	(270)	(975)	(839)	959	1,470
Total recognized in net periodic benefit credit, accumulated other comprehensive loss and regulatory assets or liabilities	$(2,906)	$607	$(1,660)	$(5,229)	$(3,374)	$(3,748)

MDU Resources Group, Inc. Form 10-K 103

Index
Part II

Weighted average assumptions used to determine benefit obligations at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
Discount rate	5.23%	5.41%	5.28%	5.43%
Expected return on plan assets	6.50%	6.50%	6.00%	6.00%
Weighted average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
Discount rate	5.41%	4.84%	5.43%	4.85%
Expected return on plan assets	6.50%	6.50%	6.00%	6.00%
The expected rate of return on pension plan assets is based on a targeted asset allocation range determined by the funded ratio of the plan. As of December 31, 2025, the expected rate of return on pension plan assets is based on the targeted asset allocation range of 40 percent to 50 percent equity securities and 50 percent to 60 percent fixed-income securities and the expected rate of return from these asset categories. The expected rate of return on other postretirement plan assets is based on the targeted asset allocation range of 10 percent to 20 percent equity securities and 80 percent to 90 percent fixed-income securities and the expected rate of return from these asset categories. The expected return on plan assets for other postretirement benefits reflects insurance-related investment costs.
Health care rate assumptions for the Company's other postretirement benefit plans as of December 31 were as follows:

	2025	2024
Health care trend rate assumed for next year (pre-65/post-65)	9.5%/7.00%	8.5%/6.25%
Health care cost trend rate - ultimate	4.5%	4.5%
Year in which ultimate trend rate achieved (pre-65/post-65)	2036/2035	2035/2034
The Company's other postretirement benefit plans include health care and life insurance benefits for certain retirees. The plans underlying these benefits may require contributions by the retiree depending on such retiree's age and years of service at retirement or the date of retirement. The Company contributes a flat dollar amount to the monthly premiums which is updated annually on January 1.
The Company expects to contribute to its defined benefit pension plans in 2026 the minimum funding requirement of $3.8 million. The Company expects to contribute approximately $10,000 to its postretirement benefit plans in 2026.
The following benefit payments, which reflect future service, as appropriate, and expected Medicare Part D subsidies at December 31, 2025, are as follows:

Years	Pension Benefits	Other Postretirement Benefits	Expected Medicare Part D Subsidy
		(In thousands)
2026	$21,910	$3,223	$33
2027	$21,730	$3,159	$26
2028	$21,390	$3,079	$19
2029	$21,090	$2,947	$13
2030	$20,630	$2,838	$10
2031-2035	$95,250	$13,410	$15

104 MDU Resources Group, Inc. Form 10-K

Index
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

MDU Resources Group, Inc. Form 10-K 105

Index
Part II

The fair value of the Company's pension plans' assets by class were as follows:

	Fair Value Measurements at December 31, 2025, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2025
	(In thousands)
Assets:
Cash equivalents	$—	$3,993	$—	$3,993
Equity securities:
U.S. companies	14	—	—	14
Collective and mutual funds (a)	86,424	78,216	—	164,640
U.S. Government securities	36,744	26,281	—	63,025
Total assets measured at fair value	$123,182	$108,490	$—	$231,672
(a)Collective and mutual funds invest approximately 35 percent in corporate bonds, 30 percent in U.S. Government securities, 13 percent in common stock of international companies, 12 percent in common stock of large-cap and mid-cap U.S. companies, and 10 percent in other investments.

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

106 MDU Resources Group, Inc. Form 10-K

Index
Part II

The fair value of the Company's other postretirement benefit plans' assets by asset class were as follows:

	Fair Value Measurements at December 31, 2025, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2025
	(In thousands)
Assets:
Cash equivalents	$—	$5,513	$—	$5,513
Equity securities:
U.S. companies	2,833	—	—	2,833
Insurance contract (a)	—	74,655	—	74,655
Plan assets (b)	—	—	—	408
Total assets measured at fair value	$2,833	$80,168	$—	$83,409
(a)The insurance contract invests approximately 37 percent in corporate bonds, 36 percent in U.S. Government securities, 20 percent in common stock of large-cap U.S. companies, 6 percent in common stock of small-cap U.S. companies and 1 percent in other investments.
(b)Deposits held by service providers or claims processors.

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
The projected benefit obligation and accumulated benefit obligation for these plans at December 31 were as follows:

	2025	2024
	(In thousands)
Projected benefit obligation	$49,598	$52,007
Accumulated benefit obligation	$49,598	$52,007

MDU Resources Group, Inc. Form 10-K 107

Index
Part II

The components of net periodic benefit cost are included in other income on the Consolidated Statements of Income. These components related to the Company's nonqualified defined benefit plans for the years ended December 31 were as follows:

	2025	2024	2023
	(In thousands)
Components of net periodic benefit cost:
Interest cost	$2,588	$2,568	$2,740
Recognized net actuarial loss	276	365	273
Net periodic benefit cost	$2,864	$2,933	$3,013
Weighted average assumptions used at December 31 were as follows:

	2025	2024
Benefit obligation discount rate	4.94%	5.26%
Benefit obligation rate of compensation increase	N/A	N/A
Net periodic benefit cost discount rate	5.26%	4.73%
Net periodic benefit cost rate of compensation increase	N/A	N/A
The amount of future benefit payments for the unfunded, nonqualified defined benefit plans at December 31, 2025, are expected to aggregate as follows:

	2026	2027	2028	2029	2030	2031-2035
	(In thousands)
Nonqualified benefits	$5,620	$5,810	$5,550	$5,170	$4,560	$19,870
In 2012, the Company established a nonqualified defined contribution plan for certain key management employees. In 2020, the plan was frozen to new participants and no new Company contributions will be made to the plan after December 31, 2020. Vesting for participants not fully vested was retained. A new nonqualified defined contribution plan was adopted in 2020, effective January 1, 2021, to replace the plan originally established in 2012 with similar provisions. Expenses incurred under these plans for 2025, 2024 and 2023 were $4.7 million, $4.0 million and $2.7 million, respectively.
The amount of investments that the Company anticipates using to satisfy obligations under these plans at December 31 was as follows:

	2025	2024
	(In thousands)
Investments
Insurance contracts*	$67,409	$59,282
Life insurance**	31,290	30,834
Other	9,839	12,879
Total investments	$108,538	$102,995
*For more information on the insurance contracts, see Note 8.
**Investments of life insurance are carried on plan participants (payable upon the employee's death).

Defined contribution plans
The Company sponsors a defined contribution plan for eligible employees and the costs incurred under this plan were $19.1 million in 2025, $10.7 million in 2024 and $17.0 million in 2023.

108 MDU Resources Group, Inc. Form 10-K

Index
Part II

Multiemployer plans
The Company contributes to a MEPP under the terms of a collective-bargaining agreement that covers its union-represented employees. The risks of participating in this multiemployer plan is different from single-employer plans in the following aspects:
•Assets contributed to the MEPP by one employer may be used to provide benefits to employees of other participating employers
•If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers
•If the Company chooses to stop participating in its MEPP, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability
The Company's participation in this plan is outlined in the following table. Unless otherwise noted, the most recent Pension Protection Act zone status available in 2025 and 2024 is for the plan's year-end status at December 31, 2024, and December 31, 2023, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, a plan in the red zone is generally less than 65 percent funded, a plan in the yellow zone is between 65 percent and 80 percent funded, and a plan in the green zone is at least 80 percent funded.

	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	Contributions			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Pension Fund		2025	2024		2025	2024	2023
					(In thousands)
Idaho Plumbers and Pipefitters Pension Plan	826010346-001	Green as of 5/31/2025	Green as of 5/31/2024	No	$1,553	$1,434	$1,690	No	3/31/2027
Total contributions					$1,553	$1,434	$1,690
The Company was listed in the plans' Forms 5500 as providing more than 5 percent of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of December 31 of the Plan's Year-End)
Idaho Plumbers and Pipefitters Pension Plan	2024 and 2023

MDU Resources Group, Inc. Form 10-K 109

Index
Part II

Note 16 - Jointly Owned Facilities
The consolidated financial statements include the Company's ownership interests in three coal-fired electric generating facilities (Big Stone Station, Coyote Station and Wygen III), two major transmission lines (BSSE and JETx), and a wind turbine farm (Badger Wind Farm). Each owner of the jointly owned facilities is responsible for financing its investment. The Company's share of the jointly owned facilities operating expenses was reflected in the appropriate categories of operating expenses (electric fuel and purchased power; operation and maintenance; and taxes, other than income) in the Consolidated Statements of Income.
In December 2025, the Company completed the acquisition of a 49 percent undivided ownership interest in Badger Wind Farm for approximately $294.0 million, located near Wishek, ND, and placed the asset in service. The purchase was recorded as an asset acquisition to Net, property, plant and equipment on the Company's Consolidated Balance Sheet.
The completed transaction secures 122.5 MW of the project's total 250 MW generation capacity for the Company and follows the NDPSC's Advance Determination of Prudence and Certificate of Public Convenience and Necessity approvals, confirming the project is a prudent, cost-effective investment for customers. The Company previously executed a PPA for 150 MW of output from the project, which included the option to purchase the 49 percent ownership interest. With the closing now complete, the PPA has been reduced to 27.5 MW.
At December 31, the Company's share of the cost of utility plant in service, construction work in progress and related accumulated depreciation for the jointly owned facilities was as follows:

	Ownership Percentage	2025	2024
		(In thousands)
Badger Wind Farm:	49.0%
Utility plant in service		$299,823	$—
CWIP		—	—
Less accumulated depreciation		—	—
		$299,823	$—
Big Stone Station:	22.7%
Utility plant in service		$157,270	$155,302
CWIP		1,372	318
Less accumulated depreciation		59,756	55,327
		$98,886	$100,293
BSSE:	50.0%
Utility plant in service		$111,043	$111,043
CWIP		—	—
Less accumulated depreciation		12,439	10,359
		$98,604	$100,684
Coyote Station:	25.0%
Utility plant in service		$163,060	$160,343
CWIP		110	755
Less accumulated depreciation		117,122	115,133
		$46,048	$45,965
JETx:	50.0%
Utility plant in service		$—	$—
CWIP		12,674	6,112
Less accumulated depreciation		—	—
		$12,674	$6,112
Wygen III:	25.0%
Utility plant in service		$67,664	$67,851
CWIP		84	97
Less accumulated depreciation		14,351	15,340
		$53,397	$52,608

110 MDU Resources Group, Inc. Form 10-K

Index
Part II

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
At December 31, 2025 and 2024, the Company accrued liabilities which have not been discounted of $26.1 million and $24.1 million, respectively. At December 31, 2025 and 2024, the Company also recorded corresponding receivables of $1.6 million and $24,000, respectively, and regulatory assets of $23.2 million and $22.9 million, respectively, related to the accrued liabilities. The accruals are for contingencies resulting from litigation, regulatory and environmental matters. This includes amounts that have been accrued for matters discussed in Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. In January 2026, the Company received a final order on a regulatory commission complaint for $2.0 million, with $250,000 suspended on the condition that the Company complete additional compliance actions outlined in the order. At December 31, 2025, the Company had $1.75 million included in accrued liabilities for this matter. Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of insurance recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
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
A claim was made against Montana-Dakota for contamination at a manufactured gas plant site in Missoula, Montana. Montana-Dakota and another party agreed to voluntarily investigate and remediate the site and that Montana-Dakota will pay two-thirds of the costs for further investigation and remediation of the site. An environmental assessment was started in 2020 and is still underway. In July 2022, the MTPSC approved Montana-Dakota's application for deferred accounting treatment of costs associated with the investigation and remediation of the site.
In 1997, a claim was made against Cascade for contamination at the Bremerton Gasworks Superfund Site in Bremerton, Washington. The EPA conducted a Targeted Brownfields Assessment of the site which confirmed contamination at the site and in the adjacent Port Washington Narrows. In April 2010, the Washington DOE issued notice it considered Cascade a PRP for hazardous substances at the site. In May 2012, the EPA added the site to the National Priorities List of Superfund sites. Cascade entered into an administrative settlement agreement and consent order with the EPA regarding the scope and schedule for a remedial investigation and feasibility study for the site. The preliminary information received through the completion of the data report in August 2020, allowed for the projection of possible costs for a variety of site configurations, remedial measures and potential natural resource damage claims between $13.6 million and $71.5 million. The accrual for remediation costs will be reviewed and adjusted, if necessary, after the completion of the feasibility study. In September 2010, the WUTC approved the petition filed by Cascade regarding deferral of remediation costs, subject to conditions set forth in the order. A significant portion of the costs incurred to date have been recovered by insurance.

MDU Resources Group, Inc. Form 10-K 111

Index
Part II

A claim was made against Cascade for impacts at a manufactured gas plant site in Bellingham, Washington. Cascade received notice from a party in May 2008 that Cascade may be a PRP, along with other parties. Other PRPs reached an agreed order and work plan with the Washington DOE for completion of a remedial investigation and feasibility study for the site. A feasibility study prepared for one of the PRPs in March 2018 identifies five cleanup action alternatives for the site with estimated costs ranging from $8.0 million to $20.4 million with a selected preferred alternative having an estimated total cost of $9.3 million. The development of the remediation design is underway, with the Pre-Remedial Design Investigation Data Report and Engineering Design Report submitted to Washington Ecology in June 2023 and November 2024, respectively. The remedy construction is expected to commence in 2028 following the approval of the final design. Cascade believes its proportional share of any liability will be relatively small in comparison to other PRPs. Cascade has recorded an accrual for this site for an amount that is not material.
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
Details of the estimates for remedial investigations, feasibility studies and remediation, as well as incurred and accrued costs at these manufactured gas plant sites were as follows:

December 31, 2025	Total Estimated Costs	Total Incurred Costs	Total Accrued Costs
	(In thousands)
Montana-Dakota - Missoula MGP(a)	$2,042	$1,232	$810
Cascade - Bremerton MGP(b)	$34,730	$12,772	$21,958
(a)     Total estimated, incurred and accrued costs for Montana-Dakota's two-thirds share of the ongoing remedial investigation and remediation of the Missoula site.
(b)    Total estimated, incurred and accrued costs for the ongoing remedial investigation, feasibility study and remediation of the Bremerton site.

Purchase commitments
The Company has entered into various commitments largely consisting of contracts for natural gas and coal supply; purchased power; natural gas transportation and storage; and information technology. Certain of these contracts are subject to variability in volume and price. The Company's purchase commitments decreased from those reported in the 2024 Annual Report due to a decrease in electric supply contracts as a result of the Company's purchase of a 49 percent undivided ownership interest Badger Wind Farm on December 31, 2025. The commitment terms vary in length, up to 34 years. The commitments under these contracts as of December 31, 2025, were:

	2026	2027	2028	2029	2030	Thereafter
	(In thousands)
Purchase commitments	$610,505	$249,341	$165,751	$119,053	$113,147	$542,117
These commitments were not reflected in the Company's consolidated financial statements. Amounts purchased under various commitments for the years ended December 31, 2025, 2024 and 2023, were $873.5 million, $841.7 million and $1.0 billion, respectively.
Guarantees
The Company and certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At December 31, 2025, the fixed maximum amounts guaranteed under these letters of credit aggregated $3.2 million, all of which have scheduled expiration of the maximum amounts in 2026. There were no amounts outstanding under the previously mentioned letters of credit at December 31, 2025. In the event of default under these letter of credit obligations, the Company or subsidiary guaranteeing the letter of credit would be obligated for reimbursement of payments made under the letter of credit.
In the normal course of business, the Company and its subsidiaries have surety bonds. In the event the Company or its subsidiaries do not fulfill a bonded obligation, the Company or its subsidiaries would be responsible to the surety bond company for completion of the bonded contract or obligation. At December 31, 2025, approximately $13.4 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.

112 MDU Resources Group, Inc. Form 10-K

Index
Part II

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
The following tables provide information on the Company's operating leases at and for the years ended December 31:

	2025	2024	2023
	(In thousands)
Lease costs:
Short-term lease cost	$1,683	$1,549	$1,646
Operating lease cost	3,279	3,069	2,871
Variable lease cost	705	819	676
	$5,667	$5,437	$5,193

	2025	2024	2023
	(Dollars in thousands)
Weighted average remaining lease term	19.09 years	12.65 years	15.35 years
Weighted average discount rate	6.17%	6.08%	4.88%
Cash paid for amounts included in the measurement of lease liabilities	$3,271	$3,063	$2,868
The reconciliation of future undiscounted cash flows to operating lease liabilities presented on the Consolidated Balance Sheet at December 31, 2025, was as follows:

(In thousands)
2026	$4,104
2027	3,191
2028	2,740
2029	2,657
2030	2,488
Thereafter	45,890
Total	61,070
Less discount	27,311
Total operating lease liabilities*	$33,759
*The Company's increase in operating lease liabilities in 2025 is primarily due to the Company's 49 percent share of Badger Wind Farm leases.

MDU Resources Group, Inc. Form 10-K 113

Index
Part II

Lessor accounting The Company leases certain equipment to third parties through its utility businesses, which are considered short-term operating leases with terms of less than 12 months. Lease revenue was not material for the years ended December 31, 2025, 2024 and 2023, respectively.
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
At December 31, 2025, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $23.5 million.

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
Changes in Internal Controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Item 9B. Other Information
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

MDU Resources Group, Inc. Form 10-K 115

Part III

Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this item will be included in the sections of the Company's Proxy Statement appearing under the captions "Proposal 1: Election of Directors," "Governance," "Director Compensation," "Our Executive Officers," "Executive Compensation," and "Stockholder Ownership," which is incorporated herein by reference.

Item 11. Executive Compensation
The information required by this item will be included in the section of the Company's Proxy Statement appearing under the caption "Executive Compensation," which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in the sections of the Company's Proxy Statement appearing under the captions "Governance," "Proposal 3 - Approval of Amended and Restated LTIP," and "Stockholder Ownership," which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be included in the section of the Company's Proxy Statement appearing under the caption "Governance," which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Information required by this item about aggregate fees billed to the Company by its principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), will be included in the section of Company's Proxy Statement appearing under the caption "Proposal 4: Ratification of Appointment of Our Independent Registered Public Accounting Firm," which is incorporated herein by reference.

116 MDU Resources Group, Inc. Form 10-K

Index
Part IV

Item 15. Exhibits, Financial Statement Schedules
(a) Financial Statements, Financial Statement Schedules and Exhibits
All other schedules have been omitted because they are not applicable or the required information is included elsewhere in the financial statements or related notes.

3. Exhibits	122

MDU Resources Group, Inc. Form 10-K 117

Index
Part IV

MDU RESOURCES GROUP, INC.
Schedule I - Condensed Financial Information of Registrant (Unconsolidated)
Condensed Statements of Income and Comprehensive Income

Years ended December 31,	2025	2024	2023
	(In thousands)
Operating revenues	$—	$—	$—
Operating expenses	(137)	4,416	9,668
Operating income (loss)	137	(4,416)	(9,668)
Realized gain on tax-free exchange of the retained shares in Knife River	—	—	186,556
Interest expense	761	642	7,109
Income (loss) before income taxes	(624)	(5,058)	169,779
Income tax benefit	(282)	(2,324)	(4,220)
Equity in earnings of subsidiaries from continuing operations	191,749	183,807	156,118
Income from continuing operations	191,407	181,073	330,117
Equity in (loss)/earnings of subsidiaries from discontinued operations	(72)	140,042	143,181
Discontinued operations, net of tax	(940)	(40,007)	(58,591)
Net income	$190,395	$281,108	$414,707
Comprehensive income	$190,478	$282,694	$414,600
The accompanying notes are an integral part of these condensed financial statements.

118 MDU Resources Group, Inc. Form 10-K

Index
Part IV

MDU RESOURCES GROUP, INC.
Schedule I - Condensed Financial Information of Registrant (Unconsolidated)
Condensed Balance Sheets

December 31,	2025	2024
(In thousands, except shares and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$310	$29,361
Receivables, net	911	2,777
Accounts receivable from subsidiaries	33,040	31,955
Taxes receivable	5,325	5,799
Prepayments and other current assets	2,601	3,210
Total current assets	42,187	73,102
Noncurrent assets
Investments	39,938	37,264
Investment in subsidiaries	2,807,285	2,861,311
Deferred income taxes	12,351	13,569
Operating lease right-of-use assets	100	160
Other	3,883	2,874
Total noncurrent assets	2,863,557	2,915,178
Total assets	$2,905,744	$2,988,280

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,398	$4,076
Accounts payable to subsidiaries	535	1,077
Notes payable to subsidiaries	—	198,035
Dividends payable	28,614	26,511
Accrued compensation	7,150	7,939
Operating lease liabilities due within one year	63	60
Other accrued liabilities	7,431	7,653
Total current liabilities	46,191	245,351
Noncurrent liabilities:
Long-term debt, net of debt issuance costs	31,765	(536)
Operating lease liabilities	37	100
Other	54,834	52,791
Total noncurrent liabilities	86,636	52,355
Commitments and contingencies
Stockholders' equity:
Common stock Authorized - 500,000,000 shares, $1.00 par value Shares issued - 204,382,821 at December 31, 2025 and 203,934,578 at December 31, 2024	204,383	203,935
Other paid-in capital	1,476,355	1,473,738
Retained earnings	1,108,894	1,029,699
Accumulated other comprehensive loss	(16,715)	(16,798)
Total stockholders' equity	2,772,917	2,690,574
Total liabilities and stockholders' equity	$2,905,744	$2,988,280
The accompanying notes are an integral part of these condensed financial statements.

MDU Resources Group, Inc. Form 10-K 119

Index
Part IV

MDU RESOURCES GROUP, INC.
Schedule I - Condensed Financial Information of Registrant (Unconsolidated)
Condensed Statements of Cash Flows

Years ended December 31,	2025	2024	2023
	(In thousands)
Net cash provided by operating activities of continuing operations	$115,261	$482,195	$282,132
Net cash used in operating activities of discontinued operations	(940)	(40,007)	(58,591)
Net cash provided by operating activities	114,321	442,188	223,541
Investing activities:
Investments in and advances to subsidiaries	(65,000)	(211,000)	(476,000)
Investments	1,314	2,253	7,422
Repayment (issuance) of notes receivable	—	58,000	(58,000)
Net cash used in investing activities of continuing operations	(63,686)	(150,747)	(526,578)
Financing activities:
Issuance of short-term borrowings	—	—	535,000
Repayment of short-term borrowings	—	—	(242,401)
Issuance of long-term debt	32,850	—	443,000
Repayment of long-term debt	—	(58,000)	(385,000)
Debt issuance costs	(705)	(401)	(952)
Costs of issuance of common stock	(79)	(50)	—
Dividends paid	(108,244)	(102,939)	(161,316)
Repurchase of common stock	—	—	(2,270)
Tax withholding on stock-based compensation	(3,508)	(1,729)	(1,471)
Net cash provided by (used in) financing activities of continuing operations	(79,686)	(163,119)	184,590
Net cash provided by (used in) financing activities of discontinued operations	—	(132,000)	132,000
Net cash provided by (used in) financing activities	(79,686)	(295,119)	316,590
Increase (decrease) in cash and cash equivalents	(29,051)	(3,678)	13,553
Cash and cash equivalents - beginning of year	29,361	33,039	19,486
Cash and cash equivalents - end of year	$310	$29,361	$33,039
The accompanying notes are an integral part of these condensed financial statements.

120 MDU Resources Group, Inc. Form 10-K

Index
Part IV

Notes to Condensed Financial Statements
Note 1 - Summary of Significant Accounting Policies
Basis of presentation The condensed financial information reported in Schedule I is being presented to comply with Rule 12-04 of Regulation S-X. The information is unconsolidated and is presented for the parent company only, MDU Resources Group, Inc. (the Company) as of and for the years ended December 31, 2025, 2024 and 2023. In Schedule I, investments in subsidiaries are presented under the equity method of accounting where the assets and liabilities of the subsidiaries are not consolidated. The investments in net assets of the subsidiaries are recorded on the Condensed Balance Sheets. The income from subsidiaries is reported as equity in earnings of subsidiaries on the Condensed Statements of Income. The material cash inflows on the Condensed Statements of Cash Flows are primarily from the dividends and other payments received from its subsidiaries and the proceeds raised from the issuance of debt and equity securities. The consolidated financial statements of the Company reflect certain businesses as discontinued operations. These statements should be read in conjunction with the consolidated financial statements and notes thereto of the Company.
Earnings per common share Please refer to the Consolidated Statements of Income of the registrant for earnings per common share. In addition, see Item 8 - Note 2 for information on the computation of earnings per common share.
Note 2 - Debt
MDU Resources Group, Inc. On December 11, 2025, the Company amended and restated its $200.0 million revolving credit agreement to extend the maturity date from May 31, 2028 to December 11, 2030. This amendment sets forth the terms and conditions under which the syndicate of lenders would make loans to or for the benefit of MDU Resources Group, Inc. These terms and conditions outline the pricing level and applicable facility fee for borrowings or letters of credit under the agreement. Any borrowings under the revolving credit agreement are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued borrowings. The credit agreement contains customary covenants and provisions, including a covenant of the Company not to permit, at any time, the ratio of total debt to total capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans and investments. At December 31, 2025, there was $32.9 million outstanding under the agreement.
At December 31, 2025, the Company had $32.9 million of long-term debt maturities for 2030. For more information on debt, see Item 8 - Note 9.
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
Note 3 - Dividends The Company depends on earnings and dividends from its subsidiaries to pay dividends on common stock. Cash dividends paid to the Company by subsidiaries were $116.7 million, $418.3 million and $165.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

MDU Resources Group, Inc. Form 10-K 121

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
**4(d)
Montana-Dakota Utilities Co. Amended and Restated Credit Agreement, dated December 11, 2025, among Montana-Dakota Utilities Co., various lenders, and Wells Fargo Bank, National Association, as Administrative Agent
		X
4(e)	Montana-Dakota Utilities Co. Note Purchase Agreement, dated July 24, 2019, among Montana-Dakota Utilities Co. and various purchasers of the notes		10-Q	9/30/19	4(a)	11/1/19	1-03480
**4(f)	Montana-Dakota Utilities Co. Note Purchase Agreement, dated July 11, 2024		10-Q	6/30/24	4(a)	8/8/24	1-03480
**4(g)	Intermountain Gas Company Note Purchase Agreement, dated July 15, 2025		10-Q	9/30/25	4(a)	11/10/25	1-03480
4(h)	WBI Energy Transmission, Inc. Term Loan Agreement, dated April 1, 2024, among WBI Energy Transmission, Inc., Various Lenders, and U.S. Bank National Association, as Administrative Agent		10-Q	3/31/24	4(a)	5/2/24	1-03480
10(a)	Distribution Agreement, dated August 7, 2025		8-K		1.1	8/7/25	1-03480
10(b)	Form of Master Forward Sale Confirmation		8-K		1.2	8/7/25	1-03480
**10(c)
Amended and Restated Credit Agreement, dated as of December 11, 2025, by and among MDU Resources Group, Inc., U.S. Bank National Association, as administrative agent, and the several lenders party thereto, as lenders
		X
**10(d)	364-Day Revolving Credit Agreement, dated as of May 31, 2023, by and among MDU Resources Group, Inc., the financial institutions from time to time party thereto and U.S. Bank National Association		8-K		10.6	6/1/23	1-03480
**10(e)	Term Loan Agreement, dated as of May 31, 2023, by and among MDU Resources Group, Inc., the lenders from time to time party thereto and U.S. Bank National Association.		8-K		10.7	6/1/23	1-03480
+10(f)	MDU Resources Group, Inc. Supplemental Income Security Plan, as amended and restated May 10, 2017		10-Q	6/30/17	10(d)	8/4/17	1-03480
+10(g)	MDU Resources Group, Inc. Director Compensation Policy, as amended February 19, 2026	X
+10(h)	Deferred Compensation Plan for Directors, as amended May 15, 2008		10-Q	6/30/08	10(a)	8/7/08	1-03480

122 MDU Resources Group, Inc. Form 10-K

Index
Part IV

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number
+10(i)	MDU Resources Group, Inc. Long-Term Performance-Based Incentive Plan, as amended and restated May 14, 2025		8-K		10.1	5/15/25	1-03480
+10(j)	MDU Resources Group, Inc. Executive Incentive Compensation Plan, as amended February 13, 2025		10-K	12/31/24	10(n)	2/20/25	1-03480
+10(k)	Form of Performance Share Award Agreement (Absolute) under the Long-Term Performance-Based Incentive Plan, as amended	X
+10(l)	Form of Performance Share Award Agreement (rTSR) under the Long-Term Performance-Based Incentive Plan, as amended	X
+10(m)	Form of Restricted Stock Unit Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended	X
+10(n)	Form of Restricted Stock Unit Award Agreement under the Long-Term Performance-Based Incentive Plan, as amended February 16, 2023		10-K	12/31/22	10(m)	2/24/23	1-03480
+10(o)	Form of MDU Resources Group, Inc. Indemnification Agreement for Section 16 Officers and Directors, dated May 15, 2014		8-K		10.1	5/15/14	1-03480
+10(p)	Form of Amendment No. 1 to Indemnification Agreement, dated May 15, 2014		8-K		10.2	5/15/14	1-03480
+10(q)	MDU Resources Group, Inc. Nonqualified Defined Contribution Plan, as amended and restated November 12, 2020		10-K	12/31/20	10(r)	2/19/21	1-03480
+10(r)	MDU Resources Group, Inc. Deferred Compensation Plan Adoption Agreement, as amended July 16, 2024	X
+10(s)	MDU Resources Group, Inc. Deferred Compensation Plan Document, dated November 12, 2020		8-K		10.2	11/12/20	1-03480
+10(t)	MDU Resources Group, Inc. Change in Control Severance Plan		8-K		10.1	2/21/24	1-03480
**10(u)	Second Amended and Restated Note Purchase and Private Shelf Agreement, dated as of December 22, 2022, by and among WBI Energy Transmission, Inc., PGIM, Inc., and the other purchasers named therein		8-K		10.1	1/16/26	1-03480
**10(v)	Amendment No. 1, dated as of January 16, 2026, to Second Amended and Restated Note Purchase and Private Shelf Agreement, dated as of December 22, 2022, by and among WBI Energy Transmission, Inc., PGIM, Inc., and the other purchasers named therein		8-K		10.2	1/16/26	1-03480
10(w)	Forward Sale Agreement between MDU Resources Group, Inc. and Wells Fargo Bank, National Association, dated December 3, 2025		8-K		10.1	12/5/25	1-03480
10(x)	Forward Sale Agreement between MDU Resources Group, Inc. and Bank of America, N.A., dated December 3, 2025		8-K		10.2	12/5/25	1-03480
10(y)	Forward Sale Agreement between MDU Resources Group, Inc. and JPMorgan Chase Bank, National Association, New York Branch, dated December 3, 2025		8-K		10.3	12/5/25	1-03480
10(z)	Forward Sale Agreement between MDU Resources Group, Inc. and Wells Fargo Bank, National Association, dated December 23, 2025		8-K		10.1	12/29/25	1-03480
10(aa)	Forward Sale Agreement between MDU Resources Group, Inc. and Bank of America, N.A., dated December 23, 2025		8-K		10.2	12/29/25	1-03480

MDU Resources Group, Inc. Form 10-K 123

Index
Part IV

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number
10(bb)	Forward Sale Agreement between MDU Resources Group, Inc. and JPMorgan Chase Bank, National Association, New York Branch, dated December 23, 2025		8-K		10.3	12/29/25	1-03480
**10(cc)	Amended and Restated Credit Agreement, dated as of December 11, 2025, by and among MDU Resources Group, Inc., U.S. Bank National Association, as administrative agent, and the several lenders party thereto, as lenders.		8-K		10.1	12/12/25	1-03480
**10(dd)	Badger Wind Purchase and Sale Agreement between Badger Wind, LLC, and Montana-Dakota Utilities Co., dated February 13, 2025.		8-K		10.1	2/14/25	1-03480
19	Insider Trading Policy	X
21	Subsidiaries of MDU Resources Group, Inc.	X
23	Consent of Independent Registered Public Accounting Firm	X
31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
***32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
+97	Incentive Compensation Recovery Policy		10-K	12/31/23	97	2/22/24	1-03480
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

*** Furnished herewith.
+ Management contract, compensatory plan, or arrangement.
MDU Resources Group, Inc. agrees to furnish to the SEC upon request any instrument with respect to long-term debt that MDU Resources Group, Inc. has not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.

Item 16. Form 10-K Summary
None.

124 MDU Resources Group, Inc. Form 10-K

Index
Part IV

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDU Resources Group, Inc.

Date:	February 20, 2026	By:	/s/ Nicole A. Kivisto
Nicole A. Kivisto
(President and Chief Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Nicole A. Kivisto	President and Chief Executive Officer	February 20, 2026
Nicole A. Kivisto
(President and Chief Executive Officer)

/s/ Jason L. Vollmer	Chief Financial Officer	February 20, 2026
Jason L. Vollmer
(Chief Financial Officer)

/s/ Stephanie A. Sievert	Chief Accounting and Regulatory Affairs Officer	February 20, 2026
Stephanie A. Sievert
(Chief Accounting and Regulatory Affairs Officer)

/s/ Darrel T. Anderson	Director	February 20, 2026
Darrel T. Anderson
(Chair of the Board)

/s/ Vernon A. Dosch	Director	February 20, 2026
Vernon A. Dosch

/s/ Marian M. Durkin	Director	February 20, 2026
Marian M. Durkin

/s/ Douglas W. Jaeger	Director	February 20, 2026
Douglas W. Jaeger

/s/ Dennis W. Johnson	Director	February 20, 2026
Dennis W. Johnson

/s/ Charles M. Kelley	Director	February 20, 2026
Charles M. Kelley

/s/ Tammy J. Miller	Director	February 20, 2026
Tammy J. Miller

/s/ Priti R. Patel	Director	February 20, 2026
Priti R. Patel

MDU Resources Group, Inc. Form 10-K 125