Form 10-Q
period 2026-03-31
MDU RESOURCES GROUP INC
filed 2026-05-07
CIK 67716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2026: 209,006,024 shares.

Index
Definitions
The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2025 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2025
AFUDC	Allowance for funds used during construction
Applied Digital	Applied Digital Corporation
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
ATM	At-the-Market
Badger Wind Farm	250 MW wind turbine farm near Wishek, North Dakota (49.0 percent ownership)
Big Stone Station	475-MW coal-fired electric generating facility near Big Stone City, South Dakota (22.7 percent ownership)
Binding Open Season	A formal bidding procedure used by pipelines to determine the level of interest of existing and potential shippers for new or additional firm transportation service
Cascade	Cascade Natural Gas Corporation, an indirect wholly-owned subsidiary of MDU Energy Capital
Centennial	CEHI, LLC, a direct wholly-owned subsidiary of the Company, formerly known as Centennial Energy Holdings, Inc., prior to the separation of Knife River from the Company. References to Centennial's historical business and operations refer to the business and operations of Centennial Energy Holdings, Inc.
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly-owned subsidiary of Centennial
CODM	Chief Operating Decision Maker
Company	MDU Resources Group, Inc.
COVID-19	Coronavirus disease 2019
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
CPP	Climate Protection Program
CWIP	Construction work in progress, costs associated with the construction of new utility facilities recorded on the balance sheet until these facilities are placed in service
dk	Decatherm
EDA	Equity Distribution Agreement
Eighth Circuit	United States Court of Appeals for the Eighth Circuit
EPA	United States Environmental Protection Agency
Everus	Everus Construction Group, Inc., a wholly-owned subsidiary of the Company prior to the separation from the Company, that was established in conjunction with the separation of Everus Construction
Everus Construction	Everus Construction, Inc., a direct wholly-owned subsidiary of Centennial prior to the separation from the Company, formerly known as MDU Construction Services Group, Inc. prior to March 12, 2024
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FSA	Forward sale agreement
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Holding Company Reorganization	The internal holding company reorganization completed on January 1, 2019, pursuant to the agreement and plan of merger, dated as of December 31, 2018, by and among Montana-Dakota, the Company and MDUR Newco Sub, which resulted in the Company becoming a holding company and owning all of the outstanding capital stock of Montana-Dakota
Intermountain	Intermountain Gas Company, an indirect wholly-owned subsidiary of MDU Energy Capital

Index

IRA	Inflation Reduction Act of 2022
JETx	345-kV transmission line from Jamestown, North Dakota to Ellendale, North Dakota (50 percent ownership)
kWh	Kilowatt-hour
kV	Kilovolt
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly-owned subsidiary of the Company
MDUR Newco	MDUR Newco, Inc., a public holding company created by implementing the Holding Company Reorganization, now known as the Company
MDUR Newco Sub	MDUR Newco Sub, Inc., a direct, wholly-owned subsidiary of MDUR Newco, which was merged with and into Montana-Dakota in the Holding Company Reorganization
MISO	Midcontinent Independent System Operator, Inc., the organization that provides open-access transmission services and monitors the high-voltage transmission system in the Midwest United States and Manitoba, Canada and a southern United States region which includes much of Arkansas, Mississippi, and Louisiana
MMcf	Million cubic feet
MMdk	Million dk
Montana-Dakota	Montana-Dakota Utilities Co., a direct wholly-owned subsidiary of MDU Energy Capital
MTPSC	Montana Public Service Commission
MW	Megawatt
NDDEQ	North Dakota Department of Environmental Quality
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NPA	Note Purchase Agreement
OBBBA	One Big Beautiful Bill Act
ODEQ	Oregon Department of Environmental Quality
OEQC	Oregon Environmental Quality Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
Precedent Agreement
An agreement between a pipeline company and a potential customer to enter into a firm transportation service agreement once specified events, known as conditions precedent, are met within a defined timeframe

RNG	Renewable natural gas
SBCC	State Building Code Council
SDPUC	South Dakota Public Utilities Commission
SOFR	Secured Overnight Financing Rate
SEC	United States Securities and Exchange Commission
TSA	In connection with the separation of Everus, the Company and Everus entered into a Transition Services Agreement whereby each party provided certain post-separation services on a transitional basis
VIE	Variable interest entity
WBI Energy	WBI Energy, Inc., an indirect wholly-owned subsidiary of Centennial
WBI Energy Transmission	WBI Energy Transmission, Inc., an indirect wholly-owned subsidiary of Centennial

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
As of March 31, 2026, the Company was organized into three reportable business segments. These business segments include: electric, natural gas distribution and pipeline. The Company's business segments are determined based on the Company's method of internal reporting, which generally segregates the business activities by differences in products and services. The internal reporting of these segments is defined based on the reporting and review process used by the Company's CODM.
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
For more information on the Company's business segments, see Note 14 of the Condensed Notes to Consolidated Financial Statements.

Index
Part I -- Financial Information
Item 1. Financial Statements

MDU Resources Group, Inc.
Consolidated Statements of Income
(Unaudited)
	Three Months Ended
	March 31,
	2026	2025
	(In thousands, except per share amounts)
Operating revenues	$605,977	$674,833
Operating expenses:
Purchased natural gas sold	239,391	317,157
Electric fuel and purchased power	46,067	43,748
Operation and maintenance	114,905	111,047
Depreciation and amortization	54,179	51,261
Taxes, other than income	35,730	38,757
Total operating expenses	490,272	561,970
Operating income	115,705	112,863
Other income	2,605	4,997
Interest expense	32,685	26,822
Income before income taxes	85,625	91,038
Income taxes	4,678	8,571
Income from continuing operations	80,947	82,467
Discontinued operations, net of tax	(130)	(502)
Net income	$80,817	$81,965
Earnings per share - basic:
Income from continuing operations	$.39	$.40
Discontinued operations, net of tax	—	—
Earnings per share - basic	$.39	$.40
Earnings per share - diluted:
Income from continuing operations	$.39	$.40
Discontinued operations, net of tax	—	—
Earnings per share - diluted	$.39	$.40
Weighted average common shares outstanding - basic	205,438	204,142
Weighted average common shares outstanding - diluted	206,994	204,959
The accompanying condensed notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Net income	$80,817	$81,965
Other comprehensive income:
Postretirement liability adjustment:
Amortization of postretirement liability losses included in net periodic benefit credit, net of tax of $34 and $18 for the three months ended in 2026 and 2025, respectively	175	118
Net unrealized (loss) gain on available-for-sale investments:
Net unrealized (loss) gain on available-for-sale investments arising during the period, net of tax of $(10) and $19 for the three months ended in 2026 and 2025, respectively	(38)	71
Reclassification adjustment for loss on available-for-sale investments included in net income, net of tax of $1 and $1 for the three months ended in 2026 and 2025, respectively	3	3
Net unrealized (loss) gain on available-for-sale investments	(35)	74
Other comprehensive income	140	192
Comprehensive income attributable to common stockholders	$80,957	$82,157
The accompanying condensed notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Balance Sheets
(Unaudited)
	March 31, 2026	March 31, 2025	December 31, 2025
Assets	(In thousands, except shares and per share amounts)
Current assets:
Cash, cash equivalents and restricted cash	$53,295	$59,541	$28,212
Receivables, net	222,967	269,246	258,631
Current regulatory assets	190,679	143,341	179,579
Inventories	19,485	18,457	39,052
Current environmental allowances	25,238	23,039	26,194
Prepayments and other current assets	47,886	27,927	40,768
Total current assets	559,550	541,551	572,436
Noncurrent assets:
Property, plant and equipment	8,325,077	7,617,007	8,264,972
Less accumulated depreciation and amortization	2,327,742	2,238,371	2,304,787
Net property, plant and equipment	5,997,335	5,378,636	5,960,185
Goodwill	345,736	345,736	345,736
Regulatory assets	293,973	312,008	297,218
Investments	117,920	117,599	121,177
Environmental allowances	148,896	86,130	112,376
Other	220,526	179,814	213,078
Total noncurrent assets	7,124,386	6,419,923	7,049,770
Total assets	$7,683,936	$6,961,474	$7,622,206
Liabilities and Stockholders' Equity
Current liabilities:
Long-term debt due within one year	$214,700	$161,700	$144,700
Accounts payable	124,377	109,133	148,970
Regulatory liabilities due within one year	148,409	140,165	148,584
Taxes payable	44,217	65,218	44,686
Dividends payable	28,659	26,563	28,614
Accrued compensation	20,097	18,175	34,666
Current environmental obligations	24,086	19,561	24,086
Other accrued liabilities	113,797	94,061	110,917
Total current liabilities	718,342	634,576	685,223
Noncurrent liabilities:
Long-term debt	2,381,296	2,031,976	2,532,155
Deferred income taxes	448,260	429,825	437,286
Regulatory liabilities	474,957	463,879	472,329
Asset retirement obligations	436,209	410,715	431,587
Environmental obligations	135,857	75,077	108,448
Other	185,377	172,290	182,261
Total noncurrent liabilities	4,061,956	3,583,762	4,164,066
Commitments and contingencies
Stockholders' equity:
Common stock Authorized - 500,000,000 shares, $1.00 par value Shares issued - 209,006,024 at March 31, 2026, 204,331,170 at March 31, 2025 and 204,382,821 at December 31, 2025	209,006	204,331	204,383
Other paid-in capital	1,550,364	1,470,512	1,476,355
Retained earnings	1,160,843	1,084,899	1,108,894
Accumulated other comprehensive loss	(16,575)	(16,606)	(16,715)
Total stockholders' equity	2,903,638	2,743,136	2,772,917
Total liabilities and stockholders' equity	$7,683,936	$6,961,474	$7,622,206
The accompanying condensed notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Equity
(Unaudited)
			Other Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Common Stock
	Shares	Amount				Total
	(In thousands, except shares)
At December 31, 2025	204,382,821	$204,383	$1,476,355	$1,108,894	$(16,715)	$2,772,917
Net income	—	—	—	80,817	—	80,817
Other comprehensive income	—	—	—	—	140	140
Dividends declared on common stock	—	—	—	(28,868)	—	(28,868)
Stock-based compensation	—	—	1,932	—	—	1,932
Issuance of common stock, net	4,300,000	4,300	76,859	—	—	81,159
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	323,203	323	(4,782)	—	—	(4,459)
At March 31, 2026	209,006,024	$209,006	$1,550,364	$1,160,843	$(16,575)	$2,903,638

			Other Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Common Stock
	Shares	Amount				Total
	(In thousands, except shares)
At December 31, 2024	203,934,578	$203,935	$1,473,738	$1,029,699	$(16,798)	$2,690,574
Net income	—	—	—	81,965	—	81,965
Other comprehensive income	—	—	—	—	192	192
Dividends declared on common stock	—	—	—	(26,765)	—	(26,765)
Stock-based compensation	—	—	1,646	—	—	1,646
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	396,592	396	(4,872)	—	—	(4,476)
At March 31, 2025	204,331,170	$204,331	$1,470,512	$1,084,899	$(16,606)	$2,743,136
The accompanying condensed notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Operating activities:
Net income	$80,817	$81,965
Loss from discontinued operations, net of tax	(130)	(502)
Income from continuing operations	80,947	82,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,179	51,261
Deferred income taxes	8,191	(13,687)
Provision for credit losses	2,622	3,152
Amortization of debt issuance costs	366	309
Employee stock-based compensation costs	1,932	1,646
Pension and postretirement benefit plan net periodic benefit cost (credit)	348	(267)
Unrealized losses on other mark-to-market investments	505	470
Changes in current assets and liabilities, net of acquisitions:
Receivables	33,042	15,128
Inventories	19,303	26,590
Other current assets	(14,344)	92,739
Accounts payable	(14,751)	(28,034)
Other current liabilities	(11,182)	(11,324)
Pension and postretirement benefit plan contributions	(220)	(385)
Other noncurrent changes	(11,600)	(2,091)
Net cash provided by continuing operations	149,338	217,974
Net cash used in discontinued operations	(130)	(502)
Net cash provided by operating activities	149,208	217,472
Investing activities:
Capital expenditures	(92,412)	(93,034)
(Cost of removal, net)/Salvage value, net	(738)	869
Purchase of investment securities	(2,048)	(2,574)
Proceeds from investment securities	4,000	—
Net cash used in investing activities	(91,198)	(94,739)
Financing activities:
Issuance of long-term debt	138,449	—
Repayment of long-term debt	(218,937)	(99,104)
Debt issuance costs	(525)	(5)
Issuance of common stock, net	81,159	—
Dividends paid	(28,614)	(26,511)
Tax withholding on stock-based compensation	(4,459)	(4,476)
Net cash used in financing activities	(32,927)	(130,096)
Increase (decrease) in cash, cash equivalents and restricted cash	25,083	(7,363)
Cash, cash equivalents and restricted cash - beginning of year	28,212	66,904
Cash, cash equivalents and restricted cash - end of period	$53,295	$59,541
Supplemental cash flow information:
Cash expenditures during the year for:
Interest, net*	$23,508	$19,929
Income taxes (refunded) paid, net	$(1,676)	$172
Noncash investing and financing transactions:
Property, plant and equipment additions in accounts payable	$35,496	$23,917
Right-of-use assets obtained in exchange for new operating lease liabilities	$68	$129
*AFUDC - borrowed was $2.0 million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively.
The accompanying condensed notes are an integral part of these consolidated financial statements.

Index
MDU Resources Group, Inc.
Condensed Notes to Consolidated
Financial Statements
March 31, 2026 and 2025
(Unaudited)
Note 1 - Basis of presentation
The accompanying consolidated interim financial statements were prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Interim financial statements do not include all disclosures provided in annual financial statements and, accordingly, these financial statements should be read in conjunction with those appearing in the 2025 Annual Report. The information is unaudited but includes all adjustments that are, in the opinion of management, necessary for a fair presentation of the accompanying consolidated interim financial statements and are of a normal recurring nature. Depreciation and amortization expense is reported separately on the Consolidated Statements of Income and therefore is excluded from the other line items within operating expenses.
Discontinued operations includes certain costs associated with legacy business activities other than certain general and administrative costs (reflected in operation and maintenance expense) and interest expense, which were previously allocated to the Company's former businesses which do not meet the criteria for discontinued operations. Discontinued operations are not material to the financial statements for any period presented. Unless otherwise indicated, the amounts presented in the accompanying condensed notes to the consolidated financial statements relate to the Company's continuing operations. For more information on discontinued operations, see Note 3.
Management has also evaluated the impact of events occurring after March 31, 2026, up to the date of issuance of these consolidated interim financial statements on May 7, 2026, that would require recognition or disclosure in the Consolidated Financial Statements.

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
ASU 2025-05 Measurement of Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued guidance on applying a practical expedient when estimating expected credit losses on current accounts receivable and/or current contract assets arising from transactions under ASC Topic 606 - Revenue from Contracts with Customers.
		Effective for annual reporting periods beginning after December 15, 2025.	The Company is currently evaluating the impact the guidance will have on its results of operations, financial position, cash flows, and disclosures for the year ended December 31, 2026.
ASU 2025-06 Targeted Improvements to the Accounting of Internal-Use Software	In September 2025, the FASB issued guidance on accounting for capitalization of development costs for internal-use software under ASC Subtopic 350-40 and the transition approaches to use.	Effective for annual reporting periods beginning after December 15, 2027.	The Company is currently evaluating the impact the guidance will have on its results of operations, financial position, cash flows, and disclosures for the year ended December 31, 2028.
ASU 2025-10 Accounting for Government Grants Received By Business Entities
In December 2025, the FASB issued guidance on accounting for government grants received by business entities that are related to an asset (purchase, construction, or acquisition of a long-lived asset or inventory) or income (reimbursements to a business entity for operating expenses).
		Effective for annual reporting periods beginning after December 15, 2028.	The Company is currently evaluating the impact the guidance will have on its results of operations, financial position, cash flows, and disclosures for the year ended December 31, 2029.
Note 3 - Discontinued operations
Discontinued operations includes certain costs associated with legacy business activities other than certain general and administrative costs (reflected in operation and maintenance expense) and interest expense, which were previously allocated to the company's former businesses which do not meet the criteria for discontinued operations.
On October 31, 2024, the Company completed the separation of Everus, its former construction services segment, into a new independent, publicly-traded company. As a result of the separation, the Company provided to Everus and Everus provided to the Company transition services in accordance with the TSA entered into on October 31, 2024. For the three months ended March 31, 2026, the Company received $1.2 million for these related activities. For the three months ended March 31, 2025, the Company received $1.8 million and paid $13,000 for these related activities. All transition services were completed as of March 31, 2026.
Separation related costs of $130,000 and $502,000, net of tax, were incurred during the three months ended March 31, 2026 and 2025, respectively. Separation costs incurred are presented in Discontinued operations, net of tax in the Consolidated Statements of Income. These charges primarily relate to transaction and third-party support costs, one-time business separation fees and related tax charges.
The Company had no assets or liabilities related to the discontinued operations of Everus on its balance sheet as of March 31, 2026, March 31, 2025, or December 31, 2025.

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
Details of the Company's expected credit losses were as follows:

	Electric	Natural gas distribution	Pipeline	Total
	(In thousands)
At December 31, 2025	$506	$1,443	$—	$1,949
Current expected credit loss provision	952	1,670	—	2,622
Less write-offs charged against the allowance	1,066	1,098	—	2,164
Credit loss recoveries collected	188	272	—	460
At March 31, 2026	$580	$2,287	$—	$2,867

	Electric	Natural gas distribution	Pipeline	Total
	(In thousands)
At December 31, 2024	$473	$1,366	$—	$1,839
Current expected credit loss provision	939	2,213	—	3,152
Less write-offs charged against the allowance	1,036	1,269	—	2,305
Credit loss recoveries collected	166	252	—	418
At March 31, 2025	$542	$2,562	$—	$3,104
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

	March 31, 2026	March 31, 2025	December 31, 2025
	(In thousands)
Natural gas in storage (current)	$14,796	$13,579	$34,333
Fuel stock	4,689	4,878	4,719
Total	$19,485	$18,457	$39,052
The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in noncurrent assets - other and was $47.8 million, $48.5 million and $47.8 million at March 31, 2026 and 2025 and December 31, 2025, respectively.

Index
Note 7 - Earnings per share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share is computed by dividing net income by the total of the weighted average number of shares of common stock outstanding during the applicable period, plus the effect of non-vested performance share awards and restricted stock units, as well as potentially issuable shares pursuant to FSAs using the treasury stock method. Net income was the same for both the basic and diluted earnings per share calculations. A reconciliation of the weighted average common shares outstanding used in the basic and diluted earnings per share calculations follows:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands, except per share amounts)
Weighted average common shares outstanding - basic	205,438	204,142
Effect of dilutive performance share awards and restricted stock units	1,556	817
Weighted average common shares outstanding - diluted	206,994	204,959
Earnings per share - basic:
Income from continuing operations	$.39	$.40
Discontinued operations, net of tax	—	—
Earnings per share - basic	$.39	$.40
Earnings per share - diluted:
Income from continuing operations	$.39	$.40
Discontinued operations, net of tax	—	—
Earnings per share - diluted	$.39	$.40
Shares excluded from the calculation of diluted earnings per share	50	—
Dividends declared per common share	$.14	$.13
Note 8 - Equity
At-the-market offering program On August 7, 2025, the Company entered into an EDA pursuant to which it may issue, offer, and sell, from time to time, up to an aggregate gross sales price of $400.0 million of shares of its common stock through an ATM offering program, which includes the ability to enter into FSAs. Since the establishment of the ATM offering program, the Company did not issue common stock pursuant to the EDA nor enter into any FSAs related to the EDA.

Equity forward sale agreements On December 5, 2025, the Company completed a follow-on public offering of 10,152,284 shares of the Company's common stock at a public offering price of $19.70 per share. In addition, on December 23, 2025, the underwriters exercised their option to purchase 1,522,842 additional shares of common stock. Pursuant to the FSAs entered into in connection with the offering, the Company has discretion to settle the FSAs on one or more settlement dates prior to December 6, 2027, subject to certain price adjustments as set forth in the FSAs as well as adjustments for transaction and other associated fees. The FSAs will be physically settled with shares of common stock issued by the Company, unless the Company elects to settle the FSAs in net cash or net shares, subject to certain conditions. If the Company elects to physically settle the FSAs, the Company will physically issue shares of common stock to the banking counterparties at the then-applicable forward sale price and receive proceeds at that time.
In March 2026, the Company partially settled the FSAs with physical delivery of 4.3 million shares of common stock to the counterparties in exchange for cash of $81.3 million. At March 31, 2026, the Company could have settled all of its outstanding FSAs with physical delivery of 7,375,126 shares of common stock to the banking counterparties in exchange for cash of approximately $139.6 million. If the FSAs had been net cash or net share settled at March 31, 2026, the Company estimates that the counterparties, in aggregate, would have been entitled to a net settlement of $13.2 million or 635,500 shares, respectively.
The forward price used to determine amounts due at settlement is calculated based on the public offering price, subject to transaction and other associated fees, adjusted by the overnight bank funding rate, less a spread, and less expected dividends on the Company's common stock during the period the FSAs are outstanding.
The FSAs are indexed to the Company's stock and meet the other requirements for equity classification. As a result of the equity classification, no gain or loss is recognized in earnings associated with the subsequent changes in fair value of the FSAs. Stockholders' equity equal to cash proceeds net of deferred issuance costs were and will be recorded upon settlement.
FSAs earnings per share dilution Prior to settlement, the potentially issuable shares pursuant to the FSAs will be reflected in the Company's diluted earnings per share calculation using the treasury stock method. Share dilution occurs when the average market price of the Company's stock during the reporting period is higher than the then-applicable forward sale price at the end of the reporting period. For more information on earnings per share, see Note 7.

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

Three Months Ended March 31, 2026	Electric	Natural gas distribution	Pipeline	Other	Total
	(In thousands)
Residential utility sales	$39,401	$246,326	$—	$—	$285,727
Commercial utility sales[1]	49,184	157,368	—	—	206,552
Industrial utility sales	10,010	12,412	—	—	22,422
Other utility sales	1,960	—	—	—	1,960
Natural gas transportation	—	17,506	49,077	—	66,583
Natural gas storage	—	—	5,467	—	5,467
Other	22,264	20,550	2,504	199	45,517
Intersegment eliminations	(167)	(89)	(34,460)	(199)	(34,915)
Revenues from contracts with customers	122,652	454,073	22,588	—	599,313
Other revenues	(1,634)	8,274	24	—	6,664
Total external operating revenues	$121,018	$462,347	$22,612	$—	$605,977
[1]Commercial utility sales includes the impact from data centers at the electric segment.

Three Months Ended March 31, 2025	Electric	Natural gas distribution	Pipeline	Other	Total
	(In thousands)
Residential utility sales	$39,685	$289,235	$—	$—	$328,920
Commercial utility sales[1]	48,477	192,331	—	—	240,808
Industrial utility sales	9,164	15,462	—	—	24,626
Other utility sales	1,850	—	—	—	1,850
Natural gas transportation	—	17,710	49,253	—	66,963
Natural gas storage	—	—	6,030	—	6,030
Other	17,591	23,478	1,362	179	42,610
Intersegment eliminations	(178)	(94)	(33,337)	(178)	(33,787)
Revenues from contracts with customers	116,589	538,122	23,308	1	678,020
Other revenues	(4,328)	1,126	15	—	(3,187)
Total external operating revenues	$112,261	$539,248	$23,323	$1	$674,833
[1]Commercial utility sales includes the impact from data centers at the electric segment.

Three Months Ended March 31, 2026	Electric	Natural gas distribution	Pipeline	Other	Total

Three Months Ended March 31, 2025	Electric	Natural gas distribution	Pipeline	Other	Total

Index
Remaining performance obligations
The remaining performance obligations at the pipeline segment include firm transportation and storage contracts with fixed pricing and fixed volumes. The Company has applied the practical expedient that does not require additional disclosures for contracts with an original duration of less than 12 months, to certain firm transportation, storage and non-regulated contracts. The Company's firm transportation and storage contracts included in the remaining performance obligations have weighted average remaining durations of less than four years and one year, respectively.
At March 31, 2026, the Company expects to recognize revenue in future periods from remaining performance obligations, as follows:

12 months or less	Next 13-24 months	25 months or more	Total
(In millions)
$85.4	$78.4	$346.4	$510.2
Note 10 - Regulatory matters
Regulatory assets and liabilities
The following table summarizes the individual components of unamortized regulatory assets and liabilities:

	Estimated Recovery or Refund Period as of March 31, 2026	*	March 31, 2026	March 31, 2025	December 31, 2025
			(In thousands)
Regulatory assets:
Current:
Environmental compliance programs	Up to 1 year		$92,143	$56,441	$78,784
Conservation programs	Up to 1 year		29,078	16,902	29,148
Natural gas costs recoverable through rate adjustments	Up to 1 year		23,899	51,321	22,897
Decoupling mechanisms	Up to 1 year		22,497	4,769	17,091
Cost recovery mechanisms	Up to 1 year		15,327	4,806	13,460
Electric fuel and purchased power deferral	Up to 1 year		3,163	7,109	6,902
Other	Up to 1 year		4,572	1,993	11,297
			190,679	143,341	179,579
Noncurrent:
Pension and postretirement benefits	**		135,222	142,065	135,222
Cost recovery mechanisms	Up to 23 years		61,151	72,764	63,328
Plant costs/asset retirement obligations	Over plant lives		48,002	46,920	48,352
Manufactured gas plant site remediation	-		28,466	27,443	28,411
Taxes recoverable from customers	Over plant lives		12,145	12,228	12,250
Covid-19 deferred costs	Up to 2 years		3,637	3,926	3,761
Long-term debt refinancing costs	Up to 37 years		1,657	1,865	1,799
Other	Up to 13 years		3,693	4,797	4,095
			293,973	312,008	297,218
Total regulatory assets			$484,652	$455,349	$476,797

Index

	Estimated Recovery or Refund Period as of March 31, 2026	*	March 31, 2026	March 31, 2025	December 31, 2025
			(In thousands)
Regulatory liabilities:
Current:
Environmental compliance programs	Up to 1 year		$90,692	$65,680	$89,306
Natural gas costs refundable through rate adjustments	Up to 1 year		35,288	46,744	47,130
Demand Charges	Up to 1 year		9,684	10,000	—
Margin sharing	Up to 1 year		3,895	3,562	3,946
Taxes refundable to customers	Up to 1 year		2,228	2,087	2,301
Conservation programs	Up to 1 year		1,103	2,782	733
Provision for rate refund	Up to 1 year		1,062	3,833	1,780
Other	Up to 1 year		4,457	5,477	3,388
			148,409	140,165	148,584
Noncurrent:
Plant removal and decommissioning costs	Over plant lives		227,100	221,349	224,313
Taxes refundable to customers	Over plant lives		173,860	182,742	176,665
Cost recovery mechanisms	Up to 16 years		43,896	33,373	41,323
Accumulated deferred investment tax credit	Over plant lives		22,607	19,301	22,663
Pension and postretirement benefits	**		4,776	4,862	4,776
Other	Up to 12 years		2,718	2,252	2,589
			474,957	463,879	472,329
Total regulatory liabilities			$623,366	$604,044	$620,913
Net regulatory position			$(138,714)	$(148,695)	$(144,116)
*Estimated recovery or refund period for amounts currently being recovered or refunded in rates to customers.
**    Recovered as expense is incurred or cash contributions are made.

As of March 31, 2026 and 2025, and December 31, 2025, approximately $175.7 million, $179.3 million and $174.3 million, respectively, of regulatory assets were not earning a rate of return but are expected to be recovered from customers in future rates. These assets are largely comprised of the unfunded portion of pension and postretirement benefits, asset retirement obligations, estimated future cost of manufactured gas plant site remediation and certain pipeline integrity cost recovery mechanisms.
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
Regulatory proceedings
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

Index
The following table summarizes the Company's significant regulatory proceedings and cases by jurisdiction:

Segment	State	Filing Date	Annual Revenue Increase (%) *	Annual Revenue Increase (In millions) *	ROE	Status	Key Drivers and Additional Information
General Rate Cases Pending
Electric	Montana	September 30, 2025	20.2%	$14.1	10.8%	Pending Interim rate increase of $10.4M or 16.2% effective April 1, 2026	•Investments, including Badger Wind Farm •Corresponding depreciation on those investments •Increased operation and maintenance expense
Natural Gas Distribution	Oregon	November 25, 2025	15.8%	$16.4	10.4%	Pending	•Rate base growth •Growth in operations and maintenance expense •Growth in depreciation expense associated with new investments in rate base

General Rate Cases Finalized
Natural Gas Distribution	Washington	March 29, 2024	Rate Year 1 7.9% Rate Year 2 2.6%	Rate Year 1 $29.8 Rate Year 2 $10.8	9.5%
Approved February 24, 2025
Final rates effective March 5, 2025
$3.7M revenue reduction effective June 1, 2025**

Final rates effective March 1, 2026
Filed for a $2.1M revenue reduction effective June 1, 2026**

•Multi-year rate case
•Infrastructure investments necessary to provide safe and reliable service
•Higher operating costs due to inflation
•$3.7M revenue reduction was driven by forecasted plant that was not placed in service by December 31, 2024
•$2.1M revenue reduction was driven by forecasted plant that was not placed in service by December 31, 2025

Electric	Wyoming	June 30, 2025	18.6%	$5.8	9.7%	Approved Final rates effective April 1, 2026
•Increases in operation and maintenance expense
•Investments made since the last rate case
•Corresponding depreciation on those infrastructure investments
•Withdrew the requested Reliability and Safety Rider

*Annual revenue increase and percent increase for general rate cases pending and general rate cases finalized, reflects the final approved amount or the amount reflected in the most recent settlement agreement, if applicable.
**Reflects a reduction to revenues resulting from a provisional plant review. The adjustment applies retroactively to the original rate effective date. As a result, the Company is required to refund customers for amounts overcollected during the retroactive period.

Segment	State	Filing Date	Annual Revenue Increase (In millions)	Status	Key Drivers and Additional Information
Other Filings
Natural Gas Distribution	Wyoming	August 15, 2025	N/A	Pending	System Safety and Integrity Rider •Would allow Montana-Dakota to recover costs and expenses associated with a pipeline replacement program
Electric	Montana	September 30, 2025	N/A	Pending	Systems Management Cost Adjustment Mechanism •Recovery of transmission and wildfire related costs
Electric	South Dakota	October 31, 2025	$1.1	Pending	Infrastructure Rider •Allows annual adjustments for recent projected capital costs and related expenses for projects determined to be recoverable •Update includes Badger Wind Farm

Index
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
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of insurance contracts, to satisfy its obligations under its unfunded, nonqualified defined benefit and defined contribution plans for executive officers and certain key management employees and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $65.7 million, $61.1 million and $67.4 million, at March 31, 2026 and 2025, and December 31, 2025, respectively, are classified as Investments on the Consolidated Balance Sheets. The net unrealized loss on these investments was $505,000 and $470,000 for the three months ended March 31, 2026 and 2025, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in Other income on the Consolidated Statements of Income. In the first quarter of 2026 and second quarter of 2025, the Company withdrew $4.0 million and $5.0 million, respectively, of cash in excess of 125 percent of the full funding amount, which had no effect on the cost basis of the investments held.
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

March 31, 2026	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,382	$9	$224	$8,167
U.S. Treasury securities	3,679	32	3	3,708
Total	$12,061	$41	$227	$11,875

March 31, 2025	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$7,997	$18	$299	$7,716
U.S. Treasury securities	3,869	76	1	3,944
Total	$11,866	$94	$300	$11,660

Index

December 31, 2025	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,539	$28	$204	$8,363
U.S. Treasury securities	3,992	33	—	4,025
Total	$12,531	$61	$204	$12,388
The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at March 31, 2026, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2026
	(In thousands)
Assets:
Money market funds	$—	$9,104	$—	$9,104
Insurance contracts*	—	65,657	—	65,657
Available-for-sale securities:
Mortgage-backed securities	—	8,167	—	8,167
U.S. Treasury securities	—	3,708	—	3,708
Total assets measured at fair value	$—	$86,636	$—	$86,636

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

Index

	Fair Value Measurements at December 31, 2025, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2025
	(In thousands)
Assets:
Money market funds	$—	$9,839	$—	$9,839
Insurance contracts*	—	67,409	—	67,409
Available-for-sale securities:
Mortgage-backed securities	—	8,363	—	8,363
U.S. Treasury securities	—	4,025	—	4,025
Total assets measured at fair value	$—	$89,636	$—	$89,636

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
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	March 31, 2026	March 31, 2025	December 31, 2025
	(In thousands)
Carrying amount	$2,595,996	$2,193,676	$2,676,855
Fair value	$2,283,864	$1,902,217	$2,385,170
The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 13 - Debt
Certain debt instruments of the Company and its subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions. The Company and its subsidiaries were in compliance with applicable covenants at March 31, 2026. In the event the Company or its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.

Credit facilities
Montana-Dakota's commercial paper program is supported by a revolving credit agreement. While the amount of commercial paper outstanding does not reduce available capacity under the revolving credit agreement, Montana-Dakota does not issue commercial paper in an aggregate amount exceeding the available capacity under the credit agreement. The Company's borrowings under the commercial paper program and revolving credit agreements are classified as long-term debt as they are intended to be refinanced on a long-term basis through continued borrowings. All of the credit agreements contain customary covenants and provisions, including covenants not to permit, as of the end of any fiscal quarter, the ratio of funded debt to total capitalization (determined on a consolidated basis) to be greater than 65 percent. Other covenants include restrictions on the sale of certain assets, limitations on indebtedness and the making of certain investments.

Index

The following table summarizes the outstanding revolving credit facilities of the Company and its subsidiaries:

Company	Debt-to-Total Capitalization Ratio at March 31, 2026	Provisions for Increased Borrowings, up to a maximum of:	Facility Limit	Amount Outstanding at March 31, 2026	Amount Outstanding at March 31, 2025	Amount Outstanding at December 31, 2025	Letters of Credit at March 31, 2026	Expiration Date
			(In millions)
Montana-Dakota Utilities Co.	51%	$250.0	$200.0	$104.6	$51.1	$132.0	$—	12/11/30
Cascade Natural Gas Corporation	50%	$225.0	$175.0	$124.3	$21.4	$96.5	$2.2	12/11/30
Intermountain Gas Company	51%	$225.0	$175.0	$59.8	$83.5	$67.3	$—	12/11/30
MDU Resources Group, Inc.	47%	$250.0	$200.0	$43.5	$—	$32.9	$1.0	12/11/30

Long-term Debt Outstanding Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at March 31, 2026	March 31, 2026	March 31, 2025	December 31, 2025
		(In thousands)
Senior Notes due on dates ranging from July 15, 2026 to June 15, 2062	4.83%	$2,110,000	$1,947,000	$2,010,000
Credit agreements due on December 11, 2030	5.47%	227,600	104,900	196,700
Term Loan Agreements due on dates ranging from January 31, 2027 to April 1, 2039	4.04%	126,900	61,600	310,900
Commercial paper supported by revolving credit agreement	4.16%	104,617	51,100	132,000
Medium-Term Notes due on dates ranging from September 15, 2027 to March 16, 2029	7.32%	35,000	35,000	35,000
Other notes due on November 30, 2038	6.00%	324	342	329
Less unamortized debt issuance costs		8,445	6,266	8,074
Total long-term debt		2,595,996	2,193,676	2,676,855
Less current maturities		214,700	161,700	144,700
Net long-term debt		$2,381,296	$2,031,976	$2,532,155

Montana-Dakota On October 28, 2025, Montana-Dakota entered into a NPA to issue $250.0 million of senior notes, with maturity dates of October 28, 2035, October 28, 2040, and February 2, 2056, at a weighted average interest rate of 5.96 percent. On October 28, 2025, Montana-Dakota issued $150.0 million in senior notes under the NPA with the remaining $100.0 million issued on February 2, 2026. The agreement contains customary covenants and provisions, including a covenant of Montana-Dakota not to permit, at any time, the ratio of total debt to capitalization to be greater than 65 percent. Other covenants include a minimum interest coverage ratio and restrictions on the sale of certain assets.

On December 30, 2025, Montana-Dakota entered into a $250.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of January 29, 2027. In February 2026 and March 2026, Montana-Dakota paid down $100.0 million and $80.0 million of the outstanding balance under the term loan agreement, respectively. The agreement contains customary covenants and provisions, including a covenant of Montana-Dakota not to permit, at any time, the ratio of total debt to capitalization to be greater than 65 percent. The covenants also include certain restrictions on the sale of certain assets, loans, and investments.

WBI Energy Transmission On January 15, 2026, WBI Energy Transmission extended its $350.0 million uncommitted note purchase and private shelf agreement from December 22, 2025 to December 22, 2028, unless either party terminates such issuance right. WBI Energy Transmission had $235.0 million of notes outstanding at March 31, 2026, which reduced the remaining capacity under this uncommitted private shelf agreement to $115.0 million. The principal amount and interest rate of any series of shelf notes will be determined at the applicable time of issuance and purchase.

WBI Energy Transmission's ratio of total debt to total capitalization at March 31, 2026 was 39 percent.

Index
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
The Other category includes the activities of Centennial Capital, which, through its subsidiary InterSource Insurance Company, insures various types of risks as a captive insurer for certain of the Company's subsidiaries. The function of the captive insurer is to fund the self-insured layers of the insured Company's general liability, automobile liability and other coverages. In addition, the Other category includes certain assets, liabilities and tax adjustments of the holding company primarily associated with corporate functions. Also included are certain general and administrative costs (reflected in operation and maintenance expense) and interest expense, which were previously allocated to the Company's former businesses which do not meet the criteria for discontinued operations.
Discontinued operations includes certain costs associated with legacy business activities other than certain general and administrative costs and interest expense as described above.

Index
The information below follows the same accounting policies as described in Note 2 of the Notes to Consolidated Financial Statements in the 2025 Annual Report. Information on the Company's segments was as follows:

Three Months Ended March 31, 2026	Electric	Natural gas distribution	Pipeline	Other	Consolidated

Three Months Ended March 31, 2025	Electric	Natural gas distribution	Pipeline	Other	Consolidated

Three Months Ended March 31, 2026	Electric	Natural gas distribution	Pipeline	Other	Consolidated
	(In thousands)
Operating revenues:
External operating revenues	$121,018	$462,347	$22,612	$—	$605,977
Intersegment operating revenues	167	89	34,460	199	34,915
Purchased natural gas sold:
External purchased natural gas sold	—	239,391	—	—	239,391
Intersegment purchased natural gas sold	—	34,420	—	—	34,420
Electric fuel and purchased power	46,067	—	—	—	46,067
Operation and maintenance:
External operation and maintenance	28,705	65,126	20,769	305	114,905
Intersegment operation and maintenance	167	89	40	199	495
Depreciation and amortization	19,627	26,333	8,219	—	54,179
Taxes, other than income	5,520	26,452	3,758	—	35,730
Other income:
External other income	451	2,270	(423)	307	2,605
Intersegment other income	—	—	115	805	920
Interest expense:
External interest expense	11,911	16,286	3,102	1,386	32,685
Intersegment interest expense	—	—	920	—	920
Income tax (benefit) expense	(4,912)	12,426	4,702	(7,538)	4,678
Income from continuing operations	14,551	44,183	15,254	6,959	80,947
Discontinued operations, net of tax	—	—	—	(130)	(130)
Net income	$14,551	$44,183	$15,254	$6,829	$80,817

Index

Three Months Ended March 31, 2025	Electric	Natural gas distribution	Pipeline	Other	Consolidated
	(In thousands)
Operating revenues:
External operating revenues	$112,261	$539,248	$23,323	$1	$674,833
Intersegment operating revenues	178	94	33,337	178	33,787
Purchased natural gas sold:
External purchased natural gas sold	—	317,157	—	—	317,157
Intersegment purchased natural gas sold	—	33,323	—	—	33,323
Electric fuel and purchased power	43,748	—	—	—	43,748
Operation and maintenance:
External operation and maintenance	28,407	63,484	19,239	(83)	111,047
Intersegment operation and maintenance	178	94	14	178	464
Depreciation and amortization	17,183	26,122	7,956	—	51,261
Taxes, other than income	4,815	30,628	3,314	—	38,757
Other income:
External other income	992	3,301	307	397	4,997
Intersegment other income	—	—	123	986	1,109
Interest expense:
External interest expense	7,887	14,876	3,121	938	26,822
Intersegment interest expense	—	—	1,109	—	1,109
Income tax (benefit) expense	(3,731)	12,301	5,127	(5,126)	8,571
Income (loss) from continuing operations	14,944	44,658	17,210	5,655	82,467
Discontinued operations, net of tax	—	—	—	(502)	(502)
Net income	$14,944	$44,658	$17,210	$5,153	$81,965
A reconciliation of reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Operating revenues reconciliation:
Total reportable segment operating revenues	$640,693	$708,441
Other revenue	199	179
Elimination of intersegment operating revenues	(34,915)	(33,787)
Total consolidated operating revenues	$605,977	$674,833
Note 15 - Employee benefit plans
Pension and other postretirement plans
The Company has noncontributory qualified defined benefit pension plans and other postretirement benefit plans for certain eligible employees.
Components of net periodic benefit cost for the Company's pension benefit plans were as follows:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Components of net periodic benefit cost:
Interest cost	$3,128	$3,303
Expected return on assets	(3,391)	(3,645)
Amortization of net actuarial loss	1,432	1,193
Net periodic benefit cost	$1,169	$851

Index
Components of net periodic benefit credit for the Company's other postretirement benefit plans were as follows:

	Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Components of net periodic benefit credit:
Service cost	$94	$99
Interest cost	441	462
Expected return on assets	(1,270)	(1,292)
Amortization of prior service credit	(45)	(290)
Amortization of net actuarial gain	(23)	(80)
Net periodic benefit credit, including amount capitalized	(803)	(1,101)
Less amount capitalized	18	18
Net periodic benefit credit	$(821)	$(1,119)
The components of net periodic benefit cost (credit), other than the service cost component, are included in Other income on the Consolidated Statements of Income. The service cost component is included in Operation and maintenance expense on the Consolidated Statements of Income.
Nonqualified defined benefit plans
In addition to the qualified defined benefit pension plans reflected in the table at the beginning of this note, the Company also has unfunded, nonqualified defined benefit plans for executive officers and certain key management employees. The Company's net periodic benefit cost for these plans was $662,000 and $716,000 for the three months ended March 31, 2026 and 2025, respectively. The components of net periodic benefit cost for these plans are included in Other income on the Consolidated Statements of Income.
Note 16 - Commitments and contingencies
The Company is party to claims and lawsuits arising out of its business and that of its consolidated subsidiaries, which may include, but are not limited to, matters involving property damage, personal injury, and environmental, contractual, statutory and regulatory obligations. The Company accrues a liability for those contingencies when the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Company does not accrue liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is probable or reasonably possible and which are material, the Company discloses the nature of the contingency and, in some circumstances, an estimate of the possible loss. Accruals are based on the best information available, but in certain situations management is unable to estimate an amount or range of a reasonably possible loss including, but not limited to when: (1) the damages are unsubstantiated or indeterminate, (2) the proceedings are in the early stages, (3) numerous parties are involved, or (4) the matter involves novel or unsettled legal theories.
At March 31, 2026 and 2025, and December 31, 2025, the Company accrued liabilities, which have not been discounted, of $24.9 million, $24.3 million and $26.1 million, respectively. The Company also recorded corresponding receivables of $83,000, $541,000, and $1.6 million, at March 31, 2026 and 2025, and December 31, 2025, respectively. The Company recorded regulatory assets of $23.0 million, $22.7 million and $23.2 million, at March 31, 2026 and 2025, and December 31, 2025, respectively, related to the accrued liabilities. The accruals are for contingencies resulting from litigation, regulatory and environmental matters. This includes amounts that have been accrued for matters discussed in Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. In January 2026, the Company received a final order on a regulatory commission complaint for $2.0 million, with $250,000 suspended on the condition that the Company complete additional compliance actions outlined in the order. At December 31, 2025, the Company had $1.75 million included in accrued liabilities, which was paid in February 2026.
Management believes that the outcomes with respect to probable and reasonably possible losses in excess of the amounts accrued, net of recoveries, while uncertain, either cannot be estimated or will not have a material effect upon the Company's financial position, results of operations or cash flows. Unless otherwise required by GAAP, legal costs are expensed as they are incurred.
Environmental matters
The Company is a party to claims for the cleanup of environmental contamination at certain manufactured gas plant sites. There were no material changes to the Company's environmental matters that were previously reported in the 2025 Annual Report.

Index
Guarantees
The Company and certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At March 31, 2026, the fixed maximum amounts guaranteed under these letters of credit aggregated $3.2 million, all of which have scheduled expiration of the maximum amounts in 2026. There were no amounts outstanding under the previously mentioned letters of credit at March 31, 2026. In the event of default under these letter of credit obligations, the Company or subsidiary guaranteeing the letter of credit would be obligated for reimbursement of payments made under the letter of credit.
In the normal course of business, the Company and its subsidiaries have surety bonds. In the event the Company or its subsidiaries do not fulfill a bonded obligation, the Company or its subsidiaries would be responsible to the surety bond company for completion of the bonded contract or obligation. At March 31, 2026, approximately $13.4 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheet.
Leases
The Company's leases primarily include operating leases for equipment, buildings, easements and vehicles. The Company leases certain equipment to third parties through its utility business, which are considered short-term operating leases with terms of less than 12 months. Lease revenue was not material for the three months ended March 31, 2026 or 2025. At March 31, 2026, the Company had no lease receivables.
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
At March 31, 2026, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $23.0 million.

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
Dividends The Company's board of directors established a long-term dividend payout ratio target of 60 percent to 70 percent of regulated energy delivery earnings. The Company has an 87-year history of uninterrupted dividend payments to stockholders and remains committed to paying a competitive dividend.
Market Trends The Company continues to manage the inflationary pressures experienced throughout the United States, including the impact that inflation, higher interest rates, changes in tariffs, commodity price volatility and supply chain disruptions may have on its business and customers and proactively looks for ways to lessen the impact to its business. The Company has observed supply chain improvements in lead times for certain commodities. The Company has experienced impacts related to the changes in tariffs and continues to navigate the current environment and monitor the future for impacts that could occur. For more information specific to each of the Company's businesses, see the following discussion in each business segment's Outlook section. For more information on the possible impacts, see Part I, Item 1A. Risk Factors in the 2025 Annual Report.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Other than statements of historical facts, all statements which address activities, events, or developments that the Company anticipates will or may occur in the future are based on underlying assumptions (many of which are based, in turn, upon further assumptions), including, but not limited to, statements identified by the words "anticipates," "estimates," "expects," "intends," "plans," and "predicts," in each case related to such things as growth estimates, stockholder value creation, the Company's "CORE" strategy, capital expenditures, financial guidance, trends, objectives, goals, dividend payout ratio targets, customer rates, regulatory approvals, sustainability, strategies and other such matters, are forward-looking statements. These forward-looking statements are based on many assumptions and factors, which are detailed in the Company's filings with the SEC.
While made in good faith, these forward-looking statements are based largely on the Company's expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond the Company's control. For additional discussion regarding risks and uncertainties that may affect forward-looking statements, see Part I, Item 1A. Risk Factors in the 2025 Annual Report and subsequent filings with the SEC. Any changes in such assumptions or factors could produce significantly different results. Undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made. Except as required by applicable law, the Company undertakes no obligation to update the forward-looking statements, whether as a result of new information, future events, or otherwise.

Index
Consolidated Earnings Overview
The following table summarizes the contribution to the consolidated income by each of the Company's business segments.

	Three Months Ended
	March 31,
	2026	2025
	(In millions, except per share amounts)
Electric	$14.5	$15.0
Natural gas distribution	44.2	44.7
Pipeline	15.3	17.2
Other	6.9	5.6
Income from continuing operations	80.9	82.5
Discontinued operations, net of tax	(.1)	(.5)
Net income	$80.8	$82.0
Earnings per share - basic:
Income from continuing operations	$.39	$.40
Discontinued operations, net of tax	—	—
Earnings per share - basic	$.39	$.40
Earnings per share - diluted:
Income from continuing operations	$.39	$.40
Discontinued operations, net of tax	—	—
Earnings per share - diluted	$.39	$.40
Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025 The Company's consolidated earnings decreased $1.2 million. Drivers of the earnings decrease include:
•The electric business earnings decrease was largely the result of higher interest expense associated with debt issuances for recent capital investments including Badger Wind Farm. Lower retail sales volumes due to warmer weather and higher depreciation expense, primarily Badger Wind Farm, further drove the decrease. Higher retail revenues, primarily from recovery mechanisms associated with renewable investments including Badger Wind Farm, largely offset the decrease.
•The natural gas distribution business reported a decrease in earnings, largely the result of lower retail sales volumes due to warmer weather. Lower electric generation transportation volumes driven by warmer weather, higher operation and maintenance expense, primarily payroll-related expense and contract services, and higher interest expense further drove the decrease. The decrease was largely offset by higher retail sales revenue due to rate relief in Washington, Idaho, Montana, and Wyoming.
•The earnings decrease at the pipeline business was driven by lower interruptible natural gas storage withdrawals. Higher operation and maintenance expense primarily attributable to higher materials and payroll-related costs also contributed, as well as higher Montana property tax accruals. The decrease was partially offset by continued strong customer demand for short-term natural gas transportation contracts, as well as impacts from a growth project placed in service in 2025 and a contracted volume increase associated with a previously constructed growth project.
•Other experienced an increase in net income primarily due to income tax adjustments related to the Company's annualized estimated tax rate. Partially offsetting the increase was higher operation and maintenance expense.
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
For information pertinent to various commitments and contingencies, see the Condensed Notes to Consolidated Financial Statements. For a summary of the Company's business segments, see Note 14 of the Condensed Notes to Consolidated Financial Statements.

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
The electric and natural gas distribution segments are subject to extensive regulation in the jurisdictions where they conduct operations with respect to costs, timely recovery of investments and permitted returns on investment. The Company is focused on modernizing utility infrastructure to meet the varied energy needs of both its customers and communities while working to deliver safe, reliable, affordable and environmentally responsible energy. The segments continue to invest in facility upgrades to be in compliance with existing and known future regulations. To assist in the reduction of regulatory lag in obtaining revenue increases to align with increased investments, tracking mechanisms have been implemented in certain jurisdictions. The Company also seeks rate adjustments for operating costs and capital investments, as well as reasonable returns on investments not covered by tracking mechanisms. For more information on the Company's tracking mechanisms and recent rate cases, see Note 10 and the 2025 Annual Report.
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
To date, many states have enacted and others are considering, mandatory energy standards requiring utilities to meet certain thresholds of renewable and/or carbon-free energy supply. Over the long-term, the Company expects overall electric demand to be positively impacted by increased electrification trends as a means to address economy-wide carbon emission concerns, large data center growth and changing customer conservation patterns. MISO and NERC announced concerns with reliability of the electric grid due to rapid expansion of renewables and retirement of baseload resources such as coal and the uncertainty of adequate energy production during certain periods of time, while load growth has increased faster than expected due to growth in the data center industry. The Company will continue to monitor the progress of these changes, including the impacts associated with the implementation of MISO's direct loss of load accreditation in 2028, and assess the potential impacts they may have on its stakeholders, business processes, results of operations, cash flows and disclosures.
Revenues are impacted by both customer growth and usage, the latter of which is primarily impacted by weather, as well as impacts associated with commercial and industrial slow-downs, including economic recessions, and energy efficiencies. Very cold winters increase demand for natural gas and to a lesser extent, electricity, while warmer than normal summers increase demand for electricity, especially among residential and commercial customers. Average consumption among both electric and natural gas customers has tended to decline as more efficient lighting, appliances, and furnaces are installed, and as the Company has implemented conservation programs. Natural gas weather normalization and decoupling mechanisms in certain jurisdictions have been implemented to largely mitigate the effect that would otherwise be caused by variations in volumes sold to these customers due to weather and changing consumption patterns on the Company's distribution margins.
The Company continues to proactively monitor and work with its manufacturers to reduce the effects of increased pricing and lead times on delivery of certain raw materials and equipment used in electric generation, transmission and distribution system and natural gas pipeline projects. Long lead times are attributable to increased demand for steel products from pipeline companies as they continue pipeline system safety and integrity replacement projects driven by PHMSA regulations, as well as delays in the manufacturing and shipping of electrical equipment and increased demand for electrical equipment due to regulatory activity and grid expansion. The Company has been able to minimize the effects by working closely with suppliers or obtaining additional suppliers, as well as modifying project plans to accommodate extended lead times and increased costs. The Company expects these delays to continue. Inflationary pressures have moderated but costs for goods and services remain high. The Company also continues to monitor the impact tariffs will have on its costs. Tariff increases on raw materials could negatively affect the Company's construction projects and maintenance work. For additional discussion regarding risks and uncertainties, see Part I, Item 1A. Risk Factors in the 2025 Annual Report.

Index
The ability to grow through acquisitions is subject to significant competition and acquisition premiums. In addition, the ability of the segments to grow their service territory and customer base is affected by regulatory constraints, the economic environment of the markets served, population changes and competition from other energy providers and fuel. The construction of new electric generating facilities, transmission lines and other service facilities is subject to higher costs and long lead times for equipment, extensive permitting procedures, and federal and state legislative and regulatory initiatives, which may necessitate increases in electric energy prices. As the industry continues to expand the use of renewable energy sources, the need for additional transmission infrastructure is growing. As part of MISO's long range transmission plan, in August 2022, the Company announced its intent to develop, construct and co-own JETx with Otter Tail Power Company in central North Dakota. In October 2023, the FERC issued an order approving the Company's request for CWIP Incentive Rate and Abandoned Plant Incentive treatment on this project. Montana-Dakota and Otter Tail Power Company received approval of a Certificate of Public Convenience and Necessity from the NDPSC in November 2024 on this project. The route permit for the JETx line was filed with the NDPSC in August 2025. JETx is expected to be placed in service in 2029.
Earnings overview - The following information summarizes the performance of the electric segment.

	Three Months Ended
	March 31,
	2026	2025	Variance
	(In millions)
Operating revenues	$121.2	$112.4	7.8%
Operating expenses:
Electric fuel and purchased power	46.1	43.7	5.5%
Operation and maintenance	28.9	28.6	1.0%
Depreciation and amortization	19.6	17.2	14.0%
Taxes, other than income	5.5	4.8	14.6%
Total operating expenses	100.1	94.3	6.2%
Operating income	21.1	18.1	16.6%
Other income	.4	1.0	(60.0)%
Interest expense	11.9	7.9	50.6%
Income before income taxes	9.6	11.2	(14.3)%
Income tax benefit	(4.9)	(3.8)	28.9%
Net income	$14.5	$15.0	(3.3)%

Operating statistics	Three Months Ended
	March 31,
	2026	2025
Revenues (millions)
Retail sales:
Residential	$39.1	$38.2
Commercial[1]	46.9	45.2
Industrial	9.9	8.8
Other	2.0	1.7
	97.9	93.9
Other	23.3	18.5
	$121.2	$112.4
Volumes (million kWh)
Retail sales:
Residential	332.0	370.7
Commercial[1]	741.9	723.9
Industrial	120.7	116.7
Other	19.2	20.2
	1,213.8	1,231.5
Average cost of electric fuel and purchased power per kWh	$.028	$.027
[1]Commercial includes the impact from data centers.

Index
Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025 Electric earnings decreased $500,000 as a result of:
•Revenue increased $8.8 million.
◦Largely due to:
▪Higher renewable tracker revenues of $6.7 million, largely due to Badger Wind Farm, which was placed in service in December 2025, partially offset by higher production tax credits offset in income tax benefit, as described below.
▪Higher fuel and purchased power costs of $2.4 million recovered in customer rates and offset in expense, as described below.
◦Partially offset by lower retail sales volumes of $2.6 million, driven primarily by lower residential and commercial volumes, largely due to warmer weather. There was an increase in commercial volumes from data centers as further discussed in the Outlook section.
•Electric fuel and purchased power increased $2.4 million, largely the result of higher demand costs, primarily driven by data centers.
•Operation and maintenance increased $300,000.
◦Largely the result of $1.4 million higher contract services related to Badger Wind Farm of $900,000 and timing of tree trimming of $400,000. Big Stone Station planned outage-related costs were more than offset by absence of prior year Coyote Station and Wygen III generating station outage-related costs.
◦Partially offset by timing of software expenses.
•Depreciation and amortization increased $2.4 million, largely due to increased property, plant and equipment balances, primarily related to Badger Wind Farm.
•Taxes, other than income increased $700,000, largely as a result of higher property tax, primarily in North Dakota and Montana.
•Other income decreased $600,000, largely the result of lower AFUDC due to lower average CWIP balances.
•Interest expense increased $4.0 million, primarily due to higher long-term debt balances.
•Income tax benefit increased $1.1 million, largely due to higher production tax credits of $1.0 million driven by Badger Wind Farm as discussed above, and lower income before income taxes.
Earnings overview - The following information summarizes the performance of the natural gas distribution segment.

	Three Months Ended
	March 31,
	2026	2025	Variance
	(In millions)
Operating revenues	$462.5	$539.3	(14.2)%
Operating expenses:
Purchased natural gas sold	273.8	350.5	(21.9)%
Operation and maintenance	65.2	63.6	2.5%
Depreciation and amortization	26.4	26.1	1.1%
Taxes, other than income	26.5	30.6	(13.4)%
Total operating expenses	391.9	470.8	(16.8)%
Operating income	70.6	68.5	3.1%
Other income	2.3	3.3	(30.3)%
Interest expense	16.3	14.8	10.1%
Income before income taxes	56.6	57.0	(0.7)%
Income tax expense	12.4	12.3	0.8%
Net income	$44.2	$44.7	(1.1)%

Index

Operating statistics	Three Months Ended
	March 31,
	2026	2025
Revenues (millions)
Retail sales:
Residential	$259.5	$291.6
Commercial	150.2	189.6
Industrial	13.4	15.7
	423.1	496.9
Transportation and other	39.4	42.4
	$462.5	$539.3
Volumes (MMdk)
Retail sales:
Residential	26.5	31.8
Commercial	18.6	21.9
Industrial	1.5	1.7
	46.6	55.4
Transportation sales:
Commercial	.6	.8
Industrial	38.9	48.4
	39.5	49.2
Total throughput	86.1	104.6
Average cost of natural gas per dk	$5.87	$6.33
Heating degree days (% colder (warmer) than prior year)[1]
Idaho	(20.6)%	5.5%
Minnesota	(9.6)%	16.1%
Montana	(30.0)%	8.3%
North Dakota[2]	(13.2)%	12.3%
Oregon[2]	(10.5)%	2.2%
South Dakota[2]	(27.7)%	10.6%
Washington[2]	(13.1)%	2.8%
Wyoming	(28.8)%	10.0%
[1]Heating Degree days are a measure of the daily temperature demand for energy heating. [2]Weather normalization or decoupling mechanisms are in place that minimize the weather impact.
Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025 Natural gas distribution earnings decreased $500,000 as a result of:
•Revenue decreased $76.8 million.
◦Largely due to:
▪Lower purchased natural gas sold of $76.7 million, including net environmental compliance costs, recovered in customer rates and offset in expense, as described below.
▪Lower revenue-based taxes of $4.5 million, recovered in rates and offset in expense, as described below.
▪A 15.9 percent or $4.3 million decrease in retail sales volumes to all customer classes due to warmer weather, offset in part by weather normalization and decoupling mechanisms in certain jurisdictions.
▪Transportation volumes decreased 19.7 percent or $1.7 million primarily the result of lower electric generation volumes largely due to warmer weather.
◦Partially offset by:
▪Rate relief of $9.4 million, primarily in Washington, Idaho, Montana and Wyoming.
▪Higher conservation revenues of $800,000 that were offset in expense, as described below.
▪Higher basic service charges of $300,000 due to customer growth.
•Purchased natural gas sold decreased $76.7 million, largely due to lower volumes of natural gas purchased of $55.6 million, commodity costs of $11.2 million and net environmental compliance costs of $9.9 million.

Index
•Operation and maintenance increased $1.6 million.
◦Largely due to:
▪Higher payroll-related costs of $1.2 million.
▪Higher contract services, including higher subcontractor costs and rate case expenses.
▪Higher insurance claims of $800,000.
▪Higher conservation-related costs, recovered in rates, as discussed above.
◦Partially offset by:
▪Timing of software-related expenses.
•Depreciation and amortization increased $300,000, of which $1.3 million resulted from increased property, plant and equipment balances related to growth and replacement projects placed in service, partially offset by lower depreciation rates implemented in Washington, Oregon, Montana and Wyoming of $1.1 million.
•Taxes, other than income decreased $4.1 million, due to lower revenue-based taxes, as described above, partially offset by higher property taxes, largely in Montana and Washington.
•Other income decreased $1.0 million, due to lower interest on regulatory deferral balances, primarily lower purchased gas cost deferral balances.
•Interest expense increased $1.5 million, primarily due to higher long-term debt balances.
•Income tax expense increased $100,000, primarily the result of higher permanent tax adjustments, partially offset by lower income before income taxes.
Outlook In 2025, the utility business experienced rate base growth of 16.0 percent which includes the purchase of its ownership stake in Badger Wind Farm as discussed below. These segments grew rate base by 8.7 percent annually over the last five years on a compound basis and expect to invest approximately $2.5 billion of capital expenditures over the next five years. Operations are spread across eight states where the Company expects customer growth to be higher than the national average. In 2025, these segments experienced retail customer growth of approximately 1.5 percent, and the Company expects customer growth to continue to average 1 percent to 2 percent per year. This customer growth, along with system upgrades and replacements needed to supply safe and reliable service, will require investments in new and replacement electric and natural gas systems.
These segments are exposed to energy price volatility and may be impacted by changes in oil and natural gas exploration and production activity. Rate schedules in the jurisdictions in which the Company's natural gas distribution segment operates contain clauses that permit the Company to file for rate adjustments for changes in the cost of purchased natural gas. Although changes in the price of natural gas are passed through to customers and have minimal impact on the Company's earnings, the natural gas distribution segment's customers may benefit through the Company's utilization of storage and fixed price contracts to help manage price volatility.
Recent regulatory developments have the potential to impact the operation and compliance strategy for Coyote Station. In December 2024, the EPA issued a final decision on the NDDEQ's Regional Haze state implementation plan, disapproving the state's conclusion that no additional controls are warranted for Coyote Station during this implementation period. The EPA has not issued a federal implementation plan in place of the state plan. In January 2025, the Coyote Station co-owners filed a petition challenging the plan disapproval for review with the Eighth Circuit. This action is currently being held in abeyance. In February 2025, the co-owners filed a petition for reconsideration with the EPA, which was granted in April 2025. In October 2025, the EPA released an advanced notice of proposed rulemaking seeking input on restructuring the program with the intent to streamline regulatory requirements for states' visibility improvement obligations. The Electric Generation GHG Rule and Mercury and Air Toxics Standards Rule, as discussed below, also have the potential to impact the operation of Coyote Station. The Company is one of four owners of Coyote Station and cannot make a unilateral decision on the plant's future; therefore, the Company could be negatively impacted by decisions of the other owners. The joint owners continue to collaborate in analyzing data and weighing decisions that impact the plant and its employees as well as each company's customers and communities served.
In December 2025, the Company completed the acquisition of a 49 percent ownership interest in Badger Wind Farm and placed the asset in service. The completed transaction secures 122.5 MW of the project's total 250 MW generation capacity for the Company and follows the NDPSC's Advance Determination of Prudence and Certificate of Public Convenience and Necessity approvals, confirming the project is a prudent, cost-effective investment for customers.
In March 2023, the Company began to provide power for Applied Digital's data center near Ellendale, North Dakota. At full capacity, the data center requires 180 MW of electricity, which is the equivalent of about 21 percent of the Company's generation portfolio. Applied Digital's load is purchased from the MISO market and does not impact other customers' power supply. An electric service agreement to serve an additional 350 MW data center load with Applied Digital in the Company's service territory was approved by the NDPSC. Approximately 50 MW of the incremental data center load is currently online with an additional 50 MW expected to be fully online by the end of the second quarter of 2026.

Index
In August 2024, the Company filed a request with the SDPUC seeking approval on an electric service agreement to provide up to 50 MW of electricity to a data center near Leola, South Dakota. Construction of the data center and approval of the electric service agreement which had been pending development of new local siting requirements for data center loads by McPherson County in South Dakota, were effective August 5, 2025. Approval of the electric service agreement with the SDPUC is still pending filing an updated conditional use permit for the data center siting with McPherson County.
Legislation and rulemaking The Company monitors legislation and rulemaking that may impact its segments. Below are some of the specific actions the Company is monitoring.
•In May 2024, the EPA published four final rules, affecting power sector GHG standards, mercury controls, effluent limits and coal ash management. In March 2025, the EPA announced reconsideration of the Electric Generation and GHG Rule, Mercury and Air Toxics Standards Rule, and Effluent Limitations Guidelines Rule. Depending on final outcomes, compliance costs, and regulatory recovery of compliance costs from customers, these rules could have a material adverse effect on the Company's results of operations and cash flows.
◦In June 2025, the EPA proposed repealing and replacing the May 2024 Electric Generation GHG Rule, with options to (a) exclude the power sector from GHG regulations or (b) remove carbon capture and sequestration requirements while retaining efficiency based standards for natural gas fired combustion units. A final rule is expected in 2026. The Company continues to monitor this rulemaking.
◦In February 2026, the EPA repealed the 2024 Mercury and Air Toxics Standard Rule and restored the 2012 Mercury and Air Toxics Standard Rule, under which the Company’s coal plants maintain compliance. The repeal of the 2024 Mercury and Air Toxics Standard Rule is in litigation.
◦The Company determined the Effluent Limitations Guidelines Rule and related amendments do not have a material impact on the Company.
◦In April 2026, the EPA proposed amendments to federal regulations for coal combustion residuals at legacy coal ash sites. The Company is evaluating the proposal. Comments are due in June 2026.
•In February 2026, the EPA rescinded the 2009 Endangerment Finding and related motor vehicle GHG standards under the Clean Air Act. This action does not directly address or repeal GHG regulations for power plants and other non-motor vehicle sources. The rescinded rules are in litigation.
•In July 2024, the ODEQ published its proposed rules to create a new CPP. The OEQC adopted the rules in November 2024. In April 2026, Cascade joined with 28 other companies, organizations and individuals in filing a lawsuit in the Oregon Court of Appeals challenging the OEQC's statutory authority to adopt the CPP and asking the court to invalidate the CPP. The Company will continue to strive to satisfy all requirements set by the CPP while this litigation is underway. The Company intends to meet its obligations first through no-cost emissions allowances and will fill remaining compliance obligations by investing in additional customer conservation and energy efficiency programs, purchasing community climate investment credits, and acquiring environmental attributes from low-carbon fuel projects such as RNG. Compliance costs for these regulations are being recovered through customer rates. Due to the timing of regulatory recovery, future compliance obligation purchases could impact the Company's operating cash flow.
•In Washington, the Climate Commitment Act was adopted by the Washington Legislature in 2021 and became effective in 2023. The Climate Commitment Act establishes a cap-and-invest program designed to reduce GHG emissions over time, while using auctioned allowances to fund state energy and environmental policy goals. The Company intends to meet its compliance obligations through a combination of energy efficiency measures, no-cost allowances, purchased allowances, and carbon offsets. Compliance costs for these regulations are being recovered through customer rates. Due to the timing of regulatory recovery, the purchase of allowances could impact the Company's operating cash flow.
•The Washington SBCC in 2023 adopted residential and commercial building code amendments that will significantly limit the use of natural gas for space and water heating in new and retrofitted commercial and residential buildings. In May 2024, the Company filed a joint complaint seeking declaratory and injunctive relief under federal law against the Washington SBCC's adoption of the amended Washington State Energy Code. This complaint was dismissed by the federal district court. Petitioners have appealed this decision to the Ninth Circuit. The Company's opening brief was filed in July 2025. Oral argument before a three-judge panel of the Ninth Circuit was held in February 2026.
Initiative Measure No. 2066, which was approved by voters, does not allow the Washington State Energy Code to "in any way prohibit, penalize, or discourage the use of gas for any form of heating, or for uses related to any appliance or equipment, in any building." In May 2025, the King County Superior Court filed an order ruling Initiative Measure No. 2066 unconstitutional. Following the ruling, the Building Industry Association of Washington filed a notice of appeal with the King County Superior Court. The King County Superior Court’s order invalidating Initiative Measure No. 2066 is now pending review by the Washington State Supreme Court. The Court heard oral arguments in the case in January 2026.

Index
Pipeline
Strategy and challenges The pipeline segment provides natural gas transportation, underground storage and energy-related services, including cathodic protection, as discussed in Note 14. The segment focuses on utilizing its extensive expertise in the design, construction and operation of energy infrastructure and related services to increase market share and profitability through optimization of existing operations, organic growth and investments in energy-related assets within or in close proximity to its current operating areas. The segment focuses on the continual safety and reliability of its systems, which entails building, operating and maintaining safe natural gas pipelines and facilities. The segment continues to evaluate growth opportunities including the expansion of natural gas facilities; incremental pipeline projects; and expansion of energy-related services leveraging on its core competencies. In support of this strategy, the Minot Expansion Project was placed in service in November 2025 and increased system capacity by 7 MMcf of natural gas per day.
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
Tariff increases on raw materials could negatively affect the Company's construction projects and maintenance work. The Company continues to monitor the impact tariffs will have on its costs. The Company continues to actively manage the national supply chain challenges by working with its manufacturers and suppliers to help mitigate some of these risks on its business. The segment regularly experiences extended lead times on raw materials that are critical to the segment's construction and maintenance work which could delay maintenance work and construction projects potentially causing lost revenues and/or increased costs. The Company is partially mitigating these challenges by planning for extended lead times further in advance. The Company expects these delays to continue. Inflationary pressures have moderated, but costs for raw material and contract services remain high. For additional discussion regarding risks and uncertainties, see Part I, Item 1A. Risk Factors in the 2025 Annual Report.
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
Earnings overview - The following information summarizes the performance of the pipeline segment.

	Three Months Ended
	March 31,
	2026	2025	Variance
	(In millions)
Operating revenues	$57.1	$56.7	0.7%
Operating expenses:
Operation and maintenance	20.8	19.3	7.8%
Depreciation and amortization	8.2	8.0	2.5%
Taxes, other than income	3.8	3.3	15.2%
Total operating expenses	32.8	30.6	7.2%
Operating income	24.3	26.1	(6.9)%
Other income (expense)	(.3)	.4	(175.0)%
Interest expense	4.0	4.2	(4.8)%
Income before income taxes	20.0	22.3	(10.3)%
Income tax expense	4.7	5.1	(7.8)%
Net income	$15.3	$17.2	(11.0)%

Index

Operating statistics	Three Months Ended
	March 31,
	2026	2025
Transportation volumes (MMdk)	143.2	143.5
Customer natural gas storage balance (MMdk):
Beginning of period	37.6	44.1
Net withdrawal	(10.3)	(22.0)
End of period	27.3	22.1
Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025 Pipeline earnings decreased $1.9 million as a result of:
•Revenues increased $400,000 as a result of:
◦Increased demand revenue, largely due to:
▪Growth projects placed in service of $400,000.
▪Increased usage of short-term natural gas transportation contracts of $400,000.
◦Higher non-regulated project revenue of $1.3 million, partially offset in operation and maintenance expense, as described below.
◦Partially offset by lower storage-related revenue of $1.3 million.
◦Operation and maintenance increased $1.5 million.
◦Primarily from:
▪Higher non-regulated project costs of $1.0 million, associated with increased non-regulated project revenue, as previously discussed.
▪Higher materials costs of $600,000.
▪Higher payroll-related costs of $400,000.
•Depreciation and amortization increased $200,000 driven largely by higher property, plant and equipment balances related to growth projects placed in service, as previously discussed.
•Taxes, other than income increased $500,000, largely due to higher property tax accruals in Montana.
•Other income decreased $700,000, largely due to lower investment returns on the Company's non-qualified benefit plans of $300,000.
•Interest expense decreased $200,000, primarily from higher AFUDC for the construction of the Company's growth projects.
•Income tax expense decreased $400,000, largely due to lower income before income taxes, partially offset by changes in permanent tax adjustments.
Outlook The Company has continued to experience the effect of associated natural gas production in the Bakken, which has provided opportunities for organic growth projects and increased transportation demand. The completion of organic growth projects has contributed to higher volumes of natural gas the Company transports through its system. Bakken natural gas production is currently at or near record levels and the outlook remains positive with continued growth expected due to increasing gas to oil ratios.
Increases in national and global natural gas supply have moderated pressure on natural gas prices and price volatility. While the Company believes there will continue to be varying pressures on natural gas production levels and prices, the long-term outlook for natural gas prices continues to provide growth opportunities for industrial supply and demand related projects and seasonal pricing differentials provide opportunities for natural gas storage services.
The Company continues to monitor, evaluate and implement additional GHG emissions reduction strategies, including increased monitoring frequency and emission source control technologies to minimize potential risk.
GHG emissions regulations continue to evolve due to congressional actions and agency reconsideration. Methane Waste Emissions Charge regulations finalized in 2024 were eliminated by a resolution of disapproval passed by Congress and signed by the President in March 2025. The OBBBA postponed the Waste Emissions Charge provisions in the Clean Air Act to 2034. The EPA has issued several actions since the Administrator's announcement regarding 31 historic actions to advance the President's "Power the Great American Comeback" agenda, which includes extending deadlines for and reconsidering certain oil and gas new source performance standards as well as a proposal to reconsider the Greenhouse Gas Reporting Program. The Company continues to comply with rules as they remain effective, and to monitor and assess these rulemakings and the potential impacts they may have on its business processes, current and future projects, results of operations and disclosures.

Index
The Company continues to focus on improving existing operations and on growth opportunities through organic expansion projects in all areas in which it operates, which includes additional projects supporting the needs of local distribution companies, Bakken area producers, electric generation customers and industrial customers in various stages of development, including:
•Line Section 32 Expansion project which will provide natural gas transportation service to a new electric generation facility in northwest North Dakota. The project consists of approximately 20 miles of pipe and ancillary facilities and is designed to increase natural gas transportation capacity by 190 MMcf per day, which is supported by a long-term customer agreement. The Company continues to make progress on required surveys and filed its FERC 7(c) application in March 2026. The project is dependent on regulatory approvals and targeted to be in service in late 2028.
•Potential Bakken East Pipeline project, which could consist of 350 miles of pipeline construction from western North Dakota to the eastern part of the state, plus additional pipeline laterals. A Binding Open Season concluded in March 2026, with customer requests of approximately 1.4 billion cubic feet per day of natural gas transportation capacity obtained through this process. Of that total, approximately 40% has been signed under Precedent Agreements with additional Precedent Agreements in active negotiation. Included in the open season results is a firm capacity commitment from the State of North Dakota of up to $50 million annually for 10 years, reinforcing the strategic importance of the project to the region's energy infrastructure and economic development opportunities. Based on current assumptions, the total capital investment is estimated between $2.7 to $3.2 billion. This investment would be incremental to the Company's capital investment plan. While a final investment decision has not been made, the Company continues engineering, civil and environmental survey work along the potential route as well as supply chain planning and risk management activities. The Company will evaluate all options to finance a project of this size and scope, including using the Company's balance sheet, pursuing potential partnerships, and various other options. Phase One of the proposed project is targeted to be complete in November 2029, with Phase Two targeted to be complete in November 2030.
•Potential Minot Industrial Pipeline Project, which could consist of an approximately 90-mile pipeline from Tioga, North Dakota to Minot, North Dakota and ancillary facilities. The Company has signed an agreement to support the early stage development of the project which has been extended through late 2026. The project would provide incremental natural gas transportation capacity for anticipated industrial demand.
Other

	Three Months Ended
	March 31,
	2026	2025	Variance
	(In millions)
Operating revenues	$.2	$.2	—%
Operating expenses:
Operation and maintenance	.5	.1	400.0%
Total operating expenses	.5	.1	400.0%
Operating (loss) income	(.3)	.1	(400.0)%
Other income	1.1	1.4	(21.4)%
Interest expense	1.4	1.0	40.0%
(Loss) income before income taxes	(.6)	.5	(220.0)%
Income tax benefit	(7.5)	(5.1)	47.1%
Income from continuing operations	6.9	5.6	23.2%
Discontinued operations, net of tax	(.1)	(.5)	(80.0)%
Net income	$6.8	$5.1	33.3%
Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025
Other reported increased net income compared to the same period in 2025. The increase was primarily due to income tax adjustments related to the Company's annualized estimated tax rate. Partially offsetting the increase was higher operation and maintenance expense.
Other includes the activities of the captive insurer which insures various types of risks of the Company's subsidiaries. Also included in Other is general and administrative costs and interest expense previously allocated to the Company's former businesses that did not meet the criteria for discontinued operations. Discontinued operations includes certain costs associated with legacy business activities.

Index
Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts related to these items were as follows:

	Three Months Ended
	March 31,
	2026	2025
	(In millions)
Intersegment transactions:
Operating revenues	$35.0	$33.8
Purchased natural gas sold	$34.4	$33.3
Operation and maintenance	$.6	$.5
Other income	$.9	$1.1
Interest expense	$.9	$1.1
For more information on intersegment eliminations, see Note 14.
Liquidity and Capital Commitments
At March 31, 2026, the Company had cash, cash equivalents and restricted cash of $53.3 million and available borrowing capacity of $414.6 million under the outstanding credit facilities of the Company and its subsidiaries. The Company expects to meet its obligations for debt maturing within one year and its other operating and capital requirements from various sources, including internally generated funds; credit facilities and commercial paper of the Company and its subsidiaries, as described in Capital resources; and issuance of debt securities and equity securities using the Company's FSA and ATM program, as needed.
Cash flows

	Three Months Ended
	March 31,
	2026	2025
	(In millions)
Net cash provided by (used in):
Operating activities	$149.2	$217.5
Investing activities	(91.2)	(94.8)
Financing activities	(32.9)	(130.1)
Increase (decrease) in cash, cash equivalents and restricted cash	25.1	(7.4)
Cash, cash equivalents and restricted cash -- beginning of year	28.2	66.9
Cash, cash equivalents and restricted cash -- end of period	$53.3	$59.5

Index
Operating activities

	Three Months Ended
	March 31,
	2026	2025	Variance
	(In millions)
Components of net cash provided by operating activities:
Net income	$80.8	$82.0	$(1.2)
Loss from discontinued operations, net of tax	(.1)	(0.5)	.4
Income from continuing operations	80.9	82.5	(1.6)
Adjustments to reconcile net income to net cash provided by operating activities	68.1	43.0	25.1
Changes in current assets and liabilities, net of acquisitions:
Receivables	33.0	15.1	17.9
Inventories	19.3	26.6	(7.3)
Other current assets	(14.3)	92.7	(107.0)
Accounts payable	(14.8)	(28.0)	13.2
Other current liabilities	(11.2)	(11.3)	.1
Pension & postretirement benefit plan contributions	(.2)	(.4)	.2
Other noncurrent changes	(11.5)	(2.2)	(9.3)
Net cash provided by continuing operations	149.3	218.0	(68.7)
Net cash used in discontinued operations	(.1)	(.5)	.4
Net cash provided by operating activities	$149.2	$217.5	$(68.3)
The changes in cash flows from operating activities generally follow the results of operations, as discussed in Business Segment Financial and Operating Data, and are affected by changes in working capital.
The decrease in cash flows provided by operating activities in 2026 from 2025 was largely driven by the natural gas distribution business, primarily the result of lower collections of purchased gas costs of $40.8 million and carbon compliance costs of $33.2 million. Partially offsetting was higher collections of customer accounts receivables and lower gas payables.
Investing activities

	Three Months Ended
	March 31,
	2026	2025	Variance
	(In millions)
Components of net cash used in investing activities:
Capital expenditures	$(92.4)	$(93.0)	$.6
Cost of removal, net of salvage value	(.8)	0.8	(1.6)
Purchase of investment securities	(2.0)	(2.6)	.6
Proceeds from investment securities	4.0	—	4.0
Net cash used in investing activities	$(91.2)	$(94.8)	$3.6
The cash used in investing activities decreased compared to 2025, primarily due to excess cash above the 125% funding limit withdrawn from the Company's unfunded, nonqualified defined benefit plans.

Index
Financing activities

	Three Months Ended
	March 31,
	2026	2025	Variance
	(In millions)
Components of net cash used in financing activities:
Issuance of long-term debt	$138.4	$—	$138.4
Repayment of long-term debt	(218.9)	(99.1)	(119.8)
Debt issuance costs	(.5)	—	(.5)
Issuance of common stock, net	81.2	—	81.2
Dividends paid	(28.6)	(26.5)	(2.1)
Tax withholding on stock-based compensation	(4.5)	(4.5)	—
Net cash used in financing activities	$(32.9)	$(130.1)	$97.2
The cash used in financing activities decreased compared to 2025, primarily due to 2026 long term debt issuances and net proceeds from the issuance of common stock, partially offset by lower long term debt repayments, including line of credit repayments.
Capital expenditures
Capital expenditures for the first three months of 2026 and 2025 were $83.4 million and $79.8 million, respectively. Capital expenditures at the Company's business segments are estimated to be approximately $565.4 million for 2026, which is comparable to what was previously reported in the 2025 Annual Report. Capital expenditure estimates have been updated to accommodate project timeline and scope changes made thus far in 2026.
Planned utility investments in the Company's estimated capital expenditures for 2026 through 2028 include system upgrades, substation improvements and generation projects, construction of JETx, system replacements, expansion and modernization projects to meet demand from a growing customer base, including new service extensions and capacity expansion to accommodate economic and population growth across the Company's eight-state territory. The pipeline business will continue to evaluate customer-driven projects, including expansion projects, to serve power generation and industrial demand in the region. In addition, the pipeline will focus on system maintenance and expanding capacity where market conditions support additional investment. Investment in the potential Bakken East Pipeline project would be incremental to the outlined capital program. A number of projects are included in the planned investments as the Company continues to invest in safe, reliable and environmentally-responsible energy delivery infrastructure across its regulated businesses. For more information on the Company's growth projects, see Business Segment Financial and Operating Data.
The Company continues to evaluate potential future acquisitions and other growth opportunities that would be incremental to the outlined capital program; however, they are dependent upon the availability of economic opportunities and, as a result, capital expenditures may vary significantly from the estimate previously discussed. The Company continuously monitors its capital expenditures for project delays and changes in economic viability and adjusts as necessary. It is anticipated that all funds required for capital expenditures for the years 2026 through 2028 will be funded by various sources, including equity issuance, debt financing and internally generated funds.

Index
Capital resources
The Company requires significant cash to support and grow its businesses. The primary sources of cash other than cash generated from operating activities are cash from revolving credit facilities, the issuance of long-term debt and the sale of equity securities.
Debt resources
Certain debt instruments of the Company and its subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt instruments, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions. The Company and its subsidiaries were in compliance with applicable covenants at March 31, 2026. In the event the Company and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. As of March 31, 2026, the Company had investment grade credit ratings at all entities issuing debt. For more information on the Company's debt instruments, covenants, certain other conditions and cross-default provisions, see Note 13 and Part II, Item 6 in this document and Part II, Item 8 in the 2025 Annual Report.

Equity offerings
In August 2025, the Company entered into an EDA pursuant to which it may issue, offer, and sell, from time to time, up to an aggregate gross sales price of $400.0 million of shares of its common stock through an ATM offering program, which includes the ability to enter into FSAs. Since the establishment of the ATM offering program, the Company did not issue common stock pursuant to the EDA nor enter into any FSAs related to the EDA.
On December 5, 2025, the Company completed a follow-on public offering of 10,152,284 of shares of the Company's common stock at a public offering price of $19.70 per share. In addition, on December 23, 2025, the underwriters exercised their option to purchase 1,522,842 additional shares of the Company's common stock. Pursuant to the FSAs entered into in connection with the offering, the Company has the discretion to settle the FSAs on one or more settlement dates prior to December 6, 2027, subject to certain price adjustments as set forth in the FSAs as well as adjustments for transaction and other associated fees. The FSAs will be physically settled with shares of common stock issued by the Company, unless the Company elects to settle the FSAs in net cash or net shares, subject to certain conditions. If the Company elects to physically settle the FSAs, the Company will physically issue shares of common stock to the banking counterparties at the then-applicable forward sale price and receive proceeds at that time.
In March 2026, the Company partially settled the FSAs with physical delivery of 4.3 million shares of common stock to the counterparties in exchange for cash of $81.3 million. At March 31, 2026, the Company could have settled all of its outstanding FSAs with physical delivery of 7,375,126 shares of common stock to the banking counterparties in exchange for cash of approximately $139.6 million. If the FSAs had been net cash or net share settled at March 31, 2026, the Company estimates that the counterparties, in aggregate, would have been entitled to a net settlement of $13.2 million or 635,500 shares, respectively.
Actual cash proceeds, if any, for settlement of FSAs will depend on the method and timing the Company elects for settlement. Prior to settlement, the potentially issuable shares pursuant to the FSAs were and will be reflected in the Company's diluted earnings per share calculation using the treasury stock method. For more detailed information about the Company's equity transactions, see Note 8.
Material cash requirements
There were no material changes in the Company's remaining contractual obligations related to estimated interest payments, asset retirement obligations and uncertain tax positions for 2026 from those reported in the 2025 Annual Report. For more information on the Company's contractual obligations on long-term debt, operating leases and purchase commitments, see Part II, Item 7 in the 2025 Annual Report.
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
There were no material changes to the Company's noncontributory qualified defined benefit pension plans from those reported in the 2025 Annual Report other than the Company now expects to contribute approximately $4.0 million to its pension plans in 2026. For more information, see Note 15 and Part II, Item 7 in the 2025 Annual Report.

Index
New Accounting Standards
For information regarding new accounting standards, see Note 2, which is incorporated by reference.
Critical Accounting Estimates
The Company's critical accounting estimates include impairment testing of goodwill; regulatory assets expected to be recovered in rates charged to customers; actuarially determined pension and other postretirement benefit costs; and income taxes. There were no material changes in the Company's critical accounting estimates from those reported in the 2025 Annual Report. For more information on critical accounting estimates, see Part II, Item 7 in the 2025 Annual Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the Company's market risks in Part II, Item 7A - Quantitative and Qualitative Disclosures About Market Risk in the 2025 Annual Report.
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
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
Part II -- Other Information
Item 1. Legal Proceedings
There were no material changes to the Company's legal proceedings in Part I, Item 3 - Legal Proceedings in the 2025 Annual Report.
Item 1A. Risk Factors
Please refer to the Company's risk factors that are disclosed in Part I, Item 1A. Risk Factors in the 2025 Annual Report that could be materially harmful to the Company's business, prospects, financial condition or financial results if they occur. At March 31, 2026, there were no material changes to the Company's risk factors provided in Part I, Item 1A. Risk Factors in the 2025 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information with respect to the Company's purchase of equity securities:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1 through January 31, 2026	—	$—	—	—
February 1 through February 28, 2026	219,030	20.36	—	—
March 1 through March 31, 2026	1,491	20.61	—	—
Total	220,521	$20.36	—	—

(1) Represents shares of common stock withheld by the Company to pay taxes in connection with the vesting of shares granted pursuant to the Company's stock based compensation program as well as shares of common stock purchased on the open market for the Company's non-employee directors who elected to receive additional shares of common stock in lieu of a portion of their cash retainer.
(2) Not applicable. The Company does not currently have in place any publicly announced plans or programs to repurchase equity securities.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
See the index to exhibits immediately preceding the signature page to this report.

Index

Exhibits Index
Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number

3(a)	Amended and Restated Certificate of Incorporation of MDU Resources Group, Inc.		8-K		3.2	5/8/19	1-03480
3(b)	Bylaws of MDU Resources Group, Inc.		8-K		3.1	2/14/25	1-03480
**10(a)	Second Amended and Restated Note Purchase and Private Shelf Agreement, dated as of December 22, 2022, by and among WBI Energy Transmission, Inc., PGIM, Inc., and the other purchasers named therein.		8-K		10.1	1/16/26	1-03480
**10(b)	Amendment No. 1, dated as of January 14, 2026, to Second Amended and Restated Note Purchase and Private Shelf Agreement, dated as of December 22, 2022, by and among WBI Energy Transmission, Inc., PGIM, Inc., and the other purchasers named therein.		8-K		10.2	1/16/26	1-03480
31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
*32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Furnished Herewith
**Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules and exhibits to the U.S. Securities and Exchange Commission upon request; provided that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

Index
Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU RESOURCES GROUP, INC.

DATE:	May 7, 2026	BY:	/s/ Jason L. Vollmer
Jason L. Vollmer
Chief Financial Officer

		BY:	/s/ Stephanie A. Sievert
Stephanie A. Sievert
Chief Accounting and Regulatory Affairs Officer