Form 10-Q
period 2026-06-30
MDU RESOURCES GROUP INC
filed 2026-08-06
CIK 67716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 2026: 210,349,456 shares.

Index
Definitions
The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2025 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2025
AFUDC	Allowance for funds used during construction
Applied Digital	Applied Digital Corporation
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
ATM	At-the-Market
Badger Wind Farm	250 MW wind turbine farm near Wishek, North Dakota (49.0 percent ownership)
Big Stone Station	475-MW coal-fired electric generating facility near Big Stone City, South Dakota (22.7 percent ownership)
Binding Open Season	A formal bidding procedure used by pipelines to determine the level of interest of existing and potential shippers for new or additional firm transportation service
Cascade	Cascade Natural Gas Corporation, an indirect wholly-owned subsidiary of MDU Energy Capital
Centennial	CEHI, LLC, a direct wholly-owned subsidiary of the Company, formerly known as Centennial Energy Holdings, Inc., prior to the separation of Knife River from the Company. References to Centennial's historical business and operations refer to the business and operations of Centennial Energy Holdings, Inc.
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly-owned subsidiary of Centennial
CODM	Chief Operating Decision Maker
Company	MDU Resources Group, Inc.
COVID-19	Coronavirus disease 2019
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
CPP	Climate Protection Program
CWIP	Construction work in progress, costs associated with the construction of new utility facilities recorded on the balance sheet until these facilities are placed in service
dk	Decatherm
EDA	Equity Distribution Agreement
Eighth Circuit	United States Court of Appeals for the Eighth Circuit
EPA	United States Environmental Protection Agency
Everus	Everus Construction Group, Inc., a wholly-owned subsidiary of the Company prior to the separation from the Company, that was established in conjunction with the separation of Everus Construction
Everus Construction	Everus Construction, Inc., a direct wholly-owned subsidiary of Centennial prior to the separation from the Company, formerly known as MDU Construction Services Group, Inc. prior to March 12, 2024
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FSA	Forward sale agreement
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
Holding Company Reorganization	The internal holding company reorganization completed on January 1, 2019, pursuant to the agreement and plan of merger, dated as of December 31, 2018, by and among Montana-Dakota, the Company and MDUR Newco Sub, which resulted in the Company becoming a holding company and owning all of the outstanding capital stock of Montana-Dakota
HPC	High performance computing

Index

Intermountain	Intermountain Gas Company, an indirect wholly-owned subsidiary of MDU Energy Capital
JETx	345-kV transmission line from Jamestown, North Dakota to Ellendale, North Dakota (50 percent ownership)
kWh	Kilowatt-hour
kV	Kilovolt
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly-owned subsidiary of the Company
MDUR Newco	MDUR Newco, Inc., a public holding company created by implementing the Holding Company Reorganization, now known as the Company
MDUR Newco Sub	MDUR Newco Sub, Inc., a direct, wholly-owned subsidiary of MDUR Newco, which was merged with and into Montana-Dakota in the Holding Company Reorganization
MISO	Midcontinent Independent System Operator, Inc., the organization that provides open-access transmission services and monitors the high-voltage transmission system in the Midwest United States and Manitoba, Canada and a southern United States region which includes much of Arkansas, Mississippi, and Louisiana
MMcf	Million cubic feet
MMdk	Million dk
Montana-Dakota	Montana-Dakota Utilities Co., a direct wholly-owned subsidiary of MDU Energy Capital
MW	Megawatt
NDDEQ	North Dakota Department of Environmental Quality
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NPA	Note Purchase Agreement
OBBBA	One Big Beautiful Bill Act
ODEQ	Oregon Department of Environmental Quality
OEQC	Oregon Environmental Quality Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
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
The Company is organized into three reportable business segments. These business segments include: electric, natural gas distribution and pipeline. The Company's business segments are determined based on the Company's method of internal reporting, which generally segregates the business activities by differences in products and services. The internal reporting of these segments is defined based on the reporting and review process used by the Company's CODM.
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

Index
Part I -- Financial Information
Item 1. Financial Statements

MDU Resources Group, Inc.
Consolidated Statements of Income
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Operating revenues	$375,303	$351,186	$981,280	$1,026,019
Operating expenses:
Purchased natural gas sold	93,538	96,057	332,929	413,214
Electric fuel and purchased power	38,674	34,891	84,741	78,639
Operation and maintenance	114,016	112,887	228,921	223,934
Depreciation and amortization	55,183	51,853	109,362	103,114
Taxes, other than income	25,947	25,166	61,677	63,923
Total operating expenses	327,358	320,854	817,630	882,824
Operating income	47,945	30,332	163,650	143,195
Other income	6,227	9,945	8,832	14,942
Interest expense	31,548	25,445	64,233	52,267
Income before income taxes	22,624	14,832	108,249	105,870
Income taxes	3,351	655	8,029	9,226
Income from continuing operations	19,273	14,177	100,220	96,644
Discontinued operations, net of tax	1,967	(397)	1,837	(899)
Net income	$21,240	$13,780	$102,057	$95,745
Earnings per share - basic:
Income from continuing operations	$.09	$.07	$.48	$.47
Discontinued operations, net of tax	.01	—	.01	—
Earnings per share - basic	$.10	$.07	$.49	$.47
Earnings per share - diluted:
Income from continuing operations	$.09	$.07	$.48	$.47
Discontinued operations, net of tax	.01	—	.01	—
Earnings per share - diluted	$.10	$.07	$.49	$.47
Weighted average common shares outstanding - basic	209,630	204,331	207,545	204,237
Weighted average common shares outstanding - diluted	211,663	205,211	209,342	205,086
The accompanying condensed notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Net income	$21,240	$13,780	$102,057	$95,745
Other comprehensive income:
Postretirement liability adjustment:
Amortization of postretirement liability losses included in net periodic benefit credit, net of tax of $50 and $33 for the three months ended and $85 and $51 for the six months ended in 2026 and 2025, respectively	159	103	333	221
Net unrealized (loss) gain on available-for-sale investments:
Net unrealized (loss) gain on available-for-sale investments arising during the period, net of tax of $(10) and $4 for the three months ended and $(20) and $23 for the six months ended in 2026 and 2025, respectively	(39)	14	(76)	85
Reclassification adjustment for loss on available-for-sale investments included in net income, net of tax of $1 and $1 for the three months ended and $2 and $1 for the six months ended in 2026 and 2025, respectively	3	3	6	6
Net unrealized (loss) gain on available-for-sale investments	(36)	17	(70)	91
Other comprehensive income	123	120	263	312
Comprehensive income attributable to common stockholders	$21,363	$13,900	$102,320	$96,057
The accompanying condensed notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Balance Sheets
(Unaudited)
	June 30, 2026	June 30, 2025	December 31, 2025
Assets	(In thousands, except shares and per share amounts)
Current assets:
Cash, cash equivalents and restricted cash	$46,269	$58,801	$28,212
Receivables, net	151,694	156,728	258,631
Current regulatory assets	192,794	141,744	179,579
Inventories	19,330	19,713	39,052
Current environmental allowances	24,242	20,449	26,194
Prepayments and other current assets	61,646	44,491	40,768
Total current assets	495,975	441,926	572,436
Noncurrent assets:
Property, plant and equipment	8,408,615	7,711,004	8,264,972
Less accumulated depreciation and amortization	2,351,592	2,276,447	2,304,787
Net property, plant and equipment	6,057,023	5,434,557	5,960,185
Goodwill	345,736	345,736	345,736
Regulatory assets	295,865	309,302	297,218
Investments	123,137	115,784	121,177
Environmental allowances	162,151	111,671	112,376
Other	232,187	186,941	213,078
Total noncurrent assets	7,216,099	6,503,991	7,049,770
Total assets	$7,712,074	$6,945,917	$7,622,206
Liabilities and Stockholders' Equity
Current liabilities:
Long-term debt due within one year	$4,700	$136,700	$144,700
Accounts payable	110,742	107,178	148,970
Regulatory liabilities due within one year	156,951	134,254	148,584
Taxes payable	34,359	53,428	44,686
Dividends payable	29,449	26,563	28,614
Accrued compensation	21,409	20,795	34,666
Current environmental obligations	24,086	19,561	24,086
Other accrued liabilities	118,035	96,312	110,917
Total current liabilities	499,731	594,791	685,223
Noncurrent liabilities:
Long-term debt	2,572,457	2,045,235	2,532,155
Deferred income taxes	454,147	426,556	437,286
Regulatory liabilities	478,405	468,168	472,329
Asset retirement obligations	441,048	415,137	431,587
Environmental obligations	153,741	93,451	108,448
Other	185,623	170,675	182,261
Total noncurrent liabilities	4,285,421	3,619,222	4,164,066
Commitments and contingencies
Stockholders' equity:
Common stock Authorized - 500,000,000 shares, $1.00 par value Shares issued - 210,349,456 at June 30, 2026, 204,331,170 at June 30, 2025 and 204,382,821 at December 31, 2025	210,349	204,331	204,383
Other paid-in capital	1,580,599	1,472,150	1,476,355
Retained earnings	1,152,426	1,071,909	1,108,894
Accumulated other comprehensive loss	(16,452)	(16,486)	(16,715)
Total stockholders' equity	2,926,922	2,731,904	2,772,917
Total liabilities and stockholders' equity	$7,712,074	$6,945,917	$7,622,206
The accompanying condensed notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Equity
(Unaudited)
			Other Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Common Stock
	Shares	Amount				Total
	(In thousands, except shares)
At December 31, 2025	204,382,821	$204,383	$1,476,355	$1,108,894	$(16,715)	$2,772,917
Net income	—	—	—	80,817	—	80,817
Other comprehensive income	—	—	—	—	140	140
Dividends declared on common stock	—	—	—	(28,868)	—	(28,868)
Stock-based compensation	—	—	1,932	—	—	1,932
Issuance of common stock, net	4,300,000	4,300	76,859	—	—	81,159
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	323,203	323	(4,782)	—	—	(4,459)
At March 31, 2026	209,006,024	$209,006	$1,550,364	$1,160,843	$(16,575)	$2,903,638
Net income	—	—	—	21,240	—	21,240
Other comprehensive income	—	—	—	—	123	123
Dividends declared on common stock	—	—	—	(29,657)	—	(29,657)
Stock-based compensation	—	—	1,934	—	—	1,934
Issuance of common stock, net	1,343,432	1,343	28,301	—	—	29,644
At June 30, 2026	210,349,456	$210,349	$1,580,599	$1,152,426	$(16,452)	$2,926,922

			Other Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Common Stock
	Shares	Amount				Total
	(In thousands, except shares)
At December 31, 2024	203,934,578	$203,935	$1,473,738	$1,029,699	$(16,798)	$2,690,574
Net income	—	—	—	81,965	—	81,965
Other comprehensive income	—	—	—	—	192	192
Dividends declared on common stock	—	—	—	(26,765)	—	(26,765)
Stock-based compensation	—	—	1,646	—	—	1,646
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	396,592	396	(4,872)	—	—	(4,476)
At March 31, 2025	204,331,170	$204,331	$1,470,512	$1,084,899	$(16,606)	$2,743,136
Net income	—	—	—	13,780	—	13,780
Other comprehensive income	—	—	—	—	120	120
Dividends declared on common stock	—	—	—	(26,770)	—	(26,770)
Stock-based compensation	—	—	1,638	—	—	1,638
At June 30, 2025	204,331,170	$204,331	$1,472,150	$1,071,909	$(16,486)	$2,731,904
The accompanying condensed notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2026	2025
	(In thousands)
Operating activities:
Net income	$102,057	$95,745
Income (loss) from discontinued operations, net of tax	1,837	(899)
Income from continuing operations	100,220	96,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,362	103,114
Deferred income taxes	11,636	(19,003)
Provision for credit losses	3,110	3,179
Amortization of debt issuance costs	878	619
Employee stock-based compensation costs	3,866	3,284
Pension and postretirement benefit plan net periodic benefit cost (credit)	696	(534)
Unrealized gains on investments	(4,062)	(2,557)
Changes in current assets and liabilities, net of acquisitions:
Receivables	103,827	129,471
Inventories	19,306	24,957
Other current assets	(22,982)	86,740
Accounts payable	(36,375)	(47,580)
Other current liabilities	(7,678)	(28,493)
Pension and postretirement benefit plan contributions	(960)	(2,465)
Other noncurrent changes	(16,888)	(11,790)
Net cash provided by continuing operations	263,956	335,586
Net cash provided by (used in) discontinued operations	1,344	(702)
Net cash provided by operating activities	265,300	334,884
Investing activities:
Capital expenditures	(193,500)	(173,982)
Cost of removal, net	(3,894)	(2,577)
Purchase of investment securities	(2,743)	(2,858)
Proceeds from investment securities	4,000	5,000
Net cash used in investing activities	(196,137)	(174,417)
Financing activities:
Issuance of long-term debt	134,450	—
Repayment of long-term debt	(234,009)	(111,008)
Debt issuance costs	(619)	(11)
Issuance of common stock, net	110,803	—
Dividends paid	(57,272)	(53,075)
Tax withholding on stock-based compensation	(4,459)	(4,476)
Net cash used in financing activities	(51,106)	(168,570)
Increase (decrease) in cash, cash equivalents and restricted cash	18,057	(8,103)
Cash, cash equivalents and restricted cash - beginning of year	28,212	66,904
Cash, cash equivalents and restricted cash - end of period	$46,269	$58,801
Supplemental cash flow information:
Cash expenditures during the year for:
Interest, net*	$57,289	$49,407
Income taxes paid, net	$1,578	$6,225
Noncash investing and financing transactions:
Property, plant and equipment additions in accounts payable	$41,295	$38,644
Right-of-use assets obtained in exchange for new operating lease liabilities	$359	$500
*AFUDC - borrowed was $4.1 million and $3.4 million for the six months ended June 30, 2026 and 2025, respectively.
The accompanying condensed notes are an integral part of these consolidated financial statements.

Index
MDU Resources Group, Inc.
Condensed Notes to Consolidated
Financial Statements
June 30, 2026 and 2025
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
Management has also evaluated the impact of events occurring after June 30, 2026, up to the date of issuance of these consolidated interim financial statements on August 6, 2026, that would require recognition or disclosure in the Consolidated Financial Statements.
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
		Effective for annual reporting periods beginning after December 15, 2028.	The Company is currently evaluating the impact the guidance will have on its results of operations, financial position, cash flows, and disclosures for the year ended December 31, 2029.
ASU 2026-02 Environmental Credits and Environmental Credit Obligations	In May 2026, the FASB issued guidance on recognition, measurement, presentation, and disclosure requirements for entities that generate, purchase, or receive environmental credits or have environmental compliance obligations that may be settled with environmental credits.	Effective for annual reporting periods beginning after December 15, 2027.	The Company is currently evaluating the impact the guidance will have on its results of operations, financial position, cash flows, and disclosures for the year ended December 31, 2028.

Index
Note 3 - Discontinued operations
Discontinued operations includes certain costs associated with legacy business activities other than certain general and administrative costs (reflected in operation and maintenance expense) and interest expense, which were previously allocated to the Company's former businesses which do not meet the criteria for discontinued operations.
On October 31, 2024, the Company completed the separation of Everus, its former construction services segment, into a new independent, publicly-traded company. As a result of the separation, the Company provided to Everus and Everus provided to the Company transition services in accordance with the TSA entered into on October 31, 2024. For the three and six months ended June 30, 2026, the Company received $72,000 and $1.3 million, respectively, for these related activities. For the three and six months ended June 30, 2025, the Company received $3.7 million and $5.5 million, respectively, and paid $12,000 and $25,000, respectively, for these related activities. All transition services were completed as of March 31, 2026.
The Company did not incur any separation related costs for the three months ended June 30, 2026. Separation related costs of $130,000, net of tax, were incurred during the six months ended June 30, 2026 and $45,000 and $547,000, net of tax, for the three and six months ended June 30, 2025, respectively. In the second quarter of 2026, the Company recorded a tax benefit of $1.5 million related to an election for a change in tax method for certain strategic initiative costs. Separation costs incurred and the tax benefit are presented in Discontinued operations, net of tax in the Consolidated Statements of Income. Separation costs primarily relate to transaction and third-party support costs, one-time business separation fees and related tax charges.
The Company had no assets or liabilities related to the discontinued operations of Everus on its balance sheet as of June 30, 2026, June 30, 2025, or December 31, 2025.
The reconciliation of the major classes of income and expense constituting pretax income (loss) from discontinued operations to the after-tax income (loss) from discontinued operations on the Consolidated Statements of Income were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Operating revenues	$1	$—	$1	$—
Operating expenses	(650)	429	(494)	1,028
Operating (loss) income	651	(429)	495	(1,028)
Other income	—	—	—	—
Interest expense	—	—	—	—
Income (loss) from discontinued operations before income taxes	651	(429)	496	(1,028)
Income tax benefit	(1,316)	(32)	(1,341)	(129)
Discontinued operations, net of tax	$1,967	$(397)	$1,837	$(899)
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

Index
Details of the Company's expected credit losses were as follows:

	Electric	Natural gas distribution	Pipeline	Total
	(In thousands)
At December 31, 2025	$506	$1,443	$—	$1,949
Current expected credit loss provision	952	1,670	—	2,622
Less write-offs charged against the allowance	1,066	1,098	—	2,164
Credit loss recoveries collected	188	272	—	460
At March 31, 2026	$580	$2,287	$—	$2,867
Current expected credit loss provision	269	219	—	488
Less write-offs charged against the allowance	368	1,013	—	1,381
Credit loss recoveries collected	88	167	—	255
At June 30, 2026	$569	$1,660	$—	$2,229

	Electric	Natural gas distribution	Pipeline	Total
	(In thousands)
At December 31, 2024	$473	$1,366	$—	$1,839
Current expected credit loss provision	939	2,213	—	3,152
Less write-offs charged against the allowance	1,036	1,269	—	2,305
Credit loss recoveries collected	166	252	—	418
At March 31, 2025	$542	$2,562	$—	$3,104
Current expected credit loss provision	178	(151)	—	27
Less write-offs charged against the allowance	333	1,002	—	1,335
Credit loss recoveries collected	74	165	—	239
At June 30, 2025	$461	$1,574	$—	$2,035
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

	June 30, 2026	June 30, 2025	December 31, 2025
	(In thousands)
Natural gas in storage (current)	$14,413	$14,937	$34,333
Fuel stock	4,917	4,776	4,719
Total	$19,330	$19,713	$39,052
The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in noncurrent assets - other and was $47.8 million, $48.5 million and $47.8 million at June 30, 2026 and 2025 and December 31, 2025, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Weighted average common shares outstanding - basic	209,630	204,331	207,545	204,237
Effect of dilutive performance share awards and restricted stock units	2,033	880	1,797	849
Weighted average common shares outstanding - diluted	211,663	205,211	209,342	205,086
Earnings per share - basic:
Income from continuing operations	$.09	$.07	$.48	$.47
Discontinued operations, net of tax	.01	—	.01	—
Earnings per share - basic	$.10	$.07	$.49	$.47
Earnings per share - diluted:
Income from continuing operations	$.09	$.07	$.48	$.47
Discontinued operations, net of tax	.01	—	.01	—
Earnings per share - diluted	$.10	$.07	$.49	$.47
Shares excluded from the calculation of diluted earnings per share	—	—	25	—
Dividends declared per common share	$.14	$.13	$.28	$.26
Note 8 - Equity
At-the-market offering program
On August 7, 2025, the Company entered into an EDA pursuant to which it may issue, offer, and sell, from time to time, up to an aggregate gross sales price of $400.0 million of shares of its common stock through an ATM offering program, which includes the ability to enter into FSAs. Since the establishment of the ATM offering program, the Company did not enter into any FSAs related to the EDA. As of June 30, 2026, the Company had capacity to issue up to an aggregate gross sales price of $370.0 million in shares of common stock under the ATM offering program. Details of the Company's ATM offering activity were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Shares issued	1,343	—	1,343	—
Net proceeds	$29,644	$—	$29,644	$—
Issuance costs	$356	$—	$356	$—

Equity forward sale agreements
On December 5, 2025, the Company completed a follow-on public offering of 10.2 million shares of the Company's common stock at a public offering price of $19.70 per share. In addition, on December 23, 2025, the underwriters exercised their option to purchase 1.5 million additional shares of common stock. Pursuant to the FSAs entered into in connection with the offering, the Company has discretion to settle the FSAs on one or more settlement dates prior to December 6, 2027, subject to certain price adjustments as set forth in the FSAs as well as adjustments for transaction and other associated fees. The FSAs will be physically settled with shares of common stock issued by the Company, unless the Company elects to settle the FSAs in net cash or net shares, subject to certain conditions. If the Company elects to physically settle the FSAs, the Company will physically issue shares of common stock to the banking counterparties at the then-applicable forward sale price and receive proceeds at that time.
In March 2026, the Company partially settled the FSAs with physical delivery of 4.3 million shares of common stock to the counterparties in exchange for cash of $81.3 million. At June 30, 2026, the Company could have settled all of its outstanding FSAs with physical delivery of 7.4 million shares of common stock to the banking counterparties in exchange for cash of approximately $139.6 million. If the FSAs had been net cash or net share settled at June 30, 2026, the Company estimates that the counterparties, in aggregate, would have been entitled to a net settlement of $16.8 million or 792,557 shares, respectively.

Index
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

Three Months Ended June 30, 2026	Electric	Natural gas distribution	Pipeline	Other	Total
	(In thousands)
Residential utility sales	$35,080	$106,001	$—	$—	$141,081
Commercial utility sales*	50,479	66,432	—	—	116,911
Industrial utility sales	10,946	8,593	—	—	19,539
Other utility sales	2,083	—	—	—	2,083
Natural gas transportation	—	16,834	47,173	—	64,007
Natural gas storage	—	—	5,530	—	5,530
Other	18,600	11,371	4,061	201	34,233
Intersegment eliminations	(124)	(86)	(10,052)	(201)	(10,463)
Revenues from contracts with customers	117,064	209,145	46,712	—	372,921
Other revenues	(1,148)	3,502	28	—	2,382
Total external operating revenues	$115,916	$212,647	$46,740	$—	$375,303
*Commercial utility sales includes the impact from data centers at the electric segment.

Index

Three Months Ended June 30, 2025	Electric	Natural gas distribution	Pipeline	Other	Total
	(In thousands)
Residential utility sales	$28,569	$100,041	$—	$—	$128,610
Commercial utility sales*	43,428	65,699	—	—	109,127
Industrial utility sales	9,247	9,098	—	—	18,345
Other utility sales	1,793	—	—	—	1,793
Natural gas transportation	—	15,814	46,120	—	61,934
Natural gas storage	—	—	5,172	—	5,172
Other	17,123	11,626	4,977	179	33,905
Intersegment eliminations	(140)	(92)	(9,796)	(180)	(10,208)
Revenues from contracts with customers	100,020	202,186	46,473	(1)	348,678
Other revenues	(2,134)	4,608	34	—	2,508
Total external operating revenues	$97,886	$206,794	$46,507	$(1)	$351,186
*Commercial utility sales includes the impact from data centers at the electric segment.

Six Months Ended June 30, 2026	Electric	Natural gas distribution	Pipeline	Other	Total
	(In thousands)
Residential utility sales	$74,481	$352,327	$—	$—	$426,808
Commercial utility sales*	99,663	223,800	—	—	323,463
Industrial utility sales	20,956	21,005	—	—	41,961
Other utility sales	4,043	—	—	—	4,043
Natural gas transportation	—	34,340	96,250	—	130,590
Natural gas storage	—	—	10,997	—	10,997
Other	40,864	31,921	6,565	400	79,750
Intersegment eliminations	(291)	(175)	(44,512)	(400)	(45,378)
Revenues from contracts with customers	239,716	663,218	69,300	—	972,234
Other revenues	(2,782)	11,776	52	—	9,046
Total external operating revenues	$236,934	$674,994	$69,352	$—	$981,280
*Commercial utility sales includes the impact from data centers at the electric segment.

Six Months Ended June 30, 2025	Electric	Natural gas distribution	Pipeline	Other	Total
	(In thousands)
Residential utility sales	$68,254	$389,276	$—	$—	$457,530
Commercial utility sales*	91,905	258,030	—	—	349,935
Industrial utility sales	18,411	24,560	—	—	42,971
Other utility sales	3,643	—	—	—	3,643
Natural gas transportation	—	33,524	95,373	—	128,897
Natural gas storage	—	—	11,202	—	11,202
Other	34,714	35,103	6,339	358	76,514
Intersegment eliminations	(318)	(187)	(43,132)	(358)	(43,995)
Revenues from contracts with customers	216,609	740,306	69,782	—	1,026,697
Other revenues	(6,462)	5,735	49	—	(678)
Total external operating revenues	$210,147	$746,041	$69,831	$—	$1,026,019
*Commercial utility sales includes the impact from data centers at the electric segment.

Index
Remaining performance obligations
The remaining performance obligations at the pipeline segment include firm transportation and storage contracts with fixed pricing and fixed volumes. The Company has applied the practical expedient that does not require additional disclosures for contracts with an original duration of less than 12 months, to certain firm transportation, storage and non-regulated contracts. The Company's firm transportation and storage contracts included in the remaining performance obligations have weighted average remaining durations of less than four years and two years, respectively.
At June 30, 2026, the Company expects to recognize revenue in future periods from remaining performance obligations, as follows:

12 months or less	Next 13-24 months	25 months or more	Total
(In millions)
$83.8	$77.7	$329.9	$491.4
Note 10 - Regulatory matters
Regulatory assets and liabilities
The following table summarizes the individual components of unamortized regulatory assets and liabilities:

	Estimated Recovery or Refund Period as of June 30, 2026	*	June 30, 2026	June 30, 2025	December 31, 2025
			(In thousands)
Regulatory assets:
Current:
Environmental compliance programs	Up to 1 year		$95,915	$63,245	$78,784
Conservation programs	Up to 1 year		33,426	21,541	29,148
Decoupling mechanisms	Up to 1 year		23,272	7,974	17,091
Cost recovery mechanisms	Up to 1 year		18,376	6,389	13,460
Natural gas costs recoverable through rate adjustments	Up to 1 year		11,334	36,567	22,897
Electric fuel and purchased power deferral	Up to 1 year		2,043	2,050	6,902
Other	Up to 1 year		8,428	3,978	11,297
			192,794	141,744	179,579
Noncurrent:
Pension and postretirement benefits	**		135,222	142,064	135,222
Cost recovery mechanisms	Up to 23 years		58,977	70,533	63,328
Plant costs/asset retirement obligations	Over plant lives		48,088	46,684	48,352
Manufactured gas plant site remediation	-		28,042	27,212	28,411
Taxes recoverable from customers	Over plant lives		12,101	12,220	12,250
Covid-19 deferred costs	Up to 2 years		3,590	3,886	3,761
Long-term debt refinancing costs	Up to 37 years		1,500	1,718	1,799
Other	Up to 13 years		8,345	4,985	4,095
			295,865	309,302	297,218
Total regulatory assets			$488,659	$451,046	$476,797

Index

	Estimated Recovery or Refund Period as of June 30, 2026	*	June 30, 2026	June 30, 2025	December 31, 2025
			(In thousands)
Regulatory liabilities:
Current:
Environmental compliance programs	Up to 1 year		$100,186	$72,520	$89,306
Natural gas costs refundable through rate adjustments	Up to 1 year		34,598	44,377	47,130
Electric fuel and purchased power deferral	Up to 1 year		10,465	934	—
Margin sharing	Up to 1 year		4,065	3,410	3,946
Taxes refundable to customers	Up to 1 year		2,313	2,197	2,301
Provision for rate refund	Up to 1 year		1,353	4,254	1,780
Conservation programs	Up to 1 year		851	1,996	733
Other	Up to 1 year		3,120	4,566	3,388
			156,951	134,254	148,584
Noncurrent:
Plant removal and decommissioning costs	Over plant lives		230,673	225,142	224,313
Taxes refundable to customers	Over plant lives		171,179	180,212	176,665
Cost recovery mechanisms	Up to 16 years		46,098	35,794	41,323
Accumulated deferred investment tax credit	Over plant lives		22,831	19,814	22,663
Pension and postretirement benefits	**		4,776	4,862	4,776
Other	Up to 12 years		2,848	2,344	2,589
			478,405	468,168	472,329
Total regulatory liabilities			$635,356	$602,422	$620,913
Net regulatory position			$(146,697)	$(151,376)	$(144,116)
*Estimated recovery or refund period for amounts currently being recovered or refunded in rates to customers. **Recovered as expense is incurred or cash contributions are made.
As of June 30, 2026 and 2025, and December 31, 2025, approximately $178.9 million, $177.2 million and $174.3 million, respectively, of regulatory assets were not earning a rate of return but are expected to be recovered from customers in future rates. These assets are largely comprised of the unfunded portion of pension and postretirement benefits, asset retirement obligations, estimated future cost of manufactured gas plant site remediation and certain pipeline integrity cost recovery mechanisms.
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

Index
The following tables summarize the Company's significant regulatory proceedings and cases by jurisdiction:

Segment	State	Filing Date	Annual Revenue Increase (%) *	Annual Revenue Increase (In millions) *	ROE*	Status	Key Drivers and Additional Information
General Rate Cases Pending
Electric	Montana	September 30, 2025	15.0%	$10.0	9.65%	•Settlement filed •Interim rate increase of $10.4M or 16.2% effective April 1, 2026	•Investments, including Badger Wind Farm •Corresponding depreciation on those investments •Increased operation and maintenance expense
Natural Gas Distribution	Oregon	November 25, 2025	11.8%	$12.2	9.50%	•Settlement filed •Requested rates to be effective October 31, 2026	•Rate base growth •Growth in operations and maintenance expense •Growth in depreciation expense associated with new investments in rate base
Natural Gas Distribution	Washington	May 29, 2026	Rate Year 1 4.9% Rate Year 2 3.4%	Rate Year 1 $25.1 Rate Year 2 $18.1	10.50%	•Pending	•Multi-year rate case •Infrastructure investments necessary to provide safe and reliable service •Higher operating costs and depreciation tied to system improvements
Pipeline	FERC	May 29, 2026	13.5%	$31.0	14.59%	•Pending •Rates to be effective December 1, 2026	•Increase in proposed depreciation rates represent 30% of the annual revenue increase
Electric	North Dakota	June 30, 2026	14.5%	$34.5	10.80%	•Pending •Requested interim rate increase of $26.3M or 11.0% effective September 1, 2026	•Increase in operations and maintenance expense •Investments made across the system since the last filing •Higher depreciation expense related to infrastructure investments
General Rate Cases Finalized
Natural Gas Distribution	Washington	March 29, 2024	Rate Year 1 7.9% Rate Year 2 2.6%	Rate Year 1 $29.8 Rate Year 2 $10.8	9.50%
Approved February 24, 2025
Final rates effective March 5, 2025
$3.7M revenue reduction effective June 1, 2025**

Final rates effective March 1, 2026
Filed for a $2.1M revenue reduction effective June 1, 2026**

•Multi-year rate case
•Infrastructure investments necessary to provide safe and reliable service
•Higher operating costs due to inflation
•$3.7M revenue reduction was driven by forecasted plant that was not placed in service by December 31, 2024
•$2.1M revenue reduction was driven by forecasted plant that was not placed in service by December 31, 2025

Electric	Wyoming	June 30, 2025	18.6%	$5.8	9.70%	Approved Final rates effective April 1, 2026
•Increases in operation and maintenance expense
•Investments made since the last rate case
•Corresponding depreciation on those infrastructure investments
•Withdrew the requested Reliability and Safety Rider

*Annual revenue increase, percent increase and ROE for general rate cases pending and general rate cases finalized, reflects the final approved amount or the amount reflected in the most recent settlement agreement, if applicable.
**Reflects a reduction to revenues resulting from a provisional plant review. The adjustment applies retroactively to the original rate effective date. As a result, the Company is required to refund customers for amounts over collected during the retroactive period.

Index

Segment	State	Filing Date	Annual Revenue Increase (In millions)	Status	Key Drivers and Additional Information
Other Filings
Natural Gas Distribution	Wyoming	August 15, 2025	N/A	Request denied May 19, 2026	System Safety and Integrity Rider •Would allow Montana-Dakota to recover costs and expenses associated with a pipeline replacement program
Electric	Montana	September 30, 2025	N/A	Withdrawn as part of rate case settlement agreement	Systems Management Cost Adjustment Mechanism •Recovery of transmission and wildfire related costs
Electric	South Dakota	October 31, 2025	$1.1	Approved Rates effective July 1, 2026	Infrastructure Rider •Allows annual adjustments for recent projected capital costs and related expenses for projects determined to be recoverable •Update includes Badger Wind Farm
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
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of insurance contracts, to satisfy its obligations under its unfunded, nonqualified defined benefit and defined contribution plans for executive officers and certain key management employees and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $70.4 million, $64.1 million and $67.4 million, at June 30, 2026 and 2025, and December 31, 2025, respectively, are classified as Investments on the Consolidated Balance Sheets. The net unrealized gain on these investments was $4.6 million and $4.1 million for the three and six months ended June 30, 2026, respectively. The net unrealized gain on these investments was $3.0 million and $2.6 million for the three and six months ended June 30, 2025, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in Other income on the Consolidated Statements of Income. In the first quarter of 2026 and second quarter of 2025, the Company withdrew $4.0 million and $5.0 million, respectively, of cash in excess of 125 percent of the full funding amount, which had no effect on the cost basis of the investments held.

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

June 30, 2026	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,638	$1	$261	$8,378
U.S. Treasury securities	3,767	33	5	3,795
Total	$12,405	$34	$266	$12,173

June 30, 2025	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,403	$24	$260	$8,167
U.S. Treasury securities	3,416	53	2	3,467
Total	$11,819	$77	$262	$11,634

December 31, 2025	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,539	$28	$204	$8,363
U.S. Treasury securities	3,992	33	—	4,025
Total	$12,531	$61	$204	$12,388
The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at June 30, 2026, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2026
	(In thousands)
Assets:
Money market funds	$—	$9,191	$—	$9,191
Insurance contracts*	—	70,381	—	70,381
Available-for-sale securities:
Mortgage-backed securities	—	8,378	—	8,378
U.S. Treasury securities	—	3,795	—	3,795
Total assets measured at fair value	$—	$91,745	$—	$91,745

*The insurance contracts invest approximately 52 percent in fixed-income investments, 20 percent in common stock of large-cap companies, 11 percent in target date investments, 8 percent in common stock of mid-cap companies, 4 percent in common stock of small-cap companies, 3 percent in cash equivalents, 1 percent in international investments, and 1 percent in real estate.

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

*The insurance contracts invest approximately 56 percent in fixed-income investments, 18 percent in common stock of large-cap companies, 10 percent in target date investments, 7 percent in common stock of mid-cap companies, 4 percent in common stock of small-cap companies, 4 percent in cash equivalents, and 1 percent in international investments.

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

*The insurance contracts invest approximately 57 percent in fixed-income investments, 18 percent in common stock of large-cap companies, 10 percent in target date investments, 7 percent in common stock of mid-cap companies, 4 percent in common stock of small-cap companies, 3 percent in cash equivalents, and 1 percent in international investments.

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

Index
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	June 30, 2026	June 30, 2025	December 31, 2025
	(In thousands)
Carrying amount	$2,577,157	$2,181,935	$2,676,855
Fair value	$2,338,445	$1,886,060	$2,385,170
The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 13 - Debt
Certain debt instruments of the Company and its subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions. The Company and its subsidiaries were in compliance with applicable covenants at June 30, 2026. In the event the Company or its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
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
The following table summarizes the outstanding revolving credit facilities of the Company and its subsidiaries:

Company	Debt-to-Total Capitalization Ratio at June 30, 2026	Provisions for Increased Borrowings, up to a maximum of:	Facility Limit	Amount Outstanding at June 30, 2026	Amount Outstanding at June 30, 2025	Amount Outstanding at December 31, 2025	Letters of Credit at June 30, 2026	Expiration Date
			(In millions)
Montana-Dakota Utilities Co.	51%	$250.0	$200.0	$82.0	$43.3	$132.0	$—	12/11/30
Cascade Natural Gas Corporation	49%	$225.0	$175.0	$108.3	$14.0	$96.5	$2.2	12/11/30
Intermountain Gas Company	53%	$225.0	$175.0	$77.9	$86.8	$67.3	$—	12/11/30
MDU Resources Group, Inc.	47%	$250.0	$200.0	$45.0	$—	$32.9	$1.0	12/11/30

Index

Long-term Debt Outstanding
Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at June 30, 2026	June 30, 2026	June 30, 2025	December 31, 2025
		(In thousands)
Senior Notes due on dates ranging from July 15, 2026 to June 15, 2062	4.83%	$2,110,000	$1,947,000	$2,010,000
Credit agreements due on December 11, 2030	5.27%	231,150	100,800	196,700
Term Loan Agreements due on dates ranging from January 31, 2027 to March 31, 2039	4.04%	126,900	61,600	310,900
Commercial paper supported by revolving credit agreement	4.06%	82,000	43,300	132,000
Medium-Term Notes due on dates ranging from September 15, 2027 to March 16, 2029	7.32%	35,000	35,000	35,000
Other notes due on November 30, 2038	6.00%	321	338	329
Less unamortized debt issuance costs		8,214	6,103	8,074
Total long-term debt		2,577,157	2,181,935	2,676,855
Less current maturities		4,700	136,700	144,700
Net long-term debt		$2,572,457	$2,045,235	$2,532,155

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

On June 16, 2026, Montana-Dakota entered into a NPA to issue $225.0 million of senior notes, with a maturity date of August 18, 2057, at an interest rate of 6.17 percent. The $225.0 million is expected to be issued August 18, 2026. The agreement contains customary covenants and provisions, including a covenant of Montana-Dakota not to permit, at any time, the ratio of total debt to capitalization to be greater than 65 percent. Other covenants include a minimum interest coverage ratio and restrictions on the sale of certain assets.

WBI Energy Transmission On January 15, 2026, WBI Energy Transmission extended its $350.0 million uncommitted note purchase and private shelf agreement from December 22, 2025 to December 22, 2028, unless either party terminates such issuance right. WBI Energy Transmission had $235.0 million of notes outstanding at June 30, 2026, which reduced the remaining capacity under this uncommitted private shelf agreement to $115.0 million. The principal amount and interest rate of any series of shelf notes will be determined at the applicable time of issuance and purchase.
WBI Energy Transmission's ratio of total debt to total capitalization at June 30, 2026 was 39 percent.

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

Index
The information below follows the same accounting policies as described in Note 2 of the Notes to Consolidated Financial Statements in the 2025 Annual Report. Information on the Company's segments was as follows:

Three Months Ended June 30, 2026	Electric	Natural gas distribution	Pipeline	Other	Consolidated
	(In thousands)
Operating revenues:
External operating revenues	$115,916	$212,647	$46,740	$—	$375,303
Intersegment operating revenues	124	86	10,052	201	10,463
Purchased natural gas sold:
External purchased natural gas sold	—	93,538	—	—	93,538
Intersegment purchased natural gas sold	—	9,900	—	—	9,900
Electric fuel and purchased power	38,674	—	—	—	38,674
Operation and maintenance:
External operation and maintenance	31,015	60,741	22,247	13	114,016
Intersegment operation and maintenance	124	86	152	201	563
Depreciation and amortization	20,287	26,639	8,257	—	55,183
Taxes, other than income	5,368	16,806	3,773	—	25,947
Other income:
External other income	1,842	3,865	242	278	6,227
Intersegment other income	—	—	76	326	402
Interest expense:
External interest expense	11,094	15,945	3,801	708	31,548
Intersegment interest expense	—	—	402	—	402
Income tax expense (benefit)	(3,343)	(3,215)	4,042	5,867	3,351
Income (loss) from continuing operations	14,663	(3,842)	14,436	(5,984)	19,273
Discontinued operations, net of tax	—	—	—	1,967	1,967
Net income (loss)	$14,663	$(3,842)	$14,436	$(4,017)	$21,240

Index

Three Months Ended June 30, 2025	Electric	Natural gas distribution	Pipeline	Other	Consolidated
	(In thousands)
Operating revenues:
External operating revenues	$97,886	$206,794	$46,507	$(1)	$351,186
Intersegment operating revenues	140	92	9,796	180	10,208
Purchased natural gas sold:
External purchased natural gas sold	—	96,057	—	—	96,057
Intersegment purchased natural gas sold	—	9,751	—	—	9,751
Electric fuel and purchased power	34,891	—	—	—	34,891
Operation and maintenance:
External operation and maintenance	29,823	60,456	22,352	256	112,887
Intersegment operation and maintenance	140	92	45	180	457
Depreciation and amortization	17,393	26,471	7,989	—	51,853
Taxes, other than income	4,648	16,935	3,583	—	25,166
Other income:
External other income	2,726	5,095	1,616	508	9,945
Intersegment other income	—	—	90	1,061	1,151
Interest expense:
External interest expense	7,614	13,745	3,135	951	25,445
Intersegment interest expense	—	—	1,151	—	1,151
Income tax expense (benefit)	(4,254)	(4,170)	4,337	4,742	655
Income (loss) from continuing operations	10,497	(7,356)	15,417	(4,381)	14,177
Discontinued operations, net of tax	—	—	—	(397)	(397)
Net income (loss)	$10,497	$(7,356)	$15,417	$(4,778)	$13,780

Index

Six Months Ended June 30, 2026	Electric	Natural gas distribution	Pipeline	Other	Consolidated
	(In thousands)
Operating revenues:
External operating revenues	$236,934	$674,994	$69,352	$—	$981,280
Intersegment operating revenues	291	175	44,512	400	45,378
Purchased natural gas sold:
External purchased natural gas sold	—	332,929	—	—	332,929
Intersegment purchased natural gas sold	—	44,320	—	—	44,320
Electric fuel and purchased power	84,741	—	—	—	84,741
Operation and maintenance:
External operation and maintenance	59,720	125,867	43,016	318	228,921
Intersegment operation and maintenance	291	175	192	400	1,058
Depreciation and amortization	39,914	52,972	16,476	—	109,362
Taxes, other than income	10,888	43,258	7,531	—	61,677
Other income:
External other income	2,293	6,135	(181)	585	8,832
Intersegment other income	—	—	191	1,131	1,322
Interest expense:
External interest expense	23,005	32,231	6,903	2,094	64,233
Intersegment interest expense	—	—	1,322	—	1,322
Income tax (benefit) expense	(8,255)	9,211	8,744	(1,671)	8,029
Income from continuing operations	29,214	40,341	29,690	975	100,220
Discontinued operations, net of tax	—	—	—	1,837	1,837
Net income	$29,214	$40,341	$29,690	$2,812	$102,057

Index

Six Months Ended June 30, 2025	Electric	Natural gas distribution	Pipeline	Other	Consolidated
	(In thousands)
Operating revenues:
External operating revenues	$210,147	$746,041	$69,831	$—	$1,026,019
Intersegment operating revenues	318	187	43,132	358	43,995
Purchased natural gas sold:
External purchased natural gas sold	—	413,214	—	—	413,214
Intersegment purchased natural gas sold	—	43,074	—	—	43,074
Electric fuel and purchased power	78,639	—	—	—	78,639
Operation and maintenance:
External operation and maintenance	58,230	123,939	41,592	173	223,934
Intersegment operation and maintenance	318	187	58	358	921
Depreciation and amortization	34,576	52,593	15,945	—	103,114
Taxes, other than income	9,463	47,563	6,897	—	63,923
Other income:
External other income	3,718	8,396	1,923	905	14,942
Intersegment other income	—	—	213	2,047	2,260
Interest expense:
External interest expense	15,501	28,621	6,256	1,889	52,267
Intersegment interest expense	—	—	2,260	—	2,260
Income tax (benefit) expense	(7,985)	8,131	9,464	(384)	9,226
Income from continuing operations	25,441	37,302	32,627	1,274	96,644
Discontinued operations, net of tax	—	—	—	(899)	(899)
Net income	$25,441	$37,302	$32,627	$375	$95,745
A reconciliation of reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Operating revenues reconciliation:
Total reportable segment operating revenues	$385,565	$361,215	$1,026,258	$1,069,656
Other revenue	201	179	400	358
Elimination of intersegment operating revenues	(10,463)	(10,208)	(45,378)	(43,995)
Total consolidated operating revenues	$375,303	$351,186	$981,280	$1,026,019
Note 15 - Employee benefit plans
Pension and other postretirement plans
The Company has noncontributory qualified defined benefit pension plans and other postretirement benefit plans for certain eligible employees.
Components of net periodic benefit cost for the Company's pension benefit plans were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Components of net periodic benefit cost:
Interest cost	$3,128	$3,303	$6,256	$6,606
Expected return on assets	(3,392)	(3,645)	(6,783)	(7,290)
Amortization of net actuarial loss	1,432	1,194	2,864	2,387
Net periodic benefit cost	$1,168	$852	$2,337	$1,703

Index
Components of net periodic benefit credit for the Company's other postretirement benefit plans were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In thousands)
Components of net periodic benefit credit:
Service cost	$94	$99	$188	$198
Interest cost	441	462	882	924
Expected return on assets	(1,270)	(1,292)	(2,540)	(2,584)
Amortization of prior service credit	(45)	(289)	(90)	(579)
Amortization of net actuarial gain	(23)	(80)	(46)	(160)
Net periodic benefit credit, including amount capitalized	(803)	(1,100)	(1,606)	(2,201)
Less amount capitalized	17	18	35	36
Net periodic benefit credit	$(820)	$(1,118)	$(1,641)	$(2,237)
The components of net periodic benefit cost (credit), other than the service cost component, are included in Other income on the Consolidated Statements of Income. The service cost component is included in Operation and maintenance expense on the Consolidated Statements of Income.
Nonqualified defined benefit plans
In addition to the qualified defined benefit pension plans reflected in the table at the beginning of this note, the Company also has unfunded, nonqualified defined benefit plans for executive officers and certain key management employees. The Company's net periodic benefit cost for these plans was $662,000 and $716,000 for the three months ended June 30, 2026 and 2025, respectively, and $1.3 million and $1.4 million for the six months ended June 30, 2026 and 2025, respectively. The components of net periodic benefit cost for these plans are included in Other income on the Consolidated Statements of Income.
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
At June 30, 2026 and 2025, and December 31, 2025, the Company accrued liabilities, which have not been discounted, of $24.6 million, $25.0 million and $26.1 million, respectively. The Company also recorded corresponding receivables of $69,000, $1.4 million, and $1.6 million, at June 30, 2026 and 2025, and December 31, 2025, respectively. The Company recorded regulatory assets of $22.7 million, $22.3 million and $23.2 million, at June 30, 2026 and 2025, and December 31, 2025, respectively, related to the accrued liabilities. The accruals are for contingencies resulting from litigation, regulatory and environmental matters. This includes amounts that have been accrued for matters discussed in Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. In January 2026, the Company received a final order on a regulatory commission complaint for $2.0 million, with $250,000 suspended on the condition that the Company complete additional compliance actions outlined in the order. At December 31, 2025, the Company had $1.75 million included in accrued liabilities, which was paid in February 2026.
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

Index
Guarantees
The Company and certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At June 30, 2026, the fixed maximum amounts guaranteed under these letters of credit aggregated $3.2 million, all of which have scheduled expiration of the maximum amounts in 2026. There were no amounts outstanding under the previously mentioned letters of credit at June 30, 2026. In the event of default under these letter of credit obligations, the Company or subsidiary guaranteeing the letter of credit would be obligated for reimbursement of payments made under the letter of credit.
In the normal course of business, the Company and its subsidiaries have surety bonds. In the event the Company or its subsidiaries do not fulfill a bonded obligation, the Company or its subsidiaries would be responsible to the surety bond company for completion of the bonded contract or obligation. At June 30, 2026, approximately $12.4 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheets.
Leases
The Company's leases primarily include operating leases for equipment, buildings, easements and vehicles. The Company leases certain equipment to third parties through its utility business, which are considered short-term operating leases with terms of less than 12 months. Lease revenue was not material for the three and six months ended June 30, 2026 or 2025. At June 30, 2026, the Company had no lease receivables.
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
At June 30, 2026, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $22.6 million.

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
Dividends The Company's board of directors established a long-term dividend payout ratio target of 60 percent to 70 percent of regulated energy delivery earnings. The Company has an 88-year history of uninterrupted dividend payments to stockholders and remains committed to paying a competitive dividend.
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

Index
Consolidated Earnings Overview
The following table summarizes the contribution to the consolidated income by each of the Company's business segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In millions, except per share amounts)
Electric	$14.7	$10.4	$29.2	$25.4
Natural gas distribution	(3.9)	(7.4)	40.3	37.3
Pipeline	14.4	15.4	29.7	32.6
Other	(5.9)	(4.3)	1.0	1.3
Income from continuing operations	19.3	14.1	100.2	96.6
Discontinued operations, net of tax	2.0	(.4)	1.9	(.9)
Net income	$21.3	$13.7	$102.1	$95.7
Earnings per share - basic:
Income from continuing operations	$.09	$.07	$.48	$.47
Discontinued operations, net of tax	.01	—	.01	—
Earnings per share - basic	$.10	$.07	$.49	$.47
Earnings per share - diluted:
Income from continuing operations	$.09	$.07	$.48	$.47
Discontinued operations, net of tax	.01	—	.01	—
Earnings per share - diluted	$.10	$.07	$.49	$.47
Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025 The Company's consolidated earnings increased $7.6 million. Drivers of the earnings increase include:
•The electric business earnings increase was largely the result of higher retail sales revenue, primarily from recovery mechanisms associated with renewable investments including Badger Wind Farm. Interim rates in Montana and new rates in Wyoming, along with higher retail sales volumes across all major customer classes, further drove the increase. The increase was partially offset by higher interest expense associated with debt issuances for recent capital investments, including Badger Wind Farm, as well as higher depreciation expense and operation and maintenance expense, primarily related to Badger Wind Farm.
•The natural gas distribution business reported a decreased seasonal loss, primarily driven by new rates in Idaho, Washington, Montana and Wyoming, as well as higher retail sales volumes across all customer classes. These impacts were partially offset by higher interest expense resulting from higher long-term debt balances.
•The earnings decrease at the pipeline business was driven by lower other income and higher depreciation and amortization expense from a growth project placed in service. These impacts were partially offset by continued customer demand for short-term natural gas transportation contracts and interruptible storage services, as well as contributions from previously constructed growth projects, including a contracted volume increase.
•Other experienced an increase in net income primarily due to income from discontinued operations associated with a $1.5 million tax benefit related to an election to change the tax method for certain strategic initiative costs. Other also reflects income tax adjustments related to the Company's annualized estimated tax rate.
Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025 The Company's consolidated earnings increased $6.4 million. Drivers of the earnings increase include:
•The electric business earnings increase was largely the result of higher retail sales revenue, primarily from recovery mechanisms associated with renewable investments including Badger Wind Farm. Interim rates in Montana and new rates in Wyoming further drove the increase. The increase was partially offset by higher interest expense associated with debt issuances for recent capital investments, including Badger Wind Farm, as well as higher depreciation expense and operation and maintenance expense, primarily related to Badger Wind Farm.
•The natural gas distribution business reported an increase in earnings, primarily driven by new rates in Washington, Idaho, Montana and Wyoming. The increase was partially offset by lower retail sales and electric generation transportation volumes due to warmer first quarter weather. Higher interest expense resulting from higher debt balances, lower other income, and higher operation and maintenance expense, primarily attributable to increased payroll-related costs, further offset the increase.

Index
•The decrease in earnings at the pipeline business was driven by lower other income. The business also incurred higher operation and maintenance expense, primarily attributable to higher payroll-related costs, materials, and consulting and legal costs associated with the business's recently filed rate case. Lower interruptible natural gas storage withdrawals and higher Montana property tax accruals also contributed to the decrease. These impacts were partially offset by continued customer demand for short-term natural gas transportation contracts, as well as contributions from previously constructed growth projects, including a contracted volume increase.
•Other experienced an increase in net income primarily due to income from discontinued operations associated with a $1.5 million tax benefit related to an election to change the tax method for certain strategic initiative costs. Other also reflects income tax adjustments related to the Company's annualized estimated tax rate.
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
To date, many states have enacted and others are considering, mandatory energy standards requiring utilities to meet certain thresholds of renewable and/or carbon-free energy supply. Over the long-term, the Company expects overall electric demand to be positively impacted by increased electrification trends as a means to address economy-wide carbon emission concerns, large data center growth and changing customer conservation patterns. MISO and NERC announced concerns with reliability of the electric grid due to rapid expansion of renewables and retirement of baseload resources such as coal and the uncertainty of adequate energy production during certain periods of time, while load growth has increased faster than expected due to large power users. The Company will continue to monitor the progress of these changes, including the impacts associated with the implementation of MISO's direct loss of load accreditation in 2028, and assess the potential impacts they may have on its stakeholders, business processes, results of operations, cash flows and disclosures.

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
The Company continues to proactively monitor and work with its manufacturers to reduce the effects of increased pricing and lead times on delivery of certain raw materials and equipment used in electric generation, transmission and distribution system and natural gas pipeline projects. Long lead times are attributable to increased demand for steel products from pipeline companies as they continue pipeline system safety and integrity replacement projects driven by PHMSA regulations, as well as delays in the manufacturing and shipping of electrical equipment and increased demand for electrical equipment due to regulatory activity and grid expansion. The Company has been able to minimize the effects by working closely with suppliers or obtaining additional suppliers, as well as modifying project plans to accommodate extended lead times and increased costs. The Company expects these delays to continue. Inflationary pressures remain volatile and costs for goods and services also remain high. The Company also continues to monitor the impact tariffs will have on its costs. Tariff increases on raw materials could negatively affect the Company's construction projects and maintenance work. For additional discussion regarding risks and uncertainties, see Part I, Item 1A. Risk Factors in the 2025 Annual Report.
The ability to grow through acquisitions is subject to significant competition and acquisition premiums. In addition, the ability of the segments to grow their service territory and customer base is affected by regulatory constraints, the economic environment of the markets served, population changes and competition from other energy providers and fuel. The construction of new electric generating facilities, transmission lines and other service facilities is subject to higher costs and long lead times for equipment, extensive permitting procedures, and federal and state legislative and regulatory initiatives, which may necessitate increases in electric energy prices. As the industry continues to expand the use of renewable energy sources, the need for additional transmission infrastructure is growing. As part of MISO's long range transmission plan, in August 2022, the Company announced its intent to develop, construct and co-own JETx with Otter Tail Power Company in central North Dakota. In October 2023, the FERC issued an order approving the Company's request for CWIP Incentive Rate and Abandoned Plant Incentive treatment on this project. Montana-Dakota and Otter Tail Power Company received approval of a Certificate of Public Convenience and Necessity from the NDPSC in November 2024 on this project. The route permit for the JETx line was approved by the NDPSC in June 2026.
Earnings overview - The following information summarizes the performance of the electric segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In millions)
Operating revenues	$116.1	$98.1	$237.3	$210.5
Operating expenses:
Electric fuel and purchased power	38.6	34.9	84.7	78.6
Operation and maintenance	31.2	29.9	60.1	58.5
Depreciation and amortization	20.3	17.4	39.9	34.6
Taxes, other than income	5.4	4.7	10.9	9.5
Total operating expenses	95.5	86.9	195.6	181.2
Operating income	20.6	11.2	41.7	29.3
Other income	1.9	2.7	2.3	3.7
Interest expense	11.2	7.6	23.1	15.5
Income before income taxes	11.3	6.3	20.9	17.5
Income tax benefit	(3.4)	(4.1)	(8.3)	(7.9)
Net income	$14.7	$10.4	$29.2	$25.4

Index

Operating statistics	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues (millions)
Retail sales:
Residential	$35.3	$28.3	$74.4	$66.5
Commercial[1]	48.8	41.2	95.7	86.4
Industrial	11.0	9.1	20.9	17.9
Other	2.0	1.8	4.0	3.5
	97.1	80.4	195.0	174.3
Other	19.0	17.7	42.3	36.2
	$116.1	$98.1	$237.3	$210.5
Volumes (million kWh)
Retail sales:
Residential	253.4	235.8	585.4	606.5
Commercial[1]	732.1	672.7	1,474.0	1,396.6
Industrial	128.7	120.0	249.4	236.7
Other	20.1	20.1	39.3	40.3
	1,134.3	1,048.6	2,348.1	2,280.1
Average cost of electric fuel and purchased power per kWh	$.026	$.024	$.027	$.025
[1]Commercial includes the impact from data centers.
Cooling degree days (% warmer (colder) than prior year)[1]
Montana	(8.2)%	30.3%	(6.0)%	31.9%
North Dakota	2.6%	35.7%	3.6%	35.7%
South Dakota	8.2%	52.3%	12.7%	52.4%
Wyoming	(7.8)%	(16.4)%	0.5%	(14.3)%
[1]Cooling degree days are a measure of the energy demand for cooling.
Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025 Electric earnings increased $4.3 million as a result of:
•Revenue increased $18.0 million.
◦Largely due to:
▪Higher renewable tracker revenues of $7.7 million, largely due to Badger Wind Farm, which was placed in service in December 2025, partially offset by higher production tax credits offset in income tax benefit, as described below.
▪Higher fuel and purchased power costs of $3.7 million recovered in customer rates and offset in expense, as described below.
▪New rates approved in regulatory proceedings of $3.4 million in Montana and Wyoming.
▪Higher retail sales volumes of $1.8 million across all major customer classes.
•Electric fuel and purchased power increased $3.7 million, largely the result of higher demand costs and higher volumes.
•Operation and maintenance increased $1.3 million.
◦Largely the result of:
▪Higher contract services related to Badger Wind Farm of $1.0 million. Big Stone Station planned outage-related costs were more than offset by absence of prior year Coyote Station planned outage-related costs.
▪Higher payroll-related costs of $600,000.
◦Partially offset by absence of prior year costs associated with services provided to Everus as part of the TSA, offset in other income as described below, and timing of software expenses.
•Depreciation and amortization increased $2.9 million, largely due to increased property, plant and equipment balances, primarily related to Badger Wind Farm.
•Taxes, other than income increased $700,000, largely as a result of higher property tax, primarily in North Dakota and Montana.
•Other income decreased $800,000, largely the result of lower TSA income, as described above, partially offset by higher returns on the Company's nonqualified benefit plan investments.
•Interest expense increased $3.6 million, primarily due to higher long-term debt balances.

Index
•Income tax benefit decreased $700,000, largely due to higher income before income taxes, partially offset by higher production tax credits of $500,000 driven by Badger Wind Farm as discussed above.
Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025 Electric earnings increased $3.8 million as a result of:
•Revenue increased $26.8 million.
◦Largely due to:
▪Higher renewable tracker revenues of $14.4 million, largely due to Badger Wind Farm, which was placed in service in December 2025, partially offset by higher production tax credits offset in income tax benefit, as described below.
▪Higher fuel and purchased power costs of $6.1 million recovered in customer rates and offset in expense, as described below.
▪New rates approved in regulatory proceedings of $3.6 million in Montana and Wyoming.
◦Partially offset by lower retail sales volumes of $800,000, driven primarily by lower residential and commercial volumes, largely due to warmer weather in the first quarter of the year. There was an increase in commercial volumes from data centers as further discussed in the Outlook section.
•Electric fuel and purchased power increased $6.1 million, largely the result of higher demand costs and higher volumes.
•Operation and maintenance increased $1.6 million.
◦Largely the result of:
▪ Higher contract services related to Badger Wind Farm of $2.0 million. Big Stone Station planned outage-related costs were more than offset by absence of prior year Coyote Station and Wygen III generating station outage-related costs.
▪Higher payroll-related costs of $1.4 million.
◦Partially offset by timing of software expenses and absence of prior year costs associated with services provided to Everus as part of the TSA, offset in other income as described below.
•Depreciation and amortization increased $5.3 million, largely due to increased property, plant and equipment balances, primarily related to Badger Wind Farm.
•Taxes, other than income increased $1.4 million, largely as a result of higher property tax, primarily in North Dakota and Montana.
•Other income decreased $1.4 million, largely the result of lower TSA income, as described above, and lower AFUDC due to lower average CWIP balances, partially offset by higher returns on the Company's nonqualified benefit plan investments.
•Interest expense increased $7.6 million, primarily due to higher long-term debt balances.
•Income tax benefit increased $400,000, largely due to higher production tax credits of $1.5 million driven by Badger Wind Farm as discussed above, partially offset by higher income before income taxes.
Earnings overview - The following information summarizes the performance of the natural gas distribution segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In millions)
Operating revenues	$212.6	$206.9	$675.1	$746.2
Operating expenses:
Purchased natural gas sold	103.4	105.8	377.2	456.3
Operation and maintenance	60.8	60.5	126.0	124.1
Depreciation and amortization	26.6	26.5	53.0	52.6
Taxes, other than income	16.8	17.0	43.3	47.6
Total operating expenses	207.6	209.8	599.5	680.6
Operating income (loss)	5.0	(2.9)	75.6	65.6
Other income	3.8	5.1	6.1	8.4
Interest expense	15.9	13.8	32.2	28.6
Income (loss) before income taxes	(7.1)	(11.6)	49.5	45.4
Income tax (benefit) expense	(3.2)	(4.2)	9.2	8.1
Net income (loss)	$(3.9)	$(7.4)	$40.3	$37.3

Index

Operating statistics	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues (millions)
Retail sales:
Residential	$111.1	$106.1	$370.6	$397.7
Commercial	63.5	63.4	213.7	253.0
Industrial	8.7	9.4	22.1	25.1
	183.3	178.9	606.4	675.8
Transportation and other	29.3	28.0	68.7	70.4
	$212.6	$206.9	$675.1	$746.2
Volumes (MMdk)
Retail sales:
Residential	9.1	8.5	35.6	40.3
Commercial	7.4	7.0	26.0	28.9
Industrial	1.1	1.0	2.6	2.7
	17.6	16.5	64.2	71.9
Transportation sales:
Commercial	.3	.3	.9	1.1
Industrial	32.4	38.1	71.3	86.5
	32.7	38.4	72.2	87.6
Total throughput	50.3	54.9	136.4	159.5
Average cost of natural gas per dk	$5.88	$6.42	$5.88	$6.35
Heating degree days (% colder (warmer) than prior year)[1]
Idaho	7.9%	(21.7)%	(15.3)%	(0.9)%
Minnesota	14.0%	21.4%	(6.2)%	16.8%
Montana	8.5%	(2.6)%	(23.9)%	6.4%
North Dakota[2]	15.7%	14.1%	(8.6)%	12.6%
Oregon[2]	3.0%	(12.4)%	(7.6)%	(1.4)%
South Dakota[2]	11.5%	5.2%	(21.4)%	9.7%
Washington[2]	(10.5)%	(22.7)%	(12.6)%	(3.3)%
Wyoming	4.0%	12.9%	(22.9)%	10.5%
[1]Heating Degree days are a measure of the daily temperature demand for energy heating. [2]Weather normalization or decoupling mechanisms are in place that minimize the weather impact.
Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025 Natural gas distribution reported a decreased seasonal loss of $3.5 million as a result of:
•Revenue increased $5.7 million.
◦Largely due to:
▪New rates approved in regulatory proceedings of $7.7 million, primarily in Idaho, Washington, Montana and Wyoming.
▪Higher Montana property tax tracker of $700,000 that was offset in expense, as described below.
▪A 6.7 percent or $500,000 increase in retail sales volumes to all customer classes, offset in part by weather normalization and decoupling mechanisms in certain jurisdictions.
◦Partially offset by:
▪Lower purchased natural gas sold of $2.4 million, including net environmental compliance costs, recovered in customer rates and offset in expense, as described below.
▪Transportation volumes decreased 14.8 percent or $500,000 primarily the result of lower electric generation volumes.
▪Lower revenue-based taxes of $400,000, recovered in rates and offset in expense, as described below.
•Purchased natural gas sold decreased $2.4 million, largely due to lower commodity costs of $9.6 million, partially offset by higher volumes of natural gas purchased of $7.0 million, and net environmental compliance costs of $200,000.
•Operation and maintenance increased $300,000.
◦Largely the result of higher payroll-related costs of $2.2 million.
◦Partially offset by absence of prior year costs associated with services provided to Everus as part of the TSA, offset in other income, as described below, and timing of software expenses.

Index
•Depreciation and amortization increased $100,000, of which $1.1 million resulted from increased property, plant and equipment balances related to growth and replacement projects placed in service, partially offset by lower depreciation rates implemented in Washington, Oregon, Wyoming and Montana of $1.0 million.
•Taxes, other than income decreased $200,000, due to lower revenue-based taxes, as described above, partially offset by higher property taxes, including Montana, which is recovered in rates, as discussed above.
•Other income decreased $1.3 million, largely the result of lower TSA income as described above, partially offset by higher returns on the Company's nonqualified benefit plan investments.
•Interest expense increased $2.1 million, primarily due to higher long-term debt balances.
•Income tax benefit decreased $1.0 million, primarily the result of lower seasonal loss before income taxes.
Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025 Natural gas distribution earnings increased $3.0 million as a result of:
•Revenue decreased $71.1 million.
◦Largely due to:
▪Lower purchased natural gas sold of $79.1 million, including net environmental compliance costs, recovered in customer rates and offset in expense, as described below.
▪Lower revenue-based taxes of $4.9 million, recovered in rates and offset in expense, as described below.
▪A 10.7 percent or $3.8 million decrease in retail sales volumes to all customer classes due to warmer weather during the first quarter, offset in part by weather normalization and decoupling mechanisms in certain jurisdictions.
▪Transportation volumes decreased 17.6 percent or $2.2 million primarily the result of lower electric generation volumes largely due to warmer weather during the first quarter.
◦Partially offset by:
▪New rates approved in regulatory proceedings of $17.1 million, primarily in Washington, Idaho, Montana and Wyoming.
▪Higher conservation revenues of $1.3 million that were offset in expense, as described below.
•Purchased natural gas sold decreased $79.1 million, largely due to lower volumes of natural gas purchased of $48.6 million, commodity costs of $20.8 million and net environmental compliance costs of $9.7 million.
•Operation and maintenance increased $1.9 million.
◦Largely due to:
▪Higher payroll-related costs of $3.4 million.
▪Higher contract services of $1.3 million, including higher rate case expenses.
▪Higher insurance expenses of $1.0 million.
▪Higher conservation-related costs, recovered in rates, as discussed above.
◦Partially offset by:
▪Timing of software expenses and absence of prior year costs associated with services provided to Everus as part of the TSA, offset in other income, as described below.
•Depreciation and amortization increased $400,000, of which $2.5 million resulted from increased property, plant and equipment balances related to growth and replacement projects placed in service, partially offset by lower depreciation rates implemented in Washington, Oregon, Montana and Wyoming of $2.1 million.
•Taxes, other than income decreased $4.3 million, due to lower revenue-based taxes, as described above, partially offset by higher property taxes, largely in Montana and Washington.
•Other income decreased $2.3 million.
◦Primarily due to:
▪Lower TSA revenue of $2.5 million, as described above.
▪Lower net interest income on regulatory deferral balances.
◦Partially offset by:
▪Higher returns on the Company's nonqualified benefit plans of $800,000.
•Interest expense increased $3.6 million, primarily due to higher long-term debt balances.
•Income tax expense increased $1.1 million, primarily the result of higher income before income taxes.

Index
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
In March 2023, the Company began to provide power for Applied Digital's data center near Ellendale, North Dakota. At full capacity, the data center requires 180 MW of electricity, equivalent to approximately 21 percent of the Company's generation portfolio. Applied Digital's load is purchased from the MISO market and does not impact the power supply available to other customers. The NDPSC approved an electric service agreement to serve an additional 350 MW of data center load with Applied Digital in the Company's service territory. Approximately 60 MW of the incremental data center load is currently online, with the remaining capacity available and awaiting Applied Digital's request to increase service. Load at the second HPC building in Ellendale is expected to begin ramping in the third quarter of 2026. The third HPC building at Ellendale is scheduled to begin ramping in January 2027.
In June 2026, the Company announced the signing of a new electric service agreement to serve its newest data center campus near Center, North Dakota. The electric service agreement supports 430 MWs of HPC load and is currently scheduled to come online in the third quarter of 2027, pending various approvals, including NDPSC approval of the electric service agreement.
In August 2024, the Company filed a request with the SDPUC seeking approval on an electric service agreement to provide up to 50 MW of electricity to a data center near Leola, South Dakota. Construction of the data center and approval of the electric service agreement which had been pending development of new local siting requirements for data center loads by McPherson County in South Dakota, were effective August 5, 2025. Approval of the electric service agreement with the SDPUC is still pending along with an updated conditional use permit for the data center siting with McPherson County.
The Company's approach to serving data center customers, is grounded in protecting existing customers and ensuring that growth creates values for the communities the Company serves. Data center customers are responsible for paying the costs associated with connecting to and being served by the electric system, including infrastructure and energy-related expenses. Through careful planning, regulatory oversight and cost-allocation mechanisms, the Company works to ensure that existing customers are not subsidizing the costs of serving these new customers. At the same time, the additional revenue generated from serving data center customers can help support the electric system and contribute to reducing certain fixed costs by allocating them across a broader customer base. The Company believes this current approach creates benefits for all customers.

Index
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
◦The Company determined that the Effluent Limitations Guidelines Rule and related amendments do not have a material impact on the Company.
◦In April 2026, the EPA proposed amendments to federal regulations for coal combustion residuals at legacy coal ash sites. Comments were due in June 2026.
•In February 2026, the EPA rescinded the 2009 Endangerment Finding and related motor vehicle GHG standards under the Clean Air Act. This action does not directly address or repeal GHG regulations for power plants and other non-motor vehicle sources. The rescinded rules are in litigation.
•In July 2024, the ODEQ published its proposed rules to create a new CPP. The OEQC adopted the rules in November 2024. In April 2026, Cascade joined with 28 other companies, organizations and individuals in filing a lawsuit in the Oregon Court of Appeals challenging the OEQC's statutory authority to adopt the CPP and asking the court to invalidate the CPP. In May 2026, the Oregon Court of Appeals granted a motion to expedite litigation challenging the CPP. The Company will continue to strive to satisfy all requirements set by the CPP while this litigation is underway. The Company intends to meet its obligations first through no-cost emissions allowances and will fill remaining compliance obligations by investing in additional customer conservation and energy efficiency programs, purchasing community climate investment credits, and acquiring environmental attributes from low-carbon fuel projects such as RNG. Compliance costs for these regulations are being recovered through customer rates. Due to the timing of regulatory recovery, future compliance obligation purchases could impact the Company's operating cash flow.
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
•In June 2026, the Bend, Oregon City Council passed a Climate Pollution Fee to discourage the use of natural gas in new residential construction. The ordinance is set to take effect in April 2027 and fees apply to certain natural gas appliances in new single-family homes, duplexes, townhomes and accessory dwelling units. It does not apply to manufactured homes, triplexes or larger housing developments, existing buildings, renovations, replacements or commercial construction.

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
Tariff increases on raw materials could negatively affect the Company's construction projects and maintenance work. The Company continues to monitor the impact tariffs will have on its costs. The Company continues to actively manage the national supply chain challenges by working with its manufacturers and suppliers to help mitigate some of these risks on its business. The segment regularly experiences extended lead times on raw materials that are critical to the segment's construction and maintenance work which could delay maintenance work and construction projects potentially causing lost revenues and/or increased costs. The Company is partially mitigating these challenges by planning for extended lead times further in advance. The Company expects these delays to continue. Inflationary pressures remain volatile, and costs for raw material and contract services also remain high. For additional discussion regarding risks and uncertainties, see Part I, Item 1A. Risk Factors in the 2025 Annual Report.
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
Earnings overview - The following information summarizes the performance of the pipeline segment.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In millions)
Operating revenues	$56.7	$56.3	$113.8	$113.0
Operating expenses:
Operation and maintenance	22.4	22.4	43.2	41.7
Depreciation and amortization	8.3	7.9	16.5	15.9
Taxes, other than income	3.7	3.6	7.5	6.9
Total operating expenses	34.4	33.9	67.2	64.5
Operating income	22.3	22.4	46.6	48.5
Other income	.3	1.7	—	2.1
Interest expense	4.2	4.3	8.2	8.5
Income before income taxes	18.4	19.8	38.4	42.1
Income tax expense	4.0	4.4	8.7	9.5
Net income	$14.4	$15.4	$29.7	$32.6

Index

Operating statistics	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Transportation volumes (MMdk)	150.4	151.4	293.6	294.9
Customer natural gas storage balance (MMdk):
Beginning of period	27.3	22.1	37.6	44.1
Net injection (withdrawal)	14.2	12.5	3.9	(9.5)
End of period	41.5	34.6	41.5	34.6
Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025 Pipeline earnings decreased $1.0 million as a result of:
•Revenues increased $400,000 as a result of:
◦Increased demand revenue, largely due to:
▪Increased usage of short-term natural gas transportation contracts of $1.0 million.
▪Growth projects placed in service of $400,000.
◦Higher storage-related revenue of $400,000.
◦Partially offset by:
▪Lower interruptible transportation volumes of $700,000.
▪Lower non-regulated project revenue of $600,000, partially offset in operation and maintenance expense, as described below.
•Operation and maintenance was comparable to the same period last year.
◦Primarily from:
▪Higher payroll-related costs of $700,000.
▪Higher consulting and legal costs associated with the Company's recent rate case filing.
▪Partially offset by lower non-regulated project costs of $600,000, associated with decreased non-regulated project revenue, as previously discussed.
◦Also reflected is lower costs associated with services provided to Everus as part of the TSA, offset in other income, as described below.
•Depreciation and amortization increased $400,000 driven largely by higher property, plant and equipment balances related to growth projects placed in service, as previously discussed.
•Taxes, other than income was comparable to the same period in the prior year.
•Other income decreased $1.4 million.
◦Largely due to:
▪Project development costs incurred in 2026 that were not eligible for capitalization of $800,000.
▪Lower TSA income of $800,000, as described above.
▪Partially offset by higher investment returns on the Company's non-qualified benefit plans of $300,000.
•Interest expense decreased $100,000, primarily from lower debt fees and higher AFUDC, largely offset by higher debt balances.
•Income tax expense decreased $400,000, largely due to lower income before income taxes.
Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025 Pipeline earnings decreased $2.9 million as a result of:
•Revenues increased $800,000 as a result of:
◦Increased demand revenue, largely due to:
▪Increased usage of short-term natural gas transportation contracts of $1.4 million.
▪Growth projects placed in service of $800,000.
◦Higher non-regulated project revenue of $700,000, partially offset in operation and maintenance expense, as described below.
◦Partially offset by:
▪Lower interruptible transportation volumes of $1.2 million.
▪Lower storage-related revenue of $800,000.
•Operation and maintenance increased $1.5 million.
◦Primarily from:
▪Higher payroll-related costs of $1.0 million.
▪Higher materials costs of $800,000.
▪Higher consulting and legal costs associated with the Company's recent rate case filing.

Index
▪Higher non-regulated project costs of $400,000, associated with increased non-regulated project revenue, as previously discussed.
◦Also reflected is lower costs associated with services provided to Everus as part of the TSA, offset in other income, as described below.
•Depreciation and amortization increased $600,000 driven largely by higher property, plant and equipment balances related to growth projects placed in service, as previously discussed.
•Taxes, other than income increased $600,000, largely due to higher property tax accruals in Montana.
•Other income decreased $2.1 million:
◦Largely due to:
▪Lower TSA income of $900,000, as described above.
▪Project development costs incurred in 2026 that were not eligible for capitalization of $900,000.
•Interest expense decreased $300,000, primarily from higher AFUDC.
•Income tax expense decreased $800,000, largely due to lower income before income taxes.
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
•Potential Bakken East Pipeline project, which could consist of 350 miles of pipeline construction from western North Dakota to the eastern part of the state, plus additional pipeline laterals. A Binding Open Season concluded in March 2026, with customer requests of approximately 1.4 billion cubic feet per day of natural gas transportation capacity obtained through this process. With recently signed Precedent Agreements, the Company has now executed agreements with all customers that submitted binding open season interest totaling nearly 1.2 billion cubic feet per day of firm natural gas transportation capacity, with a negotiated option in place that may increase contracted volumes to nearly all of the original interest from the Binding Open Season. The Company continues to design the project for 1.4 billion cubic feet per day of transportation capacity. Overall project design is being finalized based on confirmed customer volumes and delivery locations before a final investment decision is made, which is expected ahead of a FERC Section 7(c) application. This application is now anticipated to be filed in the fourth quarter of 2026. Included in the open season results is a firm capacity commitment from the State of North Dakota of up to $50 million annually for 10 years, reinforcing the strategic importance of the project to the region's energy infrastructure and economic development opportunities. As development progresses, the Company continues to evaluate all financing options to support the projected $2.7 billion to $3.2 billion project. This investment would be incremental to the Company's capital investment plan. The Company continues to advance engineering, environmental review and pre-filing activities for the proposed

Index
Bakken East Project and incur preliminary development costs associated with those activities, which are included in other noncurrent assets on the Company's Consolidated Balance Sheets. The Company has certain contractual and commercial arrangements in place that are intended to mitigate the Company's financial exposure associated with these investments and will continue to evaluate these amounts and their classification in conjunction with project developments as they occur. Phase One of the proposed project is targeted to be complete in late 2029, with Phase Two targeted to be complete in late 2030.
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
Other

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In millions)
Operating revenues	$.2	$.1	$.4	$.3
Operating expenses:
Operation and maintenance	.2	.4	.7	.5
Total operating expenses	.2	.4	.7	.5
Operating loss	—	(.3)	(.3)	(.2)
Other income	.6	1.6	1.7	3.0
Interest expense	.6	.9	2.0	1.9
Income (loss) before income taxes	—	.4	(.6)	.9
Income tax (benefit) expense	5.9	4.7	(1.6)	(.4)
Income (loss) from continuing operations	(5.9)	(4.3)	1.0	1.3
Discontinued operations, net of tax	2.0	(.4)	1.9	(.9)
Net income (loss)	$(3.9)	$(4.7)	$2.9	$.4
Three and Six Months Ended June 30, 2026, Compared to Three and Six Months Ended June 30, 2025
For both the quarter and year-to-date periods, Other reported increased earnings compared to the same periods in 2025. The increases were primarily due to income from discontinued operations associated with a $1.5 million tax benefit related to an election to change the tax method for certain strategic initiative costs. Other also reflects income tax adjustments related to the Company's annualized estimated tax rate.
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
Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts related to these items were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In millions)
Intersegment transactions:
Operating revenues	$10.4	$10.2	$45.4	$44.0
Purchased natural gas sold	$9.9	$9.8	$44.3	$43.1
Operation and maintenance	$.5	$.4	$1.1	$.9
Other income	$.4	$1.2	$1.3	$2.3
Interest expense	$.4	$1.2	$1.3	$2.3
For more information on intersegment eliminations, see Note 14.

Index
Liquidity and Capital Commitments
At June 30, 2026, the Company had cash, cash equivalents and restricted cash of $46.3 million and available borrowing capacity of $433.7 million under the outstanding credit facilities of the Company and its subsidiaries. The Company expects to meet its obligations for debt maturing within one year and its other operating and capital requirements from various sources, including internally generated funds; credit facilities and commercial paper of the Company and its subsidiaries, as described in Capital resources; and issuance of debt securities and equity securities using the Company's FSA and ATM program, as needed.
Cash flows

	Six Months Ended
	June 30,
	2026	2025
	(In millions)
Net cash provided by (used in):
Operating activities	$265.3	$334.9
Investing activities	(196.1)	(174.4)
Financing activities	(51.1)	(168.6)
Increase (decrease) in cash, cash equivalents and restricted cash	18.1	(8.1)
Cash, cash equivalents and restricted cash -- beginning of year	28.2	66.9
Cash, cash equivalents and restricted cash -- end of period	$46.3	$58.8
Operating activities

	Six Months Ended
	June 30,
	2026	2025	Variance
	(In millions)
Components of net cash provided by operating activities:
Net income	$102.1	$95.7	$6.4
Loss from discontinued operations, net of tax	1.9	(0.9)	2.8
Income from continuing operations	100.2	96.6	3.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	109.4	103.1	6.3
Deferred income taxes	11.6	(19.0)	30.6
Other adjustments	4.5	4.0	.5
Changes in current assets and liabilities, net of acquisitions:
Receivables	103.8	129.5	(25.7)
Inventories	19.3	25.0	(5.7)
Other current assets	(23.0)	86.7	(109.7)
Accounts payable	(36.4)	(47.6)	11.2
Other current liabilities	(7.6)	(28.4)	20.8
Pension & postretirement benefit plan contributions	(1.0)	(2.5)	1.5
Other noncurrent changes	(16.8)	(11.8)	(5.0)
Net cash provided by continuing operations	264.0	335.6	(71.6)
Net cash provided by (used in) discontinued operations	1.3	(.7)	2.0
Net cash provided by operating activities	$265.3	$334.9	$(69.6)
The changes in cash flows from operating activities generally follow the results of operations, as discussed in Business Segment Financial and Operating Data, and are affected by changes in working capital.
•Net cash provided by continuing operations was $71.6 million lower, primarily attributable to:
◦Other current assets $(109.7) million: due to lower collections of purchased gas costs of $43.0 million, carbon compliance costs of $31.7 million, decoupling balances of $8.2 million, all at the natural gas distribution business; as well as lower fuel cost collections at the electric business of $7.1 million.
◦Receivables $(25.7) million: due to lower collection of accounts receivable due to warmer than normal weather in December 2025.
◦Other noncurrent changes $(5.0) million: due to increased preliminary project costs incurred in 2026 versus 2025.
◦Partially offset by:
▪Deferred income taxes $30.6 million: which resulted from higher plant related deferrals of $14.4 million, purchased gas cost adjustments of $9.8 million, and environmental compliance deductions of $2.2 million.

Index
▪Other current liabilities $20.8 million: due to higher environmental compliance obligations due to customers of $26.2 million, a large load customer deposit of $12.0 million, and higher electric fuel balances owed to customers of $9.5 million; partially offset by lower income taxes paid of $30.6 million.
Investing activities

	Six Months Ended
	June 30,
	2026	2025	Variance
	(In millions)
Components of net cash used in investing activities:
Capital expenditures	$(193.5)	$(174.0)	$(19.5)
Cost of removal, net of salvage value	(3.9)	(2.5)	(1.4)
Purchase of investment securities	(2.7)	(2.9)	.2
Proceeds from investment securities	4.0	5.0	(1.0)
Net cash used in investing activities	$(196.1)	$(174.4)	$(21.7)
•Net cash used in investing activities was $21.7 million higher, primarily attributable to:
◦Capital expenditures $(19.5) million: due to higher natural gas distribution expenditures of $27.9 million, partially offset by lower electric wind project expenditures of $12.2 million.
Financing activities

	Six Months Ended
	June 30,
	2026	2025	Variance
	(In millions)
Components of net cash used in financing activities:
Issuance of long-term debt	$134.5	$—	$134.5
Repayment of long-term debt	(234.0)	(111.0)	(123.0)
Debt issuance costs	(.6)	—	(.6)
Issuance of common stock, net	110.8	—	110.8
Dividends paid	(57.3)	(53.1)	(4.2)
Tax withholding on stock-based compensation	(4.5)	(4.5)	—
Net cash used in financing activities	$(51.1)	$(168.6)	$117.5
•Net cash used in financing activities was $117.5 million lower, primarily attributable to:
◦Issuance of long-term debt $134.5 million: of which $100.0 million of senior notes were issued under a NPA and $34.5 million was issued under the revolving credit agreement facilities.
◦Issuance of common stock $110.8 million: of which $81.2 million was partial settlement under the Company's FSA and $29.6 million was net issuances under the Company's ATM program.
◦Partially offset by:
▪Repayment of long-term debt $(123.0) million: due to increased repayments primarily at Montana-Dakota.
▪Dividends paid $(4.2) million: higher dividends paid due to an increase in the dividends declared per common share and an increase in the number of average common shares outstanding.
Capital expenditures
Capital expenditures for the first six months of 2026 and 2025 were $193.8 million and $179.4 million, respectively. Capital expenditures at the Company's business segments are estimated to be approximately $529.2 million for 2026, which is a slight reduction to what was previously reported in the 2025 Annual Report due to the timing of JETx capital expenditures. Capital expenditure estimates have been updated to accommodate project timeline and scope changes made thus far in 2026.
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
Debt resources
Certain debt instruments of the Company and its subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt instruments, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions. The Company and its subsidiaries were in compliance with applicable covenants at June 30, 2026. In the event the Company and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. As of June 30, 2026, the Company had investment grade credit ratings at all entities issuing debt. For more information on the Company's debt instruments, covenants, certain other conditions and cross-default provisions, see Note 13 and Part II, Item 6 in this document and Part II, Item 8 in the 2025 Annual Report.

Equity offerings
In August 2025, the Company entered into an EDA pursuant to which it may issue, offer, and sell, from time to time, up to an aggregate gross sales price of $400.0 million of shares of its common stock through an ATM offering program, which includes the ability to enter into FSAs. Since the establishment of the ATM offering program, the Company did not enter into any FSAs related to the EDA. As of June 30, 2026, the Company had capacity to issue up to an aggregate gross sales price of $370.0 million in shares of common stock under the ATM offering program.
On December 5, 2025, the Company completed a follow-on public offering of 10.2 million shares of the Company's common stock at a public offering price of $19.70 per share. In addition, on December 23, 2025, the underwriters exercised their option to purchase 1.5 million additional shares of the Company's common stock. Pursuant to the FSAs entered into in connection with the offering, the Company has the discretion to settle the FSAs on one or more settlement dates prior to December 6, 2027, subject to certain price adjustments as set forth in the FSAs as well as adjustments for transaction and other associated fees. The FSAs will be physically settled with shares of common stock issued by the Company, unless the Company elects to settle the FSAs in net cash or net shares, subject to certain conditions. If the Company elects to physically settle the FSAs, the Company will physically issue shares of common stock to the banking counterparties at the then-applicable forward sale price and receive proceeds at that time.
In March 2026, the Company partially settled the FSAs with physical delivery of 4.3 million shares of common stock to the counterparties in exchange for cash of $81.3 million. At June 30, 2026, the Company could have settled all of its outstanding FSAs with physical delivery of 7.4 million shares of common stock to the banking counterparties in exchange for cash of approximately $139.6 million. If the FSAs had been net cash or net share settled at June 30, 2026, the Company estimates that the counterparties, in aggregate, would have been entitled to a net settlement of $16.8 million or 792,557 shares, respectively.
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
There were no material changes to the Company's noncontributory qualified defined benefit pension plans from those reported in the 2025 Annual Report other than the Company now expects to contribute approximately $3.7 million to its pension plans in 2026. For more information, see Note 15 and Part II, Item 7 in the 2025 Annual Report.
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
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
Part II -- Other Information
Item 1. Legal Proceedings
There were no material changes to the Company's legal proceedings in Part I, Item 3 - Legal Proceedings in the 2025 Annual Report.
Item 1A. Risk Factors
Please refer to the Company's risk factors that are disclosed in Part I, Item 1A. Risk Factors in the 2025 Annual Report that could be materially harmful to the Company's business, prospects, financial condition or financial results if they occur. At June 30, 2026, there were no material changes to the Company's risk factors provided in Part I, Item 1A. Risk Factors in the 2025 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information with respect to the Company's purchase of equity securities:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1 through April 30, 2026	—	$—	—	—
May 1 through May 31, 2026	—	—	—	—
June 1 through June 30, 2026	1,445	21.27	—	—
Total	1,445	$21.27	—	—

(1) Represents shares of common stock purchased on the open market for the Company's non-employee directors who elected to receive additional shares of common stock in lieu of a portion of their cash retainer.
(2) Not applicable. The Company does not currently have in place any publicly announced plans or programs to repurchase equity securities.

Item 5. Other Information
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
See the index to exhibits immediately preceding the signature page to this report.

Index

Exhibits Index
Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number

3(a)	Amended and Restated Certificate of Incorporation of MDU Resources Group, Inc.		8-K		3.2	5/8/19	1-03480
3(b)	Bylaws of MDU Resources Group, Inc.		8-K		3.1	2/14/25	1-03480
+10(a)	MDU Resources Group, Inc. Long-Term Performance-Based Incentive Plan, as amended and restated.		8-K		10.1	5/13/26	1-03480
31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
*32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+Management contract, compensatory plan, or arrangement.
*Furnished Herewith

Index
Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU RESOURCES GROUP, INC.

DATE:	August 6, 2026	BY:	/s/ Jason L. Vollmer
Jason L. Vollmer
Chief Financial Officer

		BY:	/s/ Stephanie A. Sievert
Stephanie A. Sievert
Chief Accounting and Regulatory Affairs Officer