Form 10-Q
period 2026-09-30
MDU RESOURCES GROUP INC
filed 2026-11-06
CIK 67716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 29, 2026: 213,407,857 shares.

Index
Definitions
The following abbreviations and acronyms used in this Form 10-Q are defined below:

Abbreviation or Acronym
2025 Annual Report	Company's Annual Report on Form 10-K for the year ended December 31, 2025
AFUDC	Allowance for funds used during construction
Applied Digital	Applied Digital Corporation
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
ATM	At-the-Market
Badger Wind Farm	250 MW wind turbine farm near Wishek, North Dakota (49.0 percent ownership)
Bakken East	Bakken East Pipeline project, comprising an approximately 350-mile pipeline to transport natural gas from the Bakken region of North Dakota to eastern North Dakota with a capacity of 1.4 billion cubic feet per day, plus additional pipeline laterals
Big Stone Station	475-MW coal-fired electric generating facility near Big Stone City, South Dakota (22.7 percent ownership)
Binding Open Season	A formal bidding procedure used by pipelines to determine the level of interest of existing and potential shippers for new or additional firm transportation service
Cascade	Cascade Natural Gas Corporation, an indirect wholly-owned subsidiary of MDU Energy Capital
Centennial	CEHI, LLC, a direct wholly-owned subsidiary of the Company, formerly known as Centennial Energy Holdings, Inc., prior to the separation of Knife River from the Company. References to Centennial's historical business and operations refer to the business and operations of Centennial Energy Holdings, Inc.
Centennial Capital	Centennial Holdings Capital LLC, a direct wholly-owned subsidiary of Centennial
CODM	Chief Operating Decision Maker
Company	MDU Resources Group, Inc.
COVID-19	Coronavirus disease 2019
Coyote Creek	Coyote Creek Mining Company, LLC, a subsidiary of The North American Coal Corporation
Coyote Station	427-MW coal-fired electric generating facility near Beulah, North Dakota (25 percent ownership)
CPP	Climate Protection Program
CWIP	Construction work in progress, costs associated with the construction of new utility facilities recorded on the balance sheet until these facilities are placed in service
dk	Decatherm
DOE	United States Department of Energy
EDA	Equity Distribution Agreement
EPA	United States Environmental Protection Agency
Everus	Everus Construction Group, Inc., a wholly-owned subsidiary of the Company prior to the separation from the Company, that was established in conjunction with the separation of Everus Construction
Everus Construction	Everus Construction, Inc., a direct wholly-owned subsidiary of Centennial prior to the separation from the Company, formerly known as MDU Construction Services Group, Inc. prior to March 12, 2024
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FSA	Forward sale agreement
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse gas
GRIP	Grid Resilience and Innovative Partnership program established under the Infrastructure Investment and Jobs Act

Index

Holding Company Reorganization	The internal holding company reorganization completed on January 1, 2019, pursuant to the agreement and plan of merger, dated as of December 31, 2018, by and among Montana-Dakota, the Company and MDUR Newco Sub, which resulted in the Company becoming a holding company and owning all of the outstanding capital stock of Montana-Dakota
HPC	High performance computing
Intermountain	Intermountain Gas Company, an indirect wholly-owned subsidiary of MDU Energy Capital
JETx	345-kV transmission line from Jamestown, North Dakota to Ellendale, North Dakota (50 percent ownership)
kWh	Kilowatt-hour
kV	Kilovolt
MDU Energy Capital	MDU Energy Capital, LLC, a direct wholly-owned subsidiary of the Company
MDUR Newco	MDUR Newco, Inc., a public holding company created by implementing the Holding Company Reorganization, now known as the Company
MDUR Newco Sub	MDUR Newco Sub, Inc., a direct, wholly-owned subsidiary of MDUR Newco, which was merged with and into Montana-Dakota in the Holding Company Reorganization
MISO	Midcontinent Independent System Operator, Inc., the organization that provides open-access transmission services and monitors the high-voltage transmission system in the Midwest United States and Manitoba, Canada and a southern United States region which includes much of Arkansas, Mississippi, and Louisiana
MMcf	Million cubic feet
MMdk	Million dk
Montana-Dakota	Montana-Dakota Utilities Co., a direct wholly-owned subsidiary of MDU Energy Capital
MTDEQ	Montana Department of Environmental Quality
MW	Megawatt
NDDEQ	North Dakota Department of Environmental Quality
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
Ninth Circuit	United States Court of Appeals for the Ninth Circuit
NPA	Note Purchase Agreement
OBBBA	One Big Beautiful Bill Act
ODEQ	Oregon Department of Environmental Quality
OEQC	Oregon Environmental Quality Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
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

Index
Part I -- Financial Information
Item 1. Financial Statements

MDU Resources Group, Inc.
Consolidated Statements of Income
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Operating revenues	$347,746	$315,036	$1,329,026	$1,341,055
Operating expenses:
Purchased natural gas sold	58,577	58,514	391,506	471,728
Electric fuel and purchased power	48,526	41,098	133,267	119,737
Operation and maintenance	115,675	101,762	344,596	325,696
Depreciation and amortization	55,666	52,046	165,028	155,160
Taxes, other than income	21,725	21,776	83,402	85,699
Total operating expenses	300,169	275,196	1,117,799	1,158,020
Operating income	47,577	39,840	211,227	183,035
Other income	1,418	7,298	10,250	22,240
Interest expense	32,613	26,417	96,846	78,684
Income before income taxes	16,382	20,721	124,631	126,591
Income taxes	2,296	2,371	10,325	11,597
Income from continuing operations	14,086	18,350	114,306	114,994
Discontinued operations, net of tax	—	(39)	1,837	(938)
Net income	$14,086	$18,311	$116,143	$114,056
Earnings per share - basic:
Income from continuing operations	$.07	$.09	$.55	$.56
Discontinued operations, net of tax	—	—	.01	—
Earnings per share - basic	$.07	$.09	$.56	$.56
Earnings per share - diluted:
Income from continuing operations	$.07	$.09	$.54	$.56
Discontinued operations, net of tax	—	—	.01	—
Earnings per share - diluted	$.07	$.09	$.55	$.56
Weighted average common shares outstanding - basic	211,246	204,331	208,792	204,269
Weighted average common shares outstanding - diluted	212,678	205,285	210,466	205,153
The accompanying condensed notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands)
Net income	$14,086	$18,311	$116,143	$114,056
Other comprehensive income:
Postretirement liability adjustment:
Amortization of postretirement liability losses included in net periodic benefit cost, net of tax of $55 and $33 for the three months ended and $141 and $85 for the nine months ended in 2026 and 2025, respectively	154	103	487	324
Net unrealized (loss) gain on available-for-sale investments:
Net unrealized (loss) gain on available-for-sale investments arising during the period, net of tax of $(37) and $(1) for the three months ended and $(57) and $22 for the nine months ended in 2026 and 2025, respectively	(139)	(3)	(215)	82
Reclassification adjustment for loss on available-for-sale investments included in net income, net of tax of $— and $1 for the three months ended and $2 and $2 for the nine months ended in 2026 and 2025, respectively	1	3	7	9
Net unrealized (loss) gain on available-for-sale investments	(138)	—	(208)	91
Other comprehensive income	16	103	279	415
Comprehensive income attributable to common stockholders	$14,102	$18,414	$116,422	$114,471
The accompanying condensed notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Balance Sheets
(Unaudited)
	September 30, 2026	September 30, 2025	December 31, 2025
Assets	(In thousands, except shares and per share amounts)
Current assets:
Cash, cash equivalents and restricted cash	$27,621	$75,853	$28,212
Receivables, net	148,016	132,240	258,631
Current regulatory assets	206,241	179,149	179,579
Inventories	41,561	44,272	39,052
Current environmental allowances	25,047	22,144	26,194
Prepayments and other current assets	62,417	47,709	40,768
Total current assets	510,903	501,367	572,436
Noncurrent assets:
Property, plant and equipment	8,548,212	7,863,725	8,264,972
Less accumulated depreciation and amortization	2,378,100	2,272,380	2,304,787
Net property, plant and equipment	6,170,112	5,591,345	5,960,185
Goodwill	345,736	345,736	345,736
Regulatory assets	311,327	305,890	297,218
Investments	122,454	118,443	121,177
Environmental allowances	174,868	129,354	112,376
Other	225,235	193,605	213,078
Total noncurrent assets	7,349,732	6,684,373	7,049,770
Total assets	$7,860,635	$7,185,740	$7,622,206
Liabilities and Stockholders' Equity
Current liabilities:
Long-term debt due within one year	$24,700	$164,700	$144,700
Accounts payable	126,773	122,109	148,970
Regulatory liabilities due within one year	159,283	143,822	148,584
Taxes payable	44,934	43,328	44,686
Dividends payable	30,944	28,606	28,614
Accrued compensation	33,646	31,628	34,666
Current environmental obligations	24,086	19,561	24,086
Other accrued liabilities	133,931	112,795	110,917
Total current liabilities	578,297	666,549	685,223
Noncurrent liabilities:
Long-term debt	2,570,233	2,188,485	2,532,155
Deferred income taxes	467,344	434,099	437,286
Regulatory liabilities	480,456	473,812	472,329
Asset retirement obligations	445,849	419,616	431,587
Environmental obligations	163,422	108,848	108,448
Other	184,033	171,237	182,261
Total noncurrent liabilities	4,311,337	3,796,097	4,164,066
Commitments and contingencies
Stockholders' equity:
Common stock Authorized - 500,000,000 shares, $1.00 par value Shares issued - 213,407,857 at September 30, 2026, 204,331,170 at September 30, 2025 and 204,382,821 at December 31, 2025	213,408	204,331	204,383
Other paid-in capital	1,638,668	1,473,739	1,476,355
Retained earnings	1,135,361	1,061,407	1,108,894
Accumulated other comprehensive loss	(16,436)	(16,383)	(16,715)
Total stockholders' equity	2,971,001	2,723,094	2,772,917
Total liabilities and stockholders' equity	$7,860,635	$7,185,740	$7,622,206
The accompanying condensed notes are an integral part of these consolidated financial statements.

Index

MDU Resources Group, Inc.
Consolidated Statements of Equity
(Unaudited)
			Other Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Common Stock
	Shares	Amount				Total
	(In thousands, except shares)
At December 31, 2025	204,382,821	$204,383	$1,476,355	$1,108,894	$(16,715)	$2,772,917
Net income	—	—	—	80,817	—	80,817
Other comprehensive income	—	—	—	—	140	140
Dividends declared on common stock	—	—	—	(28,868)	—	(28,868)
Stock-based compensation	—	—	1,932	—	—	1,932
Issuance of common stock, net	4,300,000	4,300	76,859	—	—	81,159
Issuance of common stock upon vesting of stock-based compensation, net of shares used for tax withholdings	323,203	323	(4,782)	—	—	(4,459)
At March 31, 2026	209,006,024	$209,006	$1,550,364	$1,160,843	$(16,575)	$2,903,638
Net income	—	—	—	21,240	—	21,240
Other comprehensive income	—	—	—	—	123	123
Dividends declared on common stock	—	—	—	(29,657)	—	(29,657)
Stock-based compensation	—	—	1,934	—	—	1,934
Issuance of common stock, net	1,343,432	1,343	28,301	—	—	29,644
At June 30, 2026	210,349,456	$210,349	$1,580,599	$1,152,426	$(16,452)	$2,926,922
Net income	—	—	—	14,086	—	14,086
Other comprehensive income	—	—	—	—	16	16
Dividends declared on common stock	—	—	—	(31,151)	—	(31,151)
Stock-based compensation	—	—	1,933	—	—	1,933
Issuance of common stock, net	3,058,401	3,059	56,136	—	—	59,195
At September 30, 2026	213,407,857	$213,408	$1,638,668	$1,135,361	$(16,436)	$2,971,001
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

Index

MDU Resources Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2026	2025
	(In thousands)
Operating activities:
Net income	$116,143	$114,056
Income (loss) from discontinued operations, net of tax	1,837	(938)
Income from continuing operations	114,306	114,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165,028	155,160
Deferred income taxes	22,042	(12,473)
Provision for credit losses	4,361	5,404
Amortization of debt issuance costs	964	928
Employee stock-based compensation costs	5,799	4,920
Pension and postretirement benefit plan net periodic benefit cost (credit)	1,044	(802)
Unrealized gains on investments	(3,202)	(4,772)
Changes in current assets and liabilities, net of acquisitions:
Receivables	106,254	136,261
Inventories	(3,178)	(603)
Other current assets	(46,798)	47,598
Accounts payable	(41,862)	(47,736)
Other current liabilities	34,161	13,815
Pension and postretirement benefit plan contributions	(3,672)	(2,807)
Other noncurrent changes	(8,984)	(16,354)
Net cash provided by continuing operations	346,263	393,533
Net cash provided by (used in) discontinued operations	1,344	(740)
Net cash provided by operating activities	347,607	392,793
Investing activities:
Capital expenditures	(332,085)	(353,804)
Cost of removal, net	(13,086)	(7,653)
Purchase of investment securities	(3,174)	(3,288)
Proceeds from investment securities	4,000	5,000
Net cash used in investing activities	(344,345)	(359,745)
Financing activities:
Issuance of long-term debt	497,150	123,100
Repayment of long-term debt	(577,263)	(62,812)
Debt issuance costs	(2,558)	(226)
Issuance of common stock, net	169,998	(47)
Dividends paid	(86,721)	(79,638)
Tax withholding on stock-based compensation	(4,459)	(4,476)
Net cash used in financing activities	(3,853)	(24,099)
(Decrease) increase in cash, cash equivalents and restricted cash	(591)	8,949
Cash, cash equivalents and restricted cash - beginning of year	28,212	66,904
Cash, cash equivalents and restricted cash - end of period	$27,621	$75,853
Supplemental cash flow information:
Cash expenditures during the year for:
Interest, net*	$82,165	$68,267
Income taxes paid, net	$1,702	$27,491
Noncash investing and financing transactions:
Property, plant and equipment additions in accounts payable	$62,307	$53,653
Right-of-use assets obtained in exchange for new operating lease liabilities	$463	$1,344
*AFUDC - borrowed was $6.2 million and $5.4 million for the nine months ended September 30, 2026 and 2025, respectively.
The accompanying condensed notes are an integral part of these consolidated financial statements.

Index
MDU Resources Group, Inc.
Condensed Notes to Consolidated
Financial Statements
September 30, 2026 and 2025
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

On September 30, 2026, the Company reached a positive final investment decision to proceed with Bakken East. As a result, preliminary investigation costs incurred in 2026 prior to the final investment decision were reclassified from Other noncurrent assets to CWIP within Property, plant and equipment on the Consolidated Balance Sheets as of September 30, 2026, and are reflected as investing activities in the Consolidated Statement of Cash Flows. Additionally, $11.0 million of costs incurred in prior fiscal years were also reclassified from Other noncurrent assets to CWIP within Property, plant, and equipment on the Consolidated Balance Sheets as of September 30, 2026. The prior year reclassification represents a non-cash investing activity and is excluded from the main body of the Consolidated Statement of Cash Flows.
Management has evaluated the impact of events occurring after September 30, 2026, up to the date of issuance of these consolidated interim financial statements on November 5, 2026, that would require recognition or disclosure in the Consolidated Financial Statements.

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
On October 31, 2024, the Company completed the separation of Everus, its former construction services segment, into a new independent, publicly-traded company. As a result of the separation, the Company provided to Everus and Everus provided to the Company transition services in accordance with the TSA entered into on October 31, 2024. The Company did not provide nor receive any transition services for the three months ended September 30, 2026. For the nine months ended September 30, 2026, the Company received $1.3 million for these related activities. For the three and nine months ended September 30, 2025, the Company received $1.3 million and $6.8 million, respectively, and paid $17,000 and $42,000, respectively, for these related activities. All transition services were completed as of March 31, 2026.
Separation related costs for the three months ended September 30, 2026 were not material. Separation related costs of $131,000, net of tax, were incurred during the nine months ended September 30, 2026 and $39,000 and $586,000, net of tax, for the three and nine months ended September 30, 2025, respectively. In the second quarter of 2026, the Company recorded a tax benefit of $1.5 million related to an election for a change in tax method for certain strategic initiative costs. Separation costs incurred and the tax benefit are presented in Discontinued operations, net of tax in the Consolidated Statements of Income. Separation costs primarily relate to transaction and third-party support costs, one-time business separation fees and related tax charges.

Index
The Company had no assets or liabilities related to the discontinued operations of Everus on its balance sheet as of September 30, 2026, September 30, 2025, or December 31, 2025.
The reconciliation of the major classes of income and expense constituting pretax income (loss) from discontinued operations to the after-tax income (loss) from discontinued operations on the Consolidated Statements of Income were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands)
Operating revenues	$1	$—	$2	$2
Operating expenses	1	52	(494)	1,195
Operating (loss) income	—	(52)	496	(1,193)
Income (loss) from discontinued operations before income taxes	—	(52)	496	(1,193)
Income tax benefit	—	(13)	(1,341)	(255)
Discontinued operations, net of tax	$—	$(39)	$1,837	$(938)
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
Details of the Company's expected credit losses were as follows:

	Electric	Natural gas distribution	Pipeline	Total
	(In thousands)
At December 31, 2025	$506	$1,443	$—	$1,949
Current expected credit loss provision	952	1,670	—	2,622
Less write-offs charged against the allowance	1,066	1,098	—	2,164
Credit loss recoveries collected	188	272	—	460
At March 31, 2026	$580	$2,287	$—	$2,867
Current expected credit loss provision	269	219	—	488
Less write-offs charged against the allowance	368	1,013	—	1,381
Credit loss recoveries collected	88	167	—	255
At June 30, 2026	$569	$1,660	$—	$2,229
Current expected credit loss provision	492	759	—	1,251
Less write-offs charged against the allowance	544	1,620	—	2,164
Credit loss recoveries collected	80	205	—	285
At September 30, 2026	$597	$1,004	$—	$1,601

Index

	Electric	Natural gas distribution	Pipeline	Total
	(In thousands)
At December 31, 2024	$473	$1,366	$—	$1,839
Current expected credit loss provision	939	2,213	—	3,152
Less write-offs charged against the allowance	1,036	1,269	—	2,305
Credit loss recoveries collected	166	252	—	418
At March 31, 2025	$542	$2,562	$—	$3,104
Current expected credit loss provision	178	(151)	—	27
Less write-offs charged against the allowance	333	1,002	—	1,335
Credit loss recoveries collected	74	165	—	239
At June 30, 2025	$461	$1,574	$—	$2,035
Current expected credit loss provision	646	1,579	—	2,225
Less write-offs charged against the allowance	688	2,454	—	3,142
Credit loss recoveries collected	76	220	—	296
At September 30, 2025	$495	$919	$—	$1,414
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

	September 30, 2026	September 30, 2025	December 31, 2025
	(In thousands)
Natural gas in storage (current)	$37,268	$40,077	$34,333
Fuel stock	4,293	4,195	4,719
Total	$41,561	$44,272	$39,052
The remainder of natural gas in storage, which largely represents the cost of gas required to maintain pressure levels for normal operating purposes, was included in noncurrent assets - other and was $47.8 million, $48.5 million and $47.8 million at September 30, 2026 and 2025 and December 31, 2025, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands, except per share amounts)
Weighted average common shares outstanding - basic	211,246	204,331	208,792	204,269
Effect of dilutive performance share awards and restricted stock units	1,432	954	1,674	884
Weighted average common shares outstanding - diluted	212,678	205,285	210,466	205,153
Earnings per share - basic:
Income from continuing operations	$.07	$.09	$.55	$.56
Discontinued operations, net of tax	—	—	.01	—
Earnings per share - basic	$.07	$.09	$.56	$.56
Earnings per share - diluted:
Income from continuing operations	$.07	$.09	$.54	$.56
Discontinued operations, net of tax	—	—	.01	—
Earnings per share - diluted	$.07	$.09	$.55	$.56
Shares excluded from the calculation of diluted earnings per share	—	—	17	—
Dividends declared per common share	$.145	$.140	$.425	$.400
Note 8 - Equity
At-the-market offering program
On August 7, 2025, the Company entered into an EDA pursuant to which it may issue, offer, and sell, from time to time, up to an aggregate gross sales price of $400.0 million of shares of its common stock through an ATM offering program, which includes the ability to enter into FSAs. Since the establishment of the ATM offering program, the Company did not enter into any FSAs related to the EDA. As of September 30, 2026, the Company had capacity to issue up to an aggregate gross sales price of $310.0 million in shares of common stock under the ATM offering program. Details of the Company's ATM offering activity were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands)
Shares issued	3,059	—	4,402	—
Net proceeds	$59,272	$—	$88,916	$—
Issuance costs	$728	$—	$1,084	$—

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
In March 2026, the Company partially settled the FSAs with physical delivery of 4.3 million shares of common stock to the counterparties in exchange for cash of $81.3 million. At September 30, 2026, the Company could have settled all of its outstanding FSAs with physical delivery of 7.4 million shares of common stock to the banking counterparties in exchange for cash of approximately $139.6 million. If the FSAs had been net cash or net share settled at September 30, 2026, the Company, in aggregate, would have been entitled to a net settlement of approximately $2.8 million or 153,231 shares, respectively.

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

Three Months Ended September 30, 2026	Electric	Natural gas distribution	Pipeline	Other	Total
	(In thousands)
Residential utility sales	$44,224	$68,618	$—	$—	$112,842
Commercial utility sales*	69,706	45,653	—	—	115,359
Industrial utility sales	10,541	7,054	—	—	17,595
Other utility sales	2,266	—	—	—	2,266
Natural gas transportation	—	18,478	46,606	—	65,084
Natural gas storage	—	—	5,845	—	5,845
Other	19,082	10,583	4,187	203	34,055
Intersegment eliminations	(125)	(86)	(4,096)	(203)	(4,510)
Revenues from contracts with customers	145,694	150,300	52,542	—	348,536
Other revenues	(3,415)	2,585	40	—	(790)
Total external operating revenues	$142,279	$152,885	$52,582	$—	$347,746
*Commercial utility sales includes the impact from data centers at the electric segment.

Index

Three Months Ended September 30, 2025	Electric	Natural gas distribution	Pipeline	Other	Total
	(In thousands)
Residential utility sales	$35,730	$64,225	$—	$—	$99,955
Commercial utility sales*	52,492	45,581	—	—	98,073
Industrial utility sales	9,525	7,873	—	—	17,398
Other utility sales	1,949	—	—	—	1,949
Natural gas transportation	—	16,292	47,239	—	63,531
Natural gas storage	—	—	5,680	—	5,680
Other	19,118	7,983	4,439	182	31,722
Intersegment eliminations	(138)	(92)	(4,269)	(182)	(4,681)
Revenues from contracts with customers	118,676	141,862	53,089	—	313,627
Other revenues	(1,014)	2,353	70	—	1,409
Total external operating revenues	$117,662	$144,215	$53,159	$—	$315,036
*Commercial utility sales includes the impact from data centers at the electric segment.

Nine Months Ended September 30, 2026	Electric	Natural gas distribution	Pipeline	Other	Total
	(In thousands)
Residential utility sales	$118,705	$420,945	$—	$—	$539,650
Commercial utility sales*	169,369	269,453	—	—	438,822
Industrial utility sales	31,497	28,059	—	—	59,556
Other utility sales	6,309	—	—	—	6,309
Natural gas transportation	—	52,818	142,856	—	195,674
Natural gas storage	—	—	16,842	—	16,842
Other	59,946	42,504	10,752	603	113,805
Intersegment eliminations	(416)	(261)	(48,607)	(604)	(49,888)
Revenues from contracts with customers	385,410	813,518	121,843	(1)	1,320,770
Other revenues	(6,197)	14,361	92	—	8,256
Total external operating revenues	$379,213	$827,879	$121,935	$(1)	$1,329,026
*Commercial utility sales includes the impact from data centers at the electric segment.

Nine Months Ended September 30, 2025	Electric	Natural gas distribution	Pipeline	Other	Total
	(In thousands)
Residential utility sales	$103,984	$453,501	$—	$—	$557,485
Commercial utility sales*	144,397	303,611	—	—	448,008
Industrial utility sales	27,936	32,433	—	—	60,369
Other utility sales	5,592	—	—	—	5,592
Natural gas transportation	—	49,816	142,612	—	192,428
Natural gas storage	—	—	16,882	—	16,882
Other	53,832	43,086	10,778	540	108,236
Intersegment eliminations	(457)	(278)	(47,401)	(540)	(48,676)
Revenues from contracts with customers	335,284	882,169	122,871	—	1,340,324
Other revenues	(7,476)	8,088	119	—	731
Total external operating revenues	$327,808	$890,257	$122,990	$—	$1,341,055
*Commercial utility sales includes the impact from data centers at the electric segment.

Index
Remaining performance obligations
The remaining performance obligations at the pipeline segment include firm transportation and storage contracts with fixed pricing and fixed volumes. The Company has applied the practical expedient that does not require additional disclosures for contracts with an original duration of less than 12 months, to certain firm transportation, storage and non-regulated contracts. The Company's firm transportation and storage contracts included in the remaining performance obligations have weighted average remaining durations of less than five years and four years, respectively.
At September 30, 2026, the Company expects to recognize revenue in future periods from remaining performance obligations, as follows:

12 months or less	Next 13-24 months	25 months or more	Total
(In millions)
$82.4	$78.6	$323.6	$484.6

Index
Note 10 - Regulatory matters
Regulatory assets and liabilities
The following table summarizes the individual components of unamortized regulatory assets and liabilities:

	Estimated Recovery or Refund Period as of September 30, 2026	*	September 30, 2026	September 30, 2025	December 31, 2025
			(In thousands)
Regulatory assets:
Current:
Environmental compliance programs	Up to 1 year		$81,681	$69,646	$78,784
Conservation programs	Up to 1 year		40,382	27,405	29,148
Decoupling mechanisms	Up to 1 year		25,002	9,716	17,091
Cost recovery mechanisms	Up to 1 year		19,582	8,606	13,460
Demand charges	Up to 1 year		15,101	15,287	6,391
Natural gas costs recoverable through rate adjustments	Up to 1 year		13,362	34,325	22,897
Electric fuel and purchased power deferral	Up to 1 year		2,031	9,644	6,902
Other	Up to 1 year		9,100	4,520	4,906
			206,241	179,149	179,579
Noncurrent:
Pension and postretirement benefits	**		135,222	142,064	135,222
Cost recovery mechanisms	Up to 23 years		56,782	68,314	63,328
Plant costs/asset retirement obligations	Over plant lives		49,962	46,334	48,352
Manufactured gas plant site remediation	-		28,129	27,147	28,411
Taxes recoverable from customers	Over plant lives		12,006	12,257	12,250
Environmental compliance programs	-		11,499	—	—
Covid-19 deferred costs	Up to 2 years		3,567	3,863	3,761
Long-term debt refinancing costs	Up to 37 years		1,430	1,571	1,799
Other	Up to 13 years		12,730	4,340	4,095
			311,327	305,890	297,218
Total regulatory assets			$517,568	$485,039	$476,797
Regulatory liabilities:
Current:
Environmental compliance programs	Up to 1 year		$104,325	$84,884	$89,306
Natural gas costs refundable through rate adjustments	Up to 1 year		30,381	43,373	47,130
Electric fuel and purchased power deferral	Up to 1 year		11,248	—	—
Margin sharing	Up to 1 year		4,583	3,831	3,946
Provision for rate refund	Up to 1 year		2,816	4,358	1,780
Taxes refundable to customers	Up to 1 year		2,426	2,325	2,301
Conservation programs	Up to 1 year		460	1,108	733
Other	Up to 1 year		3,044	3,943	3,388
			159,283	143,822	148,584
Noncurrent:
Plant removal and decommissioning costs	Over plant lives		232,943	228,982	224,313
Taxes refundable to customers	Over plant lives		168,508	177,469	176,665
Cost recovery mechanisms	Up to 16 years		48,616	38,426	41,323
Accumulated deferred investment tax credit	Over plant lives		22,634	21,615	22,663
Pension and postretirement benefits	**		4,776	4,862	4,776
Other	Up to 12 years		2,979	2,458	2,589
			480,456	473,812	472,329
Total regulatory liabilities			$639,739	$617,634	$620,913
Net regulatory position			$(122,171)	$(132,595)	$(144,116)
*Estimated recovery or refund period for amounts currently being recovered or refunded in rates to customers. **Recovered as expense is incurred or cash contributions are made.

Index
As of September 30, 2026 and 2025, and December 31, 2025, approximately $185.2 million, $175.9 million and $174.3 million, respectively, of regulatory assets were not earning a rate of return but are expected to be recovered from customers in future rates. These assets are largely comprised of the unfunded portion of pension and postretirement benefits, asset retirement obligations, estimated future cost of manufactured gas plant site remediation and certain pipeline integrity cost recovery mechanisms.
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
The following tables summarize the Company's significant regulatory proceedings and cases by jurisdiction:

Segment	State	Filing Date	Annual Revenue Increase (%) *	Annual Revenue Increase (In millions) *	ROE*	Status	Key Drivers and Additional Information
General Rate Cases Pending
Electric	Montana	September 30, 2025	15.0%	$10.0	9.65%	•Settlement filed •Interim rate increase of $10.4M or 16.2% effective April 1, 2026	•Investments, including Badger Wind Farm •Corresponding depreciation on those investments •Increased operation and maintenance expense
Natural Gas Distribution	Washington	May 29, 2026	Rate Year 1 4.9% Rate Year 2 3.4%	Rate Year 1 $25.1 Rate Year 2 $18.1	10.50%	•Pending	•Multi-year rate case •Infrastructure investments necessary to provide safe and reliable service •Higher operating costs and depreciation tied to system improvements
Pipeline	FERC	May 29, 2026	13.5%	$31.0	14.59%	•Pending •Rates to be effective December 1, 2026	•Increase in proposed depreciation rates represent 30% of the annual revenue increase
Electric	North Dakota	June 30, 2026	14.5%	$34.5	10.80%	•Pending •Interim rate increase of $26.3M or 11.0% effective September 1, 2026	•Increase in operations and maintenance expense •Investments made across the system since the last filing •Higher depreciation expense related to infrastructure investments
Natural Gas Distribution	Minnesota	October 30, 2026	12.7%	$4.5	10.80%	•Pending •Interim rate increase of $3.9M or 11.2%, if approved, effective January 1, 2027	•Increase in operations and maintenance expense •Investments made across the system since the last filing •Higher depreciation expense related to infrastructure investments

Index

Segment	State	Filing Date	Annual Revenue Increase (%) *	Annual Revenue Increase (In millions) *	ROE*	Status	Key Drivers and Additional Information
General Rate Cases Finalized
Natural Gas Distribution	Washington	March 29, 2024	Rate Year 1 7.9% Rate Year 2 2.6%	Rate Year 1 $29.8 Rate Year 2 $10.8	9.50%	•Approved •Final rates effective March 5, 2025 •$3.7M revenue reduction effective June 1, 2025** •Final rates effective March 1, 2026 •$2.1M revenue reduction effective June 1, 2026**
•Multi-year rate case
•Infrastructure investments necessary to provide safe and reliable service
•Higher operating costs due to inflation
•$3.7M revenue reduction was driven by forecasted plant that was not placed in service by December 31, 2024
•$2.1M revenue reduction was driven by forecasted plant that was not placed in service by December 31, 2025

Electric	Wyoming	June 30, 2025	18.6%	$5.8	9.70%	•Approved •Final rates effective April 1, 2026
•Increases in operation and maintenance expense
•Investments made since the last rate case
•Corresponding depreciation on those infrastructure investments
•Withdrew the requested Reliability and Safety Rider

Natural Gas Distribution	Oregon	November 25, 2025	11.8%	$12.2	9.50%	•Approved •Final rates effective October 31, 2026	•Rate base growth •Growth in operations and maintenance expense •Growth in depreciation expense associated with new investments in rate base
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

Index
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
The Company measures its investments in certain fixed-income and equity securities at fair value with changes in fair value recognized in income. The Company anticipates using these investments, which consist of insurance contracts, to satisfy its obligations under its unfunded, nonqualified defined benefit and defined contribution plans for executive officers and certain key management employees and invests in these fixed-income and equity securities for the purpose of earning investment returns and capital appreciation. These investments, which totaled $69.7 million, $66.2 million and $67.4 million, at September 30, 2026 and 2025, and December 31, 2025, respectively, are classified as Investments on the Consolidated Balance Sheets. The net unrealized loss on these investments was $860,000 for the three months ended and an unrealized gain of $3.2 million for the nine months ended in September 30, 2026. The net unrealized gain on these investments was $2.2 million and $4.8 million for the three and nine months ended September 30, 2025, respectively. The change in fair value, which is considered part of the cost of the plan, is classified in Other income on the Consolidated Statements of Income. In the first quarter of 2026 and second quarter of 2025, the Company withdrew $4.0 million and $5.0 million, respectively, of cash in excess of 125 percent of the full funding amount, which had no effect on the cost basis of the investments held.
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

September 30, 2026	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$9,051	$—	$408	$8,643
U.S. Treasury securities	3,471	19	18	3,472
Total	$12,522	$19	$426	$12,115

September 30, 2025	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,465	$24	$230	$8,259
U.S. Treasury securities	3,495	24	3	3,516
Total	$11,960	$48	$233	$11,775

December 31, 2025	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed securities	$8,539	$28	$204	$8,363
U.S. Treasury securities	3,992	33	—	4,025
Total	$12,531	$61	$204	$12,388

Index
The Company's assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at September 30, 2026, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2026
	(In thousands)
Assets:
Money market funds	$—	$9,273	$—	$9,273
Insurance contracts*	—	69,705	—	69,705
Available-for-sale securities:
Mortgage-backed securities	—	8,643	—	8,643
U.S. Treasury securities	—	3,472	—	3,472
Total assets measured at fair value	$—	$91,093	$—	$91,093

*The insurance contracts invest approximately 53 percent in fixed-income investments, 20 percent in common stock of large-cap companies, 10 percent in target date investments, 8 percent in common stock of mid-cap companies, 4 percent in common stock of small-cap companies, 3 percent in cash equivalents, 1 percent in international investments, and 1 percent in real estate.

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
The Company's long-term debt is not measured at fair value on the Consolidated Balance Sheets and the fair value is being provided for disclosure purposes only. The fair value was categorized as Level 2 in the fair value hierarchy and was based on discounted future cash flows using current market interest rates. The estimated fair value of the Company's Level 2 long-term debt was as follows:

	September 30, 2026	September 30, 2025	December 31, 2025
	(In thousands)
Carrying amount	$2,594,933	$2,353,185	$2,676,855
Fair value	$2,218,706	$2,068,905	$2,385,170
The carrying amounts of the Company's remaining financial instruments included in current assets and current liabilities approximate their fair values.
Note 13 - Debt
Certain debt instruments of the Company and its subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt agreements, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions. The Company and its subsidiaries were in compliance with applicable covenants at September 30, 2026. In the event the Company or its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued.
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
The following table summarizes the outstanding revolving credit facilities of the Company and its subsidiaries:

Company	Debt-to-Total Capitalization Ratio at September 30, 2026	Provisions for Increased Borrowings, up to a maximum of:	Facility Limit	Amount Outstanding at September 30, 2026	Amount Outstanding at September 30, 2025	Amount Outstanding at December 31, 2025	Letters of Credit at September 30, 2026	Expiration Date
			(In millions)
Montana-Dakota Utilities Co.	50%	$250.0	$200.0	$58.3	$132.7	$132.0	$—	12/11/30
Cascade Natural Gas Corporation	49%	$225.0	$175.0	$15.0	$91.4	$96.5	$2.2	12/11/30
Intermountain Gas Company	54%	$225.0	$175.0	$40.0	$72.0	$67.3	$—	12/11/30
MDU Resources Group, Inc.	47%	$250.0	$200.0	$45.0	$20.0	$32.9	$1.0	12/11/30

Index

Long-term Debt Outstanding
Long-term debt outstanding was as follows:

	Weighted Average Interest Rate at September 30, 2026	September 30, 2026	September 30, 2025	December 31, 2025
		(In thousands)
Senior Notes due on dates ranging from August 23, 2028 to June 15, 2062	4.98%	$2,355,000	$1,947,000	$2,010,000
Credit agreements due on December 11, 2030	4.85%	100,000	183,400	196,700
Commercial paper supported by revolving credit agreement	4.21%	58,300	132,700	132,000
Term Loan Agreements due on dates ranging from March 31, 2027 to March 31, 2039	4.51%	56,200	60,900	310,900
Medium-Term Notes due on dates ranging from September 15, 2027 to March 16, 2029	7.32%	35,000	35,000	35,000
Other notes due on November 30, 2038	6.00%	316	333	329
Less unamortized debt issuance costs		9,883	6,148	8,074
Total long-term debt		2,594,933	2,353,185	2,676,855
Less current maturities		24,700	164,700	144,700
Net long-term debt		$2,570,233	$2,188,485	$2,532,155

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

On December 30, 2025, Montana-Dakota entered into a $250.0 million term loan agreement with a SOFR-based variable interest rate and a maturity date of January 29, 2027. In 2026, Montana-Dakota paid down the $250.0 million outstanding balance under the term loan agreement. The term loan was terminated upon pay-off.

On June 16, 2026, Montana-Dakota entered into a NPA to issue $225.0 million of senior notes, with a maturity date of August 18, 2057, at an interest rate of 6.17 percent. The $225.0 million was issued on August 18, 2026. The agreement contains customary covenants and provisions, including a covenant of Montana-Dakota not to permit, at any time, the ratio of total debt to capitalization to be greater than 65 percent. Other covenants include a minimum interest coverage ratio and restrictions on the sale of certain assets.

Intermountain On September 22, 2026, Intermountain entered into a NPA to issue $60.0 million of senior notes, with a maturity date of September 22, 2036, at an interest rate of 5.90 percent. The agreement contains customary covenants and provisions, including a covenant of Intermountain not to permit, at any time, the ratio of total debt to capitalization to be greater than 65 percent. Other covenants include minimum interest coverage ratio and restrictions on the sale of certain assets.

Cascade On August 24, 2026, Cascade entered into a NPA to issue $100.0 million of senior notes, with maturity dates of August 24, 2036, and August 24, 2046, at a weighted average interest rate of 5.96 percent. The agreement contains customary covenants and provisions, including a covenant of Cascade not to permit, at any time, the ratio of total debt to capitalization to be greater than 65 percent. Other covenants include minimum interest coverage ratio and restrictions on the sale of certain assets.

WBI Energy Transmission On January 15, 2026, WBI Energy Transmission extended its $350.0 million uncommitted note purchase and private shelf agreement from December 22, 2025 to December 22, 2028, unless either party terminates such issuance right. WBI Energy Transmission had $235.0 million of notes outstanding at September 30, 2026, which reduced the remaining capacity under this uncommitted private shelf agreement to $115.0 million. The principal amount and interest rate of any series of shelf notes will be determined at the applicable time of issuance and purchase.

WBI Energy Transmission's ratio of total debt to total capitalization at September 30, 2026 was 39 percent.

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

Index
The information below follows the same accounting policies as described in Note 2 of the Notes to Consolidated Financial Statements in the 2025 Annual Report. Information on the Company's segments was as follows:

Three Months Ended September 30, 2026	Electric	Natural gas distribution	Pipeline	Other	Consolidated
	(In thousands)
Operating revenues:
External operating revenues	$142,279	$152,885	$52,582	$—	$347,746
Intersegment operating revenues	125	86	4,096	203	4,510
Purchased natural gas sold:
External purchased natural gas sold	—	58,577	—	—	58,577
Intersegment purchased natural gas sold	—	4,020	—	—	4,020
Electric fuel and purchased power	48,526	—	—	—	48,526
Operation and maintenance:
External operation and maintenance	29,991	63,387	22,208	89	115,675
Intersegment operation and maintenance	125	86	76	203	490
Depreciation and amortization	20,222	27,057	8,387	—	55,666
Taxes, other than income	4,780	13,083	3,862	—	21,725
Other income:
External other income	255	1,725	(829)	267	1,418
Intersegment other income	—	—	43	356	399
Interest expense:
External interest expense	11,453	16,634	3,865	661	32,613
Intersegment interest expense	—	—	399	—	399
Income tax expense (benefit)	1,035	(7,371)	3,997	4,635	2,296
Income (loss) from continuing operations	26,527	(20,777)	13,098	(4,762)	14,086
Discontinued operations, net of tax	—	—	—	—	—
Net income (loss)	$26,527	$(20,777)	$13,098	$(4,762)	$14,086

Index

Three Months Ended September 30, 2025	Electric	Natural gas distribution	Pipeline	Other	Consolidated
	(In thousands)
Operating revenues:
External operating revenues	$117,662	$144,215	$53,159	$—	$315,036
Intersegment operating revenues	138	92	4,269	182	4,681
Purchased natural gas sold:
External purchased natural gas sold	—	58,514	—	—	58,514
Intersegment purchased natural gas sold	—	4,226	—	—	4,226
Electric fuel and purchased power	41,098	—	—	—	41,098
Operation and maintenance:
External operation and maintenance	25,957	56,531	21,016	(1,742)	101,762
Intersegment operation and maintenance	138	92	43	182	455
Depreciation and amortization	17,479	26,558	8,009	—	52,046
Taxes, other than income	4,713	13,375	3,688	—	21,776
Other income:
External other income	2,027	3,850	880	541	7,298
Intersegment other income	—	—	122	1,565	1,687
Interest expense:
External interest expense	7,639	14,686	2,447	1,645	26,417
Intersegment interest expense	—	—	1,687	—	1,687
Income tax expense (benefit)	1,339	(7,612)	4,782	3,862	2,371
Income (loss) from continuing operations	21,464	(18,213)	16,758	(1,659)	18,350
Discontinued operations, net of tax	—	—	—	(39)	(39)
Net income (loss)	$21,464	$(18,213)	$16,758	$(1,698)	$18,311

Index

Nine Months Ended September 30, 2026	Electric	Natural gas distribution	Pipeline	Other	Consolidated
	(In thousands)
Operating revenues:
External operating revenues	$379,213	$827,879	$121,935	$(1)	$1,329,026
Intersegment operating revenues	416	261	48,607	604	49,888
Purchased natural gas sold:
External purchased natural gas sold	—	391,506	—	—	391,506
Intersegment purchased natural gas sold	—	48,340	—	—	48,340
Electric fuel and purchased power	133,267	—	—	—	133,267
Operation and maintenance:
External operation and maintenance	89,711	189,254	65,225	406	344,596
Intersegment operation and maintenance	416	261	267	604	1,548
Depreciation and amortization	60,136	80,029	24,863	—	165,028
Taxes, other than income	15,668	56,341	11,393	—	83,402
Other income:
External other income	2,548	7,860	(1,011)	853	10,250
Intersegment other income	—	—	235	1,486	1,721
Interest expense:
External interest expense	34,458	48,865	10,768	2,755	96,846
Intersegment interest expense	—	—	1,721	—	1,721
Income tax (benefit) expense	(7,220)	1,840	12,741	2,964	10,325
Income (loss) from continuing operations	55,741	19,564	42,788	(3,787)	114,306
Discontinued operations, net of tax	—	—	—	1,837	1,837
Net income (loss)	$55,741	$19,564	$42,788	$(1,950)	$116,143

Index

Nine Months Ended September 30, 2025	Electric	Natural gas distribution	Pipeline	Other	Consolidated
	(In thousands)
Operating revenues:
External operating revenues	$327,808	$890,257	$122,990	$—	$1,341,055
Intersegment operating revenues	457	278	47,401	540	48,676
Purchased natural gas sold:
External purchased natural gas sold	—	471,728	—	—	471,728
Intersegment purchased natural gas sold	—	47,300	—	—	47,300
Electric fuel and purchased power	119,737	—	—	—	119,737
Operation and maintenance:
External operation and maintenance	84,186	180,471	62,608	(1,569)	325,696
Intersegment operation and maintenance	457	278	101	540	1,376
Depreciation and amortization	52,055	79,151	23,954	—	155,160
Taxes, other than income	14,176	60,938	10,585	—	85,699
Other income:
External other income	5,745	12,246	2,804	1,445	22,240
Intersegment other income	—	—	334	3,613	3,947
Interest expense:
External interest expense	23,140	43,307	8,703	3,534	78,684
Intersegment interest expense	—	—	3,947	—	3,947
Income tax (benefit) expense	(6,646)	519	14,246	3,478	11,597
Income (loss) from continuing operations	46,905	19,089	49,385	(385)	114,994
Discontinued operations, net of tax	—	—	—	(938)	(938)
Net income (loss)	$46,905	$19,089	$49,385	$(1,323)	$114,056
A reconciliation of reportable segment operating revenues to consolidated operating revenues is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands)
Operating revenues reconciliation:
Total reportable segment operating revenues	$352,053	$319,535	$1,378,311	$1,389,191
Other revenue	203	182	603	540
Elimination of intersegment operating revenues	(4,510)	(4,681)	(49,888)	(48,676)
Total consolidated operating revenues	$347,746	$315,036	$1,329,026	$1,341,055
Note 15 - Employee benefit plans
Pension and other postretirement plans
The Company has noncontributory qualified defined benefit pension plans and other postretirement benefit plans for certain eligible employees.
Components of net periodic benefit cost for the Company's pension benefit plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands)
Components of net periodic benefit cost:
Interest cost	$3,128	$3,303	$9,384	$9,909
Expected return on assets	(3,391)	(3,645)	(10,174)	(10,935)
Amortization of net actuarial loss	1,432	1,193	4,296	3,580
Net periodic benefit cost	$1,169	$851	$3,506	$2,554

Index
Components of net periodic benefit credit for the Company's other postretirement benefit plans were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In thousands)
Components of net periodic benefit credit:
Service cost	$94	$99	$282	$297
Interest cost	441	462	1,323	1,386
Expected return on assets	(1,270)	(1,292)	(3,810)	(3,876)
Amortization of prior service credit	(45)	(290)	(135)	(869)
Amortization of net actuarial gain	(23)	(80)	(69)	(240)
Net periodic benefit credit, including amount capitalized	(803)	(1,101)	(2,409)	(3,302)
Less amount capitalized	18	18	53	54
Net periodic benefit credit	$(821)	$(1,119)	$(2,462)	$(3,356)
The components of net periodic benefit cost (credit), other than the service cost component, are included in Other income on the Consolidated Statements of Income. The service cost component is included in Operation and maintenance expense on the Consolidated Statements of Income.
Nonqualified defined benefit plans
In addition to the qualified defined benefit pension plans reflected in the table at the beginning of this note, the Company also has unfunded, nonqualified defined benefit plans for executive officers and certain key management employees. The Company's net periodic benefit cost for these plans was $662,000 and $716,000 for the three months ended September 30, 2026 and 2025, respectively, and $2.0 million and $2.1 million for the nine months ended September 30, 2026 and 2025, respectively. The components of net periodic benefit cost for these plans are included in Other income on the Consolidated Statements of Income.
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
At September 30, 2026 and 2025, and December 31, 2025, the Company accrued liabilities, which have not been discounted, of $23.8 million, $25.1 million and $26.1 million, respectively. The Company also recorded corresponding receivables of $96,000, $1.9 million, and $1.6 million, at September 30, 2026 and 2025, and December 31, 2025, respectively. The Company recorded regulatory assets of $22.0 million, $22.1 million and $23.2 million, at September 30, 2026 and 2025, and December 31, 2025, respectively, related to the accrued liabilities. The accruals are for contingencies resulting from litigation, regulatory and environmental matters. This includes amounts that have been accrued for matters discussed in Environmental matters within this note. The Company will continue to monitor each matter and adjust accruals as might be warranted based on new information and further developments. In January 2026, the Company received a final order on a regulatory commission complaint for $2.0 million, with $250,000 suspended on the condition that the Company complete additional compliance actions outlined in the order. At December 31, 2025, the Company had $1.75 million included in accrued liabilities, which was paid in February 2026.
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

Index
Guarantees
The Company and certain subsidiaries have outstanding letters of credit to third parties related to insurance policies and other agreements, some of which are guaranteed by other subsidiaries of the Company. At September 30, 2026, the fixed maximum amounts guaranteed under these letters of credit aggregated $8.5 million, all of which have scheduled expiration of the maximum amounts in 2026. There were no amounts outstanding under the previously mentioned letters of credit at September 30, 2026. In the event of default under these letter of credit obligations, the Company or subsidiary guaranteeing the letter of credit would be obligated for reimbursement of payments made under the letter of credit.
In the normal course of business, the Company and its subsidiaries have surety bonds. In the event the Company or its subsidiaries do not fulfill a bonded obligation, the Company or its subsidiaries would be responsible to the surety bond company for completion of the bonded contract or obligation. At September 30, 2026, approximately $15.3 million of surety bonds were outstanding, which were not reflected on the Consolidated Balance Sheets.
Leases
The Company's leases primarily include operating leases for equipment, buildings, easements and vehicles. The Company leases certain equipment to third parties through its utility business, which are considered short-term operating leases with terms of less than 12 months. Lease revenue was not material for the three and nine months ended September 30, 2026 or 2025. At September 30, 2026, the Company had no lease receivables.
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
At September 30, 2026, the Company's exposure to loss as a result of the Company's involvement with the VIE, based on the Company's ownership percentage, was $22.1 million.

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
Dividends In August 2026, the Company's board of directors revised the Company's long term dividend payout ratio target to 55 percent to 65 percent of earnings compared to the previous target of 60 percent to 70 percent of regulated energy delivery earnings. The revised range is intended to provide the Company with greater flexibility to fund its capital investment program, reduce future equity needs and support the Company's long-term growth. The Company has an 88-year history of uninterrupted dividend payments to stockholders and remains committed to paying a competitive dividend.
Market Trends The Company continues to manage the inflationary pressures experienced throughout the United States, including the impact that inflation, higher interest rates, changes in tariffs, commodity price volatility and supply chain disruptions may have on its business and customers and proactively looks for ways to lessen the impact to its business. For more information specific to each of the Company's businesses, see the following discussion in each business segment's Outlook section. For more information on the possible impacts, see Item 1A. Risk Factors in this quarterly report and Part I, Item 1A. Risk Factors in the 2025 Annual Report.
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
While made in good faith, these forward-looking statements are based largely on the Company's expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond the Company's control. For additional discussion regarding risks and uncertainties that may affect forward-looking statements, see Item 1A. Risk Factors in this quarterly report and Part I, Item 1A. Risk Factors in the 2025 Annual Report and subsequent filings with the SEC. Any changes in such assumptions or factors could produce significantly different results. Undue reliance should not be placed on forward-looking statements, which speak only as of the date they are made. Except as required by applicable law, the Company undertakes no obligation to update the forward-looking statements, whether as a result of new information, future events, or otherwise.

Index
Consolidated Earnings Overview
The following table summarizes the contribution to the consolidated income by each of the Company's business segments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In millions, except per share amounts)
Electric	$26.5	$21.5	$55.7	$46.9
Natural gas distribution	(20.7)	(18.2)	19.6	19.1
Pipeline	13.1	16.8	42.8	49.4
Other	(4.8)	(1.7)	(3.8)	(.4)
Income from continuing operations	14.1	18.4	114.3	115.0
Discontinued operations, net of tax	(.1)	—	1.8	(.9)
Net income	$14.0	$18.4	$116.1	$114.1
Earnings per share - basic:
Income from continuing operations	$.07	$.09	$.55	$.56
Discontinued operations, net of tax	—	—	.01	—
Earnings per share - basic	$.07	$.09	$.56	$.56
Earnings per share - diluted:
Income from continuing operations	$.07	$.09	$.54	$.56
Discontinued operations, net of tax	—	—	.01	—
Earnings per share - diluted	$.07	$.09	$.55	$.56
Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025 The Company's consolidated earnings decreased $4.4 million. Drivers of the earnings decrease include:
•The electric business earnings increase was largely driven by higher retail sales revenue from new rates approved in regulatory proceedings in North Dakota, Montana and Wyoming and from recovery mechanisms associated with renewable investments, including Badger Wind Farm. Higher retail sales volumes across all customer classes, largely due to warmer weather, further drove the increase. Higher costs associated with Badger Wind Farm, including operation and maintenance, interest and depreciation expense, partially offset the increase. Lower returns on nonqualified benefit plan investments also impacted results.
•The natural gas distribution business reported an increased seasonal loss, primarily driven by higher operation and maintenance expense, including higher payroll-related costs and a $2.1 million loss, net of tax, on the Company's decision to discontinue development of the Knott Landfill RNG project. Higher interest expense resulting from higher long-term debt balances and lower returns on nonqualified benefit plan investments also contributed to the loss. These impacts were partially offset by new rates approved in regulatory proceedings primarily in Idaho and Washington, as well as higher retail sales volumes across all customer classes.
•The earnings decrease at the pipeline business was driven by higher operation and maintenance expense primarily attributable to higher payroll-related and material costs as well as consulting costs associated with its recently filed rate case. Lower storage injections, advisory costs associated with Bakken East, and lower returns on the Company's nonqualified benefit plans further drove the decrease. The decrease was partially offset by short-term natural gas transportation contracts, as well as contributions from previously constructed growth projects, including a contracted volume increase.
•Other experienced an increase in net loss primarily due to higher claims experience at the captive insurer and higher income tax expense due to income tax adjustments related to the company's annualized estimated tax rate.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025 The Company's consolidated earnings increased $2.0 million. Drivers of the earnings increase include:
•The electric business earnings increase was largely the result of higher retail sales revenue, primarily from recovery mechanisms associated with renewable investments including Badger Wind Farm. New rates approved in regulatory proceedings in Montana, Wyoming and North Dakota further drove the increase. Higher costs associated with Badger Wind Farm, including operation and maintenance, interest and depreciation expense partially offset the increase.
•The natural gas distribution business reported an increase in earnings, primarily driven by new rates in Idaho, Washington, Wyoming and Montana. The increase was partially offset by higher operation and maintenance expense, primarily increased payroll-related costs as well as a $2.1 million, net of tax, loss on the Company's decision to discontinue development of the Knott Landfill RNG project. Higher interest expense resulting from higher debt balances, lower retail sales and electric generation transportation volumes due to warmer first quarter weather, and lower other income further offset the increase.

Index
•The decrease in earnings at the pipeline business was driven by higher operation and maintenance expense primarily attributable to higher payroll-related and materials costs as well as consulting costs associated with its recently filed rate case. The business also incurred advisory costs associated with Bakken East. Lower interruptible natural gas storage withdrawals and higher depreciation on projects placed in service further drove the decrease. The decrease was partially offset by short-term natural gas transportation contracts, as well as contributions from previously constructed growth projects, including a contracted volume increase.
•Other experienced an increase in net loss primarily due to higher claims experience at the captive insurer. Other also reflects income tax adjustments related to the Company’s annualized estimated tax rate. The decrease was partially offset by income from discontinued operations associated with a $1.5 million tax benefit related to an election to change the tax method for certain strategic initiative costs.
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
The Company continues to proactively monitor and work with its manufacturers to reduce the effects of increased pricing and lead times on delivery of certain raw materials and equipment used in electric generation, transmission and distribution system and natural gas pipeline projects. Long lead times are attributable to increased demand for steel products from pipeline companies as they continue pipeline system safety and integrity replacement projects driven by PHMSA regulations, as well as delays in the manufacturing and shipping of electrical equipment and increased demand for electrical equipment due to regulatory activity and grid expansion. The Company has been able to minimize the effects by working closely with suppliers or obtaining additional suppliers, as well as modifying project plans to accommodate extended lead times and increased costs. The Company expects these delays to continue. Inflationary pressures remain volatile and costs for goods and services also remain high. The Company also continues to monitor the impact tariffs will have on its costs. Tariff increases on raw materials could negatively affect the Company's construction projects and maintenance work. For additional discussion regarding risks and uncertainties, see Item 1A. Risk Factors in this quarterly report and Part I, Item 1A. Risk Factors in the 2025 Annual Report.
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
Earnings overview - The following information summarizes the performance of the electric segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In millions)
Operating revenues	$142.3	$117.8	$379.6	$328.3
Operating expenses:
Electric fuel and purchased power	48.6	41.2	133.3	119.8
Operation and maintenance	30.0	26.1	90.1	84.6
Depreciation and amortization	20.2	17.4	60.1	52.0
Taxes, other than income	4.8	4.7	15.7	14.2
Total operating expenses	103.6	89.4	299.2	270.6
Operating income	38.7	28.4	80.4	57.7
Other income	.2	2.0	2.5	5.7
Interest expense	11.3	7.6	34.4	23.1
Income before income taxes	27.6	22.8	48.5	40.3
Income tax (benefit) expense	1.1	1.3	(7.2)	(6.6)
Net income	$26.5	$21.5	$55.7	$46.9

Index

Operating statistics	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues (millions)
Retail sales:
Residential	$43.6	$35.7	$118.0	$102.2
Commercial[1]	67.2	50.7	162.9	137.1
Industrial	10.4	9.5	31.3	27.4
Other	2.2	2.0	6.2	5.5
	123.4	97.9	318.4	272.2
Other	18.9	19.9	61.2	56.1
	$142.3	$117.8	$379.6	$328.3
Volumes (million kWh)
Retail sales:
Residential	320.5	297.8	905.9	904.3
Commercial[1]	787.4	707.9	2,261.4	2,104.5
Industrial	124.2	121.1	373.6	357.8
Other	22.1	21.2	61.4	61.5
	1,254.2	1,148.0	3,602.3	3,428.1
Average cost of electric fuel and purchased power per kWh	$.029	$.027	$.028	$.026
[1]Commercial includes the impact from data centers.
Cooling degree days (% warmer (colder) than prior year)[1]
Montana	25.4%	(13.0)%	17.0%	(4.3)%
North Dakota	34.1%	(17.0)%	25.4%	(6.6)%
South Dakota	30.5%	8.6%	25.4%	18.4%
Wyoming	27.4%	(25.2)%	21.2%	(22.9)%
[1]Cooling degree days are a measure of the energy demand for cooling.
Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025 Electric earnings increased $5.0 million as a result of:
•Revenue increased $24.5 million.
◦Largely due to:
▪Higher fuel and purchased power costs of $7.4 million recovered in customer rates and offset in expense, as described below.
▪New rates approved in regulatory proceedings of $7.1 million in North Dakota, Montana and Wyoming.
▪Higher renewable tracker revenues of $6.2 million, largely due to Badger Wind Farm, which was placed in service in December 2025, partially offset by higher production tax credits offset in income tax expense, as described below.
▪Higher retail sales volumes of $2.2 million across all customer classes due to warmer weather.
•Electric fuel and purchased power increased $7.4 million, largely the result of higher demand costs and higher volumes.
•Operation and maintenance increased $3.9 million.
◦Largely the result of:
▪Higher contract services of $2.1 million, partially related to Badger Wind Farm.
▪Higher payroll-related costs of $1.0 million.
▪Timing of software expenses.
•Depreciation and amortization increased $2.8 million, largely due to increased property, plant and equipment balances, primarily related to Badger Wind Farm.
•Taxes, other than income was comparable to the same period in the prior year.
•Other income decreased $1.8 million, largely the result of lower returns on the Company's nonqualified benefit plan investments and absence of TSA income associated with services provided to Everus.
•Interest expense increased $3.7 million, primarily due to higher long-term debt balances.
•Income tax expense decreased $200,000, largely due to higher production tax credits of $1.9 million driven by Badger Wind Farm as discussed above, partially offset by higher income before income taxes.

Index
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025 Electric earnings increased $8.8 million as a result of:
•Revenue increased $51.3 million.
◦Largely due to:
▪Higher renewable tracker revenues of $20.5 million, largely due to Badger Wind Farm, which was placed in service in December 2025, partially offset by higher production tax credits offset in income tax benefit, as described below.
▪Higher fuel and purchased power costs of $13.5 million recovered in customer rates and offset in expense, as described below.
▪New rates approved in regulatory proceedings of $10.7 million in Montana, Wyoming and North Dakota.
▪Higher retail sales volumes of $1.4 million across all major customer classes.
•Electric fuel and purchased power increased $13.5 million, largely the result of higher demand costs and higher volumes.
•Operation and maintenance increased $5.5 million.
◦Largely the result of:
▪Higher contract services of $5.5 million, partially related to Badger Wind Farm. Big Stone Station planned outage-related costs were more than offset by absence of prior year Coyote Station and Wygen III generating station outage-related costs.
▪Higher payroll-related costs of $2.3 million.
◦Partially offset by timing of software expenses and absence of prior year costs associated with services provided to Everus as part of the TSA, offset in other income as described below.
•Depreciation and amortization increased $8.1 million, largely due to increased property, plant and equipment balances, primarily related to Badger Wind Farm.
•Taxes, other than income increased $1.5 million, largely as a result of higher property tax, primarily in Montana and North Dakota.
•Other income decreased $3.2 million, largely the result of lower TSA income, as described above, and lower AFUDC due to lower average CWIP balances.
•Interest expense increased $11.3 million, primarily due to higher long-term debt balances.
•Income tax benefit increased $600,000, largely due to higher production tax credits of $3.4 million driven by Badger Wind Farm as discussed above, partially offset by higher income before income taxes.
Earnings overview - The following information summarizes the performance of the natural gas distribution segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In millions)
Operating revenues	$153.0	$144.3	$828.1	$890.5
Operating expenses:
Purchased natural gas sold	62.6	62.7	439.8	519.0
Operation and maintenance	63.6	56.7	189.6	180.8
Depreciation and amortization	27.0	26.6	80.0	79.2
Taxes, other than income	13.0	13.3	56.3	60.9
Total operating expenses	166.2	159.3	765.7	839.9
Operating income (loss)	(13.2)	(15.0)	62.4	50.6
Other income	1.8	3.9	7.9	12.3
Interest expense	16.7	14.7	48.9	43.3
Income (loss) before income taxes	(28.1)	(25.8)	21.4	19.6
Income tax (benefit) expense	(7.4)	(7.6)	1.8	0.5
Net income (loss)	$(20.7)	$(18.2)	$19.6	$19.1

Index

Operating statistics	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues (millions)
Retail sales:
Residential	$72.1	$67.5	$442.7	$465.2
Commercial	43.6	43.7	257.3	296.7
Industrial	7.3	8.0	29.4	33.1
	123.0	119.2	729.4	795.0
Transportation and other	30.0	25.1	98.7	95.5
	$153.0	$144.3	$828.1	$890.5
Volumes (MMdk)
Retail sales:
Residential	4.4	3.9	40.0	44.2
Commercial	4.8	4.7	30.8	33.6
Industrial	1.0	.9	3.6	3.6
	10.2	9.5	74.4	81.4
Transportation sales:
Commercial	.3	.3	1.2	1.4
Industrial	40.2	42.6	111.5	129.1
	40.5	42.9	112.7	130.5
Total throughput	50.7	52.4	187.1	211.9
Average cost of natural gas per dk	$6.15	$6.59	$5.91	$6.38
Heating degree days (% colder (warmer) than prior year)[1]
Idaho	71.9%	(36.0)%	(13.6)%	(2.0)%
Minnesota	(58.0)%	138.1%	(6.9)%	17.5%
Montana	77.8%	—%	(23.1)%	6.4%
North Dakota[2]	(22.2)%	80.0%	(8.8)%	13.1%
Oregon[2]	184.3%	(17.7)%	(4.0)%	(1.7)%
South Dakota[2]	(53.8)%	23.8%	(21.6)%	9.8%
Washington[2]	185.2%	(59.1)%	(10.3)%	(4.8)%
Wyoming	(19.6)%	37.8%	(22.8)%	10.8%
[1]Heating Degree days are a measure of the daily temperature demand for energy heating. [2]Weather normalization or decoupling mechanisms are in place that minimize the weather impact.
Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025 Natural gas distribution reported an increased seasonal loss of $2.5 million as a result of:
•Revenue increased $8.7 million.
◦Largely due to:
▪New rates approved in regulatory proceedings of $6.5 million, primarily in Idaho and Washington.
▪A 7.1 percent or $1.2 million increase in retail sales volumes to all customer classes.
▪Higher basic service charges of $600,000 due to customer growth.
▪Higher revenue-based taxes of $200,000, recovered in rates and offset in expense, as described below.
•Purchased natural gas sold decreased $100,000, largely due to lower commodity costs of $8.1 million, partially offset by higher volumes of natural gas purchased of $4.4 million, and net environmental compliance costs of $3.5 million.
•Operation and maintenance increased $6.9 million.
◦Largely due to:
▪Higher payroll-related costs of $2.8 million.
▪Loss of $2.7 million for costs related to the Company's decision to discontinue development of the Knott Landfill RNG project.
▪Timing of software expenses.
•Depreciation and amortization increased $400,000, of which $1.4 million resulted from increased property, plant and equipment balances related to growth and replacement projects placed in service, partially offset by lower depreciation rates implemented in Washington, Oregon, Wyoming and Montana of $900,000.

Index
•Taxes, other than income decreased $300,000, due to timing of property taxes in Idaho, partially offset by higher revenue-based taxes, as described above.
•Other income decreased $2.1 million, largely the result of lower returns of $1.3 million on the Company's nonqualified benefit plan investments and the absence of TSA income of $800,000 associated with services provided to Everus.
•Interest expense increased $2.0 million, primarily due to higher long-term debt balances.
•Income tax benefit decreased $200,000, primarily the result of changes in permanent tax adjustments, partially offset by higher seasonal loss before income taxes.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025 Natural gas distribution earnings increased $500,000 as a result of:
•Revenue decreased $62.4 million.
◦Largely due to:
▪Lower purchased natural gas sold of $79.2 million, including net environmental compliance costs, recovered in customer rates and offset in expense, as described below.
▪Lower revenue-based taxes of $4.7 million, recovered in rates and offset in expense, as described below.
▪An 8.6 percent or $2.5 million decrease in retail sales volumes to all customer classes due to warmer weather during the first quarter, offset in part by weather normalization and decoupling mechanisms in certain jurisdictions.
▪Transportation volumes decreased 13.6 percent or $2.2 million primarily the result of lower electric generation volumes largely due to warmer weather during the first quarter.
◦Partially offset by:
▪New rates approved in regulatory proceedings of $22.1 million, primarily in Idaho, Washington, Wyoming and Montana.
▪Higher basic service charges of $2.2 million due to customer growth.
▪Higher conservation revenues of $1.2 million that were offset in expense, as described below.
•Purchased natural gas sold decreased $79.2 million, largely due to lower volumes of natural gas purchased of $44.1 million, commodity costs of $28.8 million and net environmental compliance costs of $6.3 million.
•Operation and maintenance increased $8.8 million.
◦Largely due to:
▪Higher payroll-related costs of $6.2 million.
▪Loss of $2.7 million for costs related to the Company's decision to discontinue development of the Knott Landfill RNG project.
▪Higher contract services of $1.7 million, including higher rate case expenses.
▪Higher conservation-related costs, recovered in rates, as discussed above.
▪Higher insurance expenses of $900,000.
◦Partially offset by:
▪Timing of software expenses and absence of prior year costs associated with services provided to Everus as part of the TSA, offset in other income, as described below.
•Depreciation and amortization increased $800,000, of which $3.8 million resulted from increased property, plant and equipment balances related to growth and replacement projects placed in service, partially offset by lower depreciation rates implemented in Washington, Oregon, Montana and Wyoming of $2.9 million.
•Taxes, other than income decreased $4.6 million, due to lower revenue-based taxes, as described above.
•Other income decreased $4.4 million.
◦Primarily due to:
▪Lower TSA income of $3.2 million, as described above.
▪Lower net interest income on regulatory deferral balances.
•Interest expense increased $5.6 million, primarily due to higher long-term debt balances.
•Income tax expense increased $1.3 million, primarily the result of changes in permanent tax adjustments and higher income before income taxes.

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
Recent regulatory developments have the potential to impact the operation and compliance strategy for Coyote Station. In December 2024, the EPA issued a final decision on the NDDEQ's Regional Haze state implementation plan, disapproving the state's conclusion that no additional controls are warranted for Coyote Station during this implementation period. In September 2026, the EPA proposed to reverse its December 2024 partial disapproval of the North Dakota State Implementation Plan for regional haze and instead fully approve the state's plan. If finalized, no additional regional haze controls would be required for the North Dakota facilities the EPA previously disapproved, including Coyote Station for this round of regional haze review.
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
In March 2023, the Company began to provide power for Applied Digital's data center near Ellendale, North Dakota. At full capacity, the data center requires 180 MW of electricity, equivalent to approximately 21 percent of the Company's generation portfolio. Applied Digital's load is purchased from the MISO market and does not impact the power supply available to other customers. The NDPSC approved an electric service agreement to serve an additional 350 MW of data center load with Applied Digital in the Company's service territory. The third HPC building at Ellendale is scheduled to begin ramping in January 2027. A total of 280 MW of Applied Digital's data center load is currently online.
In June 2026, the Company announced the signing of a new electric service agreement to serve Applied Digital's newest data center campus near Center, North Dakota. The electric service agreement supports 430 MWs of HPC load and is currently scheduled to come online in the third quarter of 2027, pending various approvals, including NDPSC approval of the electric service agreement.
In August 2024, the Company filed a request with the SDPUC seeking approval on an electric service agreement to provide up to 50 MW of electricity to a data center near Leola, South Dakota. Construction of the data center and approval of the electric service agreement which had been pending development of new local siting requirements for data center loads by McPherson County in South Dakota, were effective August 5, 2025. Approval of the electric service agreement with the SDPUC remains pending, with a hearing scheduled in November 2026. An updated conditional use permit for the data center siting with McPherson County also remains pending.
Growing demand from large-load customers, including data centers, continues to provide opportunities for increased electric sales. The Company's approach to serving large-load customers is grounded in protecting existing customers and ensuring that growth creates value for the electric system and the communities the Company serves. The Company follows the principle of cost causation, meaning the customer that creates a cost should pay that cost. Infrastructure and service costs that are specifically needed to serve a large-load customer are assigned appropriately through contracts, tariffs and regulatory approvals. Benefits associated with these agreements may also flow back to existing customers through approved regulatory mechanisms.
The Company has been selected for or awarded smart grid grant funding under the GRIP program administered through the Bipartisan Infrastructure Law and other programs for the following projects, including a transmission line rebuild between Hettinger and Elgin, North Dakota, incorporating carbon fiber-core conductors and a dynamic line rating system, expected in service mid-2029; replacement of approximately eight miles of aging transmission line near Poplar, Montana to increase capacity and reduce wildfire risk, expected in service November 2029; and sub-transmission upgrades in the Merricourt, North Dakota area to increase load-serving capability and improve reliability, with scheduled in-service dates of October 2028.

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
◦In June 2025, the EPA proposed repealing and replacing the May 2024 Electric Generation GHG Rule, with options to (a) exclude the power sector from GHG regulations or (b) remove carbon capture and sequestration requirements while retaining efficiency based standards for natural gas fired combustion units. In September 2026, the EPA released a final rule consistent with option (b). This rule is in litigation. In a supplemental proposal, the EPA proposed rescinding all remaining GHG standards for electric generation. The Company is currently reviewing the rules.
◦In February 2026, the EPA repealed the 2024 Mercury and Air Toxics Standard Rule and restored the 2012 Mercury and Air Toxics Standard Rule, under which the Company’s coal plants maintain compliance. The repeal of the 2024 Mercury and Air Toxics Standard Rule is being litigated by multiple parties.
◦The Company determined that the Effluent Limitations Guidelines Rule and related amendments do not have a material impact on the Company.
◦In April 2026, the EPA proposed amendments to federal regulations for coal combustion residuals at legacy coal ash sites. The Company submitted comments to the EPA in June 2026. A final rule is expected in early 2027.
•In February 2026, the EPA rescinded the 2009 Endangerment Finding and related motor vehicle GHG standards under the Clean Air Act. This action does not directly address or repeal GHG regulations for power plants and other non-motor vehicle sources. The rescinded rules are in litigation.
•In July 2024, the ODEQ published its proposed rules to create a new CPP. The OEQC adopted the rules in November 2024. In April 2026, Cascade joined with 28 other companies, organizations and individuals in filing a lawsuit in the Oregon Court of Appeals challenging the OEQC's statutory authority to adopt the CPP and asking the court to invalidate the CPP. In May 2026, the Oregon Court of Appeals granted a motion to expedite litigation challenging the CPP. The Company will continue to strive to satisfy all requirements set by the CPP while this litigation is underway. The Company intends to meet its obligations through a combination of energy efficiency and conservation measures, no-cost allowances, future purchases of community climate investment credits, and contracted and future purchases of environmental attributes from low-carbon fuel projects such as RNG. Compliance costs for these regulations are being recovered through customer rates. Due to the timing of regulatory recovery, future compliance obligation purchases could impact the Company's operating cash flow.
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
•The Washington SBCC in 2023 adopted residential and commercial building code amendments that will significantly limit the use of natural gas for space and water heating in new and retrofitted commercial and residential buildings. In May 2024, the Company filed a joint complaint seeking declaratory and injunctive relief under federal law against the Washington SBCC's adoption of the amended Washington State Energy Code. This complaint was dismissed by the federal district court. Plaintiffs appealed this decision to the Ninth Circuit. The Company's opening brief was filed in July 2025. Oral argument before a three-judge panel of the Ninth Circuit was held in February 2026. In an opinion issued in September 2026, the Ninth Circuit affirmed the dismissal on sovereign immunity grounds. The Ninth Circuit did not rule on the merits of the Plaintiffs' argument that the State Energy Code amendments were preempted by federal law.
Initiative Measure No. 2066, which was approved by voters, does not allow the Washington State Energy Code to "in any way prohibit, penalize, or discourage the use of gas for any form of heating, or for uses related to any appliance or equipment, in any building." In May 2025, the King County Superior Court filed an order ruling Initiative Measure No. 2066 unconstitutional. Following the ruling, the Building Industry Association of Washington filed a notice of appeal with the King County Superior Court. In September 2026, the Washington State Supreme Court ruled that Initiative Measure No. 2066 is unconstitutional in its entirety. As a result, the provisions contained in Initiative Measure No. 2066 are now void.

Index
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
Tariff increases on raw materials could negatively affect the Company's construction projects and maintenance work. The Company continues to monitor the impact tariffs will have on its costs. The Company continues to actively manage the national supply chain challenges by working with its manufacturers and suppliers to help mitigate some of these risks on its business. The segment regularly experiences extended lead times on raw materials that are critical to the segment's construction and maintenance work which could delay maintenance work and construction projects potentially causing lost revenues and/or increased costs. The Company is partially mitigating these challenges by planning for extended lead times further in advance. The Company expects these delays to continue. Inflationary pressures remain volatile, and costs for raw material and contract services also remain high. For additional discussion regarding risks and uncertainties, see Item 1A. Risk Factors in this quarterly report and Part I, Item 1A. Risk Factors in the 2025 Annual Report.
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
Earnings overview - The following information summarizes the performance of the pipeline segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In millions)
Operating revenues	$56.8	$57.4	$170.6	$170.4
Operating expenses:
Operation and maintenance	22.3	21.0	65.5	62.7
Depreciation and amortization	8.4	8.1	24.9	24.0
Taxes, other than income	3.9	3.7	11.4	10.6
Total operating expenses	34.6	32.8	101.8	97.3
Operating income	22.2	24.6	68.8	73.1
Other income (expense)	(.8)	1.0	(.8)	3.1
Interest expense	4.3	4.1	12.5	12.6
Income before income taxes	17.1	21.5	55.5	63.6
Income tax expense	4.0	4.7	12.7	14.2
Net income	$13.1	$16.8	$42.8	$49.4

Index

Operating statistics	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Transportation volumes (MMdk)	162.3	160.3	455.9	455.2
Customer natural gas storage balance (MMdk):
Beginning of period	41.5	34.6	37.6	44.1
Net injection	4.7	13.6	8.6	4.1
End of period	46.2	48.2	46.2	48.2
Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025 Pipeline earnings decreased $3.7 million as a result of:
•Revenues decreased $600,000 as a result of:
◦Lower interruptible transportation volumes of $900,000.
◦Lower storage-related revenue of $800,000.
◦Partially offset by:
▪Increased demand revenue, largely due to:
•Increased usage of short-term natural gas transportation contracts of $500,000.
•Growth projects placed in service of $400,000.
•Operation and maintenance increased $1.3 million.
◦Primarily from:
▪Higher payroll-related costs of $700,000.
▪Higher materials costs of $600,000.
▪Higher consulting costs associated with the Company's recent rate case filing.
•Depreciation and amortization increased $300,000 driven largely by higher property, plant and equipment balances related to growth projects placed in service, as previously discussed.
•Taxes, other than income was comparable to the same period in the prior year.
•Other income decreased $1.8 million.
◦Largely due to:
▪Advisory costs associated with Bakken East incurred in 2026 that were not eligible for capitalization of $700,000.
▪Lower investment returns on the Company's non-qualified benefit plans of $500,000.
▪Lower TSA income of $300,000 associated with services provided to Everus.
▪Interest expense was comparable to the same period in the prior year.
•Income tax expense decreased $700,000, largely due to lower income before income taxes.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025 Pipeline earnings decreased $6.6 million as a result of:
•Revenues increased $200,000 as a result of:
◦Increased demand revenue, largely due to:
▪Increased usage of short-term natural gas transportation contracts of $1.9 million.
▪Growth projects placed in service of $1.2 million.
▪Increased customer demand for long-term natural gas transportation contracts of $1.2 million.
◦Largely offset by:
▪Lower interruptible transportation volumes of $2.0 million.
▪Lower storage-related revenue of $1.6 million.
•Operation and maintenance increased $2.8 million.
◦Primarily from:
▪Higher payroll-related costs of $1.7 million.
▪Higher materials costs of $1.4 million.
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
•Taxes, other than income increased $800,000, largely due to higher property tax accruals in Montana.

Index
•Other income decreased $3.9 million:
◦Largely due to:
▪Advisory costs associated with Bakken East incurred in 2026 that were not eligible for capitalization of $1.6 million.
▪Lower TSA income of $1.2 million, as described above.
▪Lower investment returns on the Company's non-qualified benefit plans of $500,000.
•Interest expense was comparable to the same period in the prior year.
•Income tax expense decreased $1.5 million, largely due to lower income before income taxes.
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
•In September 2026, the Company's board of directors made a positive final investment decision to proceed with Bakken East, a proposed pipeline project spanning approximately 350 miles from western to eastern North Dakota, plus additional laterals. The project is estimated to cost $2.8 billion to $3.1 billion and is designed for initial natural gas transportation capacity of 1.4 billion cubic feet per day, with flexibility for future growth. The Company has executed precedent agreements with all customers that submitted binding interest in the March 2026 open season, securing nearly 1.2 billion cubic feet per day of firm capacity. A negotiated option could increase contracted volumes to nearly all of the 1.4 billion cubic feet per day originally requested. Commitments include up to $50 million annually for 10 years from the State of North Dakota. The Company is actively evaluating debt and equity financing structures to fund the project, including potential participation of financial or strategic investors, and expects to retain majority ownership and operational control. Project investment would be incremental to the Company's capital investment plan outlined in the 2025 Annual Report. Engineering, environmental review and pre-filing activities are advancing, with the FERC section 7(c) application anticipated in the fourth quarter of 2026. The Company continues to incur development costs and has contractual and commercial arrangements intended to mitigate its related financial exposure. Phase One is targeted for completion in late 2029 and Phase Two in late 2030, subject to regulatory approvals. For related risks and uncertainties, see Item 1A. Risk Factors in this quarterly report and Part I, Item 1A. Risk Factors in the 2025 Annual Report.
•Potential Minot Industrial Pipeline Project, which could consist of an approximately 90-mile pipeline from Tioga, North Dakota to Minot, North Dakota and ancillary facilities. The Company has signed an agreement to support the early stage development of the project which has been extended through December 2026. The project would provide incremental natural gas transportation capacity for anticipated industrial demand.

Index
Other

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In millions)
Operating revenues	$.2	$.3	$.6	$.6
Operating expenses:
Operation and maintenance	.3	(1.5)	1.0	(1.0)
Total operating expenses	.3	(1.5)	1.0	(1.0)
Operating (loss) income	(.1)	1.8	(.4)	1.6
Other income	.6	2.0	2.3	5.0
Interest expense	.7	1.6	2.7	3.5
Income (loss) before income taxes	(.2)	2.2	(.8)	3.1
Income tax expense	4.6	3.9	3.0	3.5
Loss from continuing operations	(4.8)	(1.7)	(3.8)	(.4)
Discontinued operations, net of tax	(.1)	—	1.8	(.9)
Net loss	$(4.9)	$(1.7)	$(2.0)	$(1.3)
Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025
For the third quarter of 2026, Other reported a net loss of $4.9 million, compared to a $1.7 million loss for the same period in 2025. The decrease was primarily due to higher claims experience at the captive insurer and higher income tax expense due to income tax adjustments related to the Company’s annualized estimated tax rate.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025
Other reported a net loss of $2.0 million for the nine months ended September 30, 2026 compared to a net loss of $1.3 million for the same period in 2025. The decrease was primarily due to higher claims experience at the captive insurer and higher income tax expense due to income tax adjustments related to the Company’s annualized estimated tax rate. The decrease was partially offset by income from discontinued operations associated with a $1.5 million tax benefit related to an election to change the tax method for certain strategic initiative costs.
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
Intersegment Transactions
Amounts presented in the preceding tables will not agree with the Consolidated Statements of Income due to the Company's elimination of intersegment transactions. The amounts related to these items were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In millions)
Intersegment transactions:
Operating revenues	$4.5	$4.7	$49.9	$48.7
Purchased natural gas sold	$4.0	$4.2	$48.3	$47.3
Operation and maintenance	$.5	$.5	$1.6	$1.4
Other income	$.4	$1.7	$1.7	$3.9
Interest expense	$.4	$1.7	$1.7	$3.9
For more information on intersegment eliminations, see Note 14.
Liquidity and Capital Commitments
At September 30, 2026, the Company had cash, cash equivalents and restricted cash of $27.6 million and available borrowing capacity of $588.5 million under the outstanding credit facilities of the Company and its subsidiaries. The Company expects to meet its obligations for debt maturing within one year and its other operating and capital requirements from various sources, including internally generated funds; credit facilities and commercial paper of the Company and its subsidiaries, as described in Capital resources; and issuance of debt securities and equity securities using the Company's FSA and ATM program, as needed.

Index
Cash flows

	Nine Months Ended
	September 30,
	2026	2025
	(In millions)
Net cash provided by (used in):
Operating activities	$347.6	$392.8
Investing activities	(344.3)	(359.8)
Financing activities	(3.9)	(24.0)
(Decrease) increase in cash, cash equivalents and restricted cash	(.6)	9.0
Cash, cash equivalents and restricted cash -- beginning of year	28.2	66.9
Cash, cash equivalents and restricted cash -- end of period	$27.6	$75.9
Operating activities

	Nine Months Ended
	September 30,
	2026	2025	Variance
	(In millions)
Components of net cash provided by operating activities:
Net income	$116.1	$114.1	$2.0
Income (loss) from discontinued operations, net of tax	1.8	(0.9)	2.7
Income from continuing operations	114.3	115.0	(.7)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	165.0	155.2	9.8
Deferred income taxes	22.0	(12.5)	34.5
Other adjustments	9.0	5.7	3.3
Changes in current assets and liabilities, net of acquisitions:
Receivables	106.3	136.3	(30.0)
Inventories	(3.2)	(.6)	(2.6)
Other current assets	(46.8)	47.6	(94.4)
Accounts payable	(41.9)	(47.7)	5.8
Other current liabilities	34.2	13.8	20.4
Pension & postretirement benefit plan contributions	(3.7)	(2.8)	(.9)
Other noncurrent changes	(8.9)	(16.5)	7.6
Net cash provided by continuing operations	346.3	393.5	(47.2)
Net cash provided by (used in) discontinued operations	1.3	(.7)	2.0
Net cash provided by operating activities	$347.6	$392.8	$(45.2)
The changes in cash flows from operating activities generally follow the results of operations, as discussed in Business Segment Financial and Operating Data, and are affected by changes in working capital.
•Net cash provided by continuing operations was $47.2 million lower, primarily attributable to:
◦Other current assets $(94.4) million: due to lower collections of purchased gas costs of $47.2 million, carbon compliance costs of $21.6 million, and decoupling balances of $5.0 million, all at the natural gas distribution business; as well as a $7.5 million decrease in net position for income taxes.
◦Receivables $(30.0) million: due to lower collection of accounts receivable due to warmer than normal weather in December 2025.
◦Partially offset by:
▪Deferred income taxes $34.5 million: which resulted from higher plant related deferrals of $19.0 million, purchased gas cost adjustments of $10.7 million, and environmental compliance deductions of $3.3 million.
▪Other current liabilities $20.4 million: due to higher electric fuel balances owed to customers of $11.2 million and large load customer deposit of $9.2 million.
▪Other noncurrent changes $7.6 million: due to 2025 preliminary project costs.

Index
Investing activities

	Nine Months Ended
	September 30,
	2026	2025	Variance
	(In millions)
Components of net cash used in investing activities:
Capital expenditures	$(332.1)	$(353.8)	$21.7
Cost of removal, net	(13.0)	(7.7)	(5.3)
Purchase of investment securities	(3.2)	(3.3)	.1
Proceeds from investment securities	4.0	5.0	(1.0)
Net cash used in investing activities	$(344.3)	$(359.8)	$15.5
•Net cash used in investing activities was $15.5 million lower, primarily attributable to:
◦Capital expenditures $21.7 million: due to lower electric wind project expenditures of $57.5 million, partially offset by higher natural gas distribution expenditures of $29.0 million and higher expenditures of $7.1 million at the pipeline segment.
Financing activities

	Nine Months Ended
	September 30,
	2026	2025	Variance
	(In millions)
Components of net cash used in financing activities:
Issuance of long-term debt	$497.2	$123.1	$374.1
Repayment of long-term debt	(577.3)	(62.8)	(514.5)
Debt issuance costs	(2.6)	(.2)	(2.4)
Issuance of common stock, net	170.0	—	170.0
Dividends paid	(86.7)	(79.6)	(7.1)
Tax withholding on stock-based compensation	(4.5)	(4.5)	—
Net cash used in financing activities	$(3.9)	$(24.0)	$20.1
•Net cash used in financing activities was $20.1 million lower, primarily attributable to:
◦Issuance of long-term debt $374.1 million: $485.0 million of senior notes were issued in 2026 under a NPA, partially offset by lower credit agreement issuances of $78.1 million and absence of a 2025 debt issuance of $25.0 million.
◦Issuance of common stock $170.0 million: of which $88.9 million was net issuances under the Company's ATM program and $81.3 million was cash received from partial settlement under the Company's FSA.
◦Partially offset by:
▪Repayment of long-term debt $(514.5) million: due to increased repayments of $390.0 million primarily at Montana-Dakota and higher credit agreement repayments of $149.5 million.
▪Dividends paid $(7.1) million: higher dividends paid in 2026 due to an increase in the dividends declared per common share and an increase in the number of average common shares outstanding.
Capital expenditures
Capital expenditures for the first nine months of 2026 and 2025 were $373.7 million and $379.5 million, respectively. Capital expenditures at the Company's business segments are estimated to be approximately $594.4 million for 2026, which is a slight increase to what was previously reported in the 2025 Annual Report. The increase is primarily driven by increased pipeline investments associated with the Bakken East final investment decision reached on September 30, 2026, partially offset by lower electric and natural gas distribution investments due to the timing of JETx capital expenditures and the decision to discontinue development of the Knott Landfill RNG project, respectively. Investment in Bakken East remains incremental to the capital plan outlined in the 2025 Annual Report. Capital expenditure estimates have been updated to accommodate project timeline and scope changes made thus far in 2026.
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
Debt resources
Certain debt instruments of the Company and its subsidiaries contain restrictive and financial covenants and cross-default provisions. In order to borrow under the respective debt instruments, the Company and its subsidiaries must be in compliance with the applicable covenants and certain other conditions. The Company and its subsidiaries were in compliance with applicable covenants at September 30, 2026. In the event the Company and its subsidiaries do not comply with the applicable covenants and other conditions, alternative sources of funding may need to be pursued. As of September 30, 2026, the Company had investment grade credit ratings at all entities issuing debt. For more information on the Company's debt instruments, covenants, certain other conditions and cross-default provisions, see Note 13 and Part II, Item 6 in this document and Part II, Item 8 in the 2025 Annual Report.

Equity offerings
In August 2025, the Company entered into an EDA pursuant to which it may issue, offer, and sell, from time to time, up to an aggregate gross sales price of $400.0 million of shares of its common stock through an ATM offering program, which includes the ability to enter into FSAs. Since the establishment of the ATM offering program, the Company did not enter into any FSAs related to the EDA. As of September 30, 2026, the Company had capacity to issue up to an aggregate gross sales price of $310.0 million in shares of common stock under the ATM offering program.
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
In March 2026, the Company partially settled the FSAs with physical delivery of 4.3 million shares of common stock to the counterparties in exchange for cash of $81.3 million. At September 30, 2026, the Company could have settled all of its outstanding FSAs with physical delivery of 7.4 million shares of common stock to the banking counterparties in exchange for cash of approximately $139.6 million. If the FSAs had been net cash or net share settled at September 30, 2026, the Company, in aggregate, would have been entitled to a net settlement of approximately $2.8 million or 153,231 shares, respectively.
Actual cash proceeds, if any, for settlement of FSAs will depend on the method and timing the Company elects for settlement. Prior to settlement, the potentially issuable shares pursuant to the FSAs were and will be reflected in the Company's diluted earnings per share calculation using the treasury stock method. For more detailed information about the Company's equity transactions, see Note 8.
Material cash requirements
There were no material changes in the Company's remaining contractual obligations related to asset retirement obligations and uncertain tax positions for 2026 from those reported in the 2025 Annual Report. As of September 30, 2026, estimated interest payments increased compared with those reported in the 2025 Annual Report primarily due to debt issuances in the third quarter of 2026. For more information on newly issued debt, see Note 13 in this document. For more information on the Company's contractual obligations on long-term debt, operating leases and purchase commitments, see Part II, Item 7 in the 2025 Annual Report.
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
There were no material changes to the Company's noncontributory qualified defined benefit pension plans from those reported in the 2025 Annual Report other than the Company contributed approximately $3.7 million to its pension plans in 2026. For more information, see Note 15 and Part II, Item 7 in the 2025 Annual Report.
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
Changes in internal controls
No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Index
Part II -- Other Information
Item 1. Legal Proceedings
There were no material changes to the Company's legal proceedings in Part I, Item 3 - Legal Proceedings in the 2025 Annual Report.
Item 1A. Risk Factors
Please refer to the Company's risk factors that are disclosed in Part I, Item 1A. Risk Factors in the 2025 Annual Report that could be materially harmful to the Company's business, prospects, financial condition or financial results if they occur. At September 30, 2026, there were no material changes to the Company's risk factors provided in Part I, Item 1A. Risk Factors in the 2025 Annual Report other than as set forth below.

The proposed Bakken East pipeline project involves substantial capital investment and is subject to numerous risks and uncertainties that could materially adversely affect the Company’s business, financial condition, results of operations, and cash flows.
On September 30, 2026, the Company’s board of directors approved a final investment decision to proceed with the proposed Bakken East pipeline project through the Company’s pipeline business, WBI Energy Transmission. Bakken East is expected to include approximately 350 miles of pipeline and provide approximately 1.4 billion cubic feet per day of natural gas transportation capacity. Bakken East is expected to be constructed in two phases, targeted for completion in late 2029 and late 2030. The estimated aggregate cost is approximately $2.8 billion to $3.1 billion, none of which amount is currently included in the Company’s capital plan outlined in the 2025 Annual Report. Bakken East is subject to numerous risks and uncertainties, many of which are beyond the Company’s control. These include:
•Project costs and execution. Actual costs and construction timelines could differ materially from current estimates due to inflation, tariffs, changes in materials and labor costs, labor shortages, equipment availability, supply chain disruptions, contractor performance, adverse weather, unforeseen site or environmental conditions, changes in project scope or design, permitting or regulatory requirements, including environmental requirements, and other factors. Cost increases or delays could adversely affect project returns, our financial condition and credit ratings, and our ability to fund other capital projects or pay dividends.
•Financing and partnership arrangements. The Company has not yet secured definitive project financing or one or more project partners. The Company's ability to obtain financing or secure suitable partners on acceptable terms may be affected by capital-market conditions, interest rates, investor interest and other factors. Any partnership arrangement could also require the Company to share economic returns, control, and/or decision-making authority.
•Regulatory approvals. Bakken East requires federal, state, and local regulatory approvals and permits, which may not be received on the anticipated terms or timeline and could result in delays, additional costs or changes to the project.
•Project economics and commercial commitments. Although the Company has entered into precedent agreements representing nearly 1.2 billion cubic feet per day of firm natural gas transportation capacity, the precedent agreements are subject to conditions precedent. The loss of one or more customers, or their failure to fulfill contractual commitments, could adversely affect project revenues and expected financial returns.The Bakken East project economics also depend on continued natural gas production and demand for natural gas transportation capacity in the Bakken region. Changes in commodity prices, competing pipeline capacity, energy policy or customer circumstances could adversely affect utilization and expected financial returns.
•Other project and operating risks. Bakken East may not operate as expected or achieve anticipated financial returns due to operating disruptions, equipment failures, severe weather, cybersecurity incidents, third-party damage or other events. The Company has also incurred, and expects to continue to incur, significant development costs, including engineering, environmental, legal, regulatory, land acquisition and advisory expenses, some of which may not be recoverable if Bakken East is delayed, modified or not completed as currently contemplated.
Any of these risks could cause Bakken East to be delayed, cost more than anticipated, fail to achieve expected financial returns or not be completed as currently contemplated, which could materially adversely affect the Company's business, financial condition, results of operations and cash flows.

Index
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table includes information with respect to the Company's purchase of equity securities:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1 through July 31, 2026	—	$—	—	—
August 1 through August 31, 2026	—	—	—	—
September 1 through September 30, 2026	1,634	18.81	—	—
Total	1,634	$18.81	—	—

(1) Represents shares of common stock purchased on the open market for the Company's non-employee directors who elected to receive additional shares of common stock in lieu of a portion of their cash retainer.
(2) Not applicable. The Company does not currently have in place any publicly announced plans or programs to repurchase equity securities.

Item 5. Other Information
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
See the index to exhibits immediately preceding the signature page to this report.

Index

Exhibits Index
Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	File Number

3(a)	Amended and Restated Certificate of Incorporation of MDU Resources Group, Inc.		8-K		3.2	5/8/19	1-03480
3(b)	Bylaws of MDU Resources Group, Inc.		8-K		3.1	2/14/25	1-03480
**4(a)	Montana-Dakota Utilities Co. Note Purchase Agreement, Dated June 16, 2026	X
**4(b)	Cascade Natural Gas Corporation Note Purchase Agreement, dated August 24, 2026	X
**4(c)	Intermountain Gas Company Note Purchase Agreement, dated September 22, 2026	X
***10(a)	Forward Sale Agreement between MDU Resources Group, Inc. and Wells Fargo Bank, National Association, dated August 27, 2026	X
***10(b)	Forward Sale Agreement between MDU Resources Group, Inc. and Bank of America, N.A., dated September 2, 2026	X
***10(c)	Forward Sale Agreement between MDU Resources Group, Inc. and JPMorgan Chase Bank, National Association, New York Branch, dated September 4, 2026	X
31(a)	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31(b)	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
*32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

***Certain portions of this exhibit have been redacted pursuant to Item 301(b)(10)(iv) of Regulations S-K. The Company hereby undertakes to supplementally furnish an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

Index
Signatures
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MDU RESOURCES GROUP, INC.

DATE:	November 5, 2026	BY:	/s/ Jason L. Vollmer
Jason L. Vollmer
Chief Financial Officer

		BY:	/s/ Stephanie A. Sievert
Stephanie A. Sievert
Chief Accounting and Regulatory Affairs Officer